Form 10-K
period 2010-09-30
Standard Financial Corp.
filed 2010-12-23
CIK 1492915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-34893

STANDARD FINANCIAL CORP.
(Exact Name of Registrant as Specified in its Charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	27-3100949 (I.R.S. Employer Identification No.)

2640 Monroeville Boulevard, Monroeville, Pennsylvania (Address of Principal Executive Offices)	15146 (Zip Code)

(412) 856-0363
(Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of December 10, 2010, there were issued and outstanding 3,478,173 shares of the Registrant’s Common Stock.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on March 31, 2010 was $0.

DOCUMENTS INCORPORATED BY REFERENCE:

Document	Part of Form 10-K

Proxy Statement for the 2011 Annual Meeting of Stockholders of the Registrant	Part III

Standard Financial Corp.

Annual Report on Form 10-K
For The Year Ended
September 30, 2010

EXPLANATORY NOTE

Standard Financial Corp., a Maryland corporation (the “Registrant” or the “Company”), was formed to serve as the stock holding company for Standard Bank, PaSB (“Standard Bank” or the “Bank”) as part of its conversion from the mutual to the stock form of ownership which occurred on October 6, 2010. As of September 30, 2010, the conversion had not been completed, and, as of that date, the Registrant had no assets or liabilities, and had not conducted any business other than that of an organizational nature. Accordingly, financial and other information of Standard Bank and Standard Mutual Holding Company are included in this Annual Report.

PART I

ITEM 1.	Business

Forward Looking Statements

This annual report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may” and words of similar meaning. These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the asset quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and unless required under the federal securities laws, we do not undertake any obligation to update any forward-looking statements after the date of this annual report.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions, either nationally or in our market areas, that are worse than expected;

•	competition among depository and other financial institutions;

•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

•	adverse changes in the securities markets;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	our ability to successfully integrate acquired entities, if any;

•	changes in consumer spending, borrowing and savings habits;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

•	changes in our organization, compensation and benefit plans;

•	changes in our financial condition or results of operations that reduce capital available to pay dividends; and

•	changes in the financial condition or future prospects of issuers of securities that we own.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Standard Financial Corp.

Standard Financial Corp. is a Maryland corporation that owns all of the outstanding shares of common stock of Standard Bank upon completion of the mutual-to-stock conversion which occurred on October 6, 2010. Other than matters of an organizational nature, Standard Financial Corp. did not engage in any business as of September 30, 2010.

Upon completion of the stock conversion on October 6, 2010, a total of 3,478,173 shares of common stock were issued in the offering. 3,360,554 shares were subscribed for by depositors of Standard Bank, other investors in the subscription and community offerings and the Employee Stock Ownership Plan at a purchase price of $10.00 per share. 117,619 shares were issued to Standard Charitable Foundation. The shares of common stock began trading on the Nasdaq Capital Market under the trading symbol “STND” on October 7, 2010.

Our executive offices are located at 2640 Monroeville Boulevard, Monroeville, Pennsylvania 15146. Our telephone number at this address is (412) 856-0363.

Standard Bank

Standard Bank is a Pennsylvania chartered savings bank headquartered in Murrysville, Pennsylvania. Standard Bank was organized in 1913, and reorganized into the mutual holding company structure in 1998. As of September 30, 2010, Standard Bank was the wholly owned subsidiary of Standard Mutual Holding Company, a Pennsylvania mutual holding company. On a consolidated basis, as of September 30, 2010, Standard Mutual Holding Company had total assets of $435.1 million, total loans of $286.1 million, total deposits of $316.2 million and equity of $45.3 million. We provide financial services to individuals, families and businesses through our ten banking offices located in the Pennsylvania counties of Allegheny, Westmoreland and Bedford and Allegany County, Maryland.

Standard Bank’s business consists primarily of accepting deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in commercial real estate loans, one- to four-family residential mortgage loans, home equity loans and lines of credit, commercial business loans and investment securities. To a much lesser extent, we also originate construction loans and consumer loans. Standard Bank offers a variety of deposit accounts, including savings accounts, certificates of deposit, money market accounts, commercial and regular checking accounts and individual retirement accounts.

Standard Bank’s executive offices are located at 2640 Monroeville Boulevard, Monroeville, Pennsylvania 15146. Our telephone number at this address is (412) 856-0363. Our website address is www.standardbankpa.com.  Information on our website is not incorporated into this Annual Report and should not be considered part of this Annual Report.

Market Area

We conduct our operations from our ten branch offices (nine of which are full service) located in the Pennsylvania counties of Allegheny, Westmoreland and Bedford and Allegany County, Maryland. Standard Bank considers its primary market area to be eastern Allegheny, Westmoreland, northern Fayette and southern Bedford counties in Pennsylvania and Allegany County, Maryland.

Our market area did not fully benefit from the national economic expansion during the period prior to the current economic recession, and as a result, it has not been as severely affected during the current economic recession. The national unemployment rate has remained over 9% and real estate prices across the country have declined substantially in many markets. Recently, there have been some signs of economic improvement nationally and in our market area, although the unemployment rate in the eastern portion of our market area remains somewhat higher than the respective unemployment rates of Pennsylvania and Maryland, respectively.

In comparison to many areas throughout the country, real estate values in our market have been reasonably stable, as many areas in the country experienced more significant increases in real estate values during the past decade. Management believes that this, combined with a more moderate employment situation within our market area, has resulted in a less severe decline in real estate market values in our market area compared to many other parts of the country.

Our market area has a broad range of private employers, and has changed its focus from heavy industry to more specialized industries and service providers, including technology, health care, education and finance. Allegheny County, Pennsylvania is the headquarters for seven Fortune 500 companies, including H.J. Heinz, USX Corporation and Alcoa Inc. Westmoreland County is east of Allegheny County and is part of the Pittsburgh metropolitan area. Allegany County, Maryland is part of the Cumberland, Maryland-West Virginia metropolitan area, which is equidistant from Pittsburgh and Baltimore, and its economy includes information technology, biotechnology, medical services and manufacturing.

Median household income levels in Standard Bank’s market area have been mixed. Allegheny County, Pennsylvania and Allegany County, Maryland have trailed the median household income growth rate of their respective states and the nation over the last several years, while Westmoreland and Fayette Counties have outpaced it. However, the median household income in each of the counties within our market area is substantially less than their respective states and nationally.

Competition

We face intense competition in our market areas both in making loans and attracting deposits. We compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies and investment banking firms. Some of our competitors have greater name recognition and market presence that benefit them in attracting business, and offer certain services that we do not or cannot provide.

Our deposit sources are primarily concentrated in the communities surrounding our banking offices, located in the Pennsylvania counties of Allegheny, Westmoreland and Bedford and Allegany County, Maryland. As of June 30, 2010 (the latest date for which information is publicly available), we ranked 29th in deposit market share out of 33 bank and thrift institutions with offices in Allegheny County, Pennsylvania with a market share of less than 1.0%, 9th in deposit market share out of 22 bank and thrift institutions in Westmoreland County, Pennsylvania with a market share of 3.0%, 7th in deposit market share out of 9 bank and thrift institutions in Bedford County, Pennsylvania, with a market share of 3.5% and 5th in deposit market share out of 5 bank and thrift institutions in Allegany County, Maryland with a market share of 6.4%.

Lending Activities

Our primary lending activities are the origination of one- to four-family residential mortgage loans, commercial real estate loans, commercial business loans and home equity loans and lines of credit. To a lesser extent, we also originate construction loans and consumer loans.

One- to Four-Family Residential Mortgage Loans.  At September 30, 2010, $141.7 million, or 48.6%, of our total loan portfolio, consisted of one- to four-family residential mortgage loans. We offer fixed-rate and adjustable-rate residential mortgage loans with maturities generally up to 30 years.

One- to four-family residential mortgage loans are generally underwritten according to Freddie Mac guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Office of Federal Housing Enterprise Oversight, which is generally $417,000 for single-family homes. However, loans in excess of $417,000 (which are referred to as “jumbo loans”) may be generally originated for retention in our loan portfolio, and not for sale to Freddie Mac. Our maximum loan amount for these loans is generally $750,000. We originate fixed- and adjustable-rate loans with terms of up to 30 years. We generally underwrite jumbo loans in the same manner as conforming loans.

We will originate loans with loan-to-value ratios in excess of 80%, up to and including a loan-to-value ratio of 95%. We require private mortgage insurance for loans with loan-to-value ratios in excess of 89%. During the fiscal year ended September 30, 2010, we originated $14.7 million of one- to four-family residential mortgage loans with loan-to-value ratios in excess of 80%.

We currently retain the servicing rights on loans sold to generate fee income. For the fiscal year ended September 30, 2010, we received loan servicing fees of $120,000. As of September 30, 2010, the principal balance of loans serviced for others totaled $15.9 million.

We offer special programs for first-time home purchasers and low- and moderate-income home purchasers. The property must be located within our lending area in a low-moderate census tract. Household income may not exceed 80% at median income of the Metropolitan Statistical Area. All bank-earned fees are waived.

Other than our loans for the construction of one- to four-family residential mortgage loans (described under “— Construction Loans”) and home equity lines of credit (described under “— Home Equity Loans and Lines of Credit”), we do not offer “interest only” mortgage loans on one- to four-family residential properties (where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan). We also do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan. We do not offer “subprime loans” (loans that generally target borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios) or Alt-A loans (traditionally defined as loans having less than full documentation).

Commercial Real Estate Loans.  At September 30, 2010, $86.1 million, or 29.7%, of our total loan portfolio, consisted of commercial real estate loans. Properties securing our commercial real estate loans primarily include business owner-occupied properties, small office buildings and office suites. We generally seek to originate commercial real estate loans with initial principal balances of up to $3.0 million. Substantially all of our commercial real estate loans are secured by properties located in our primary market area. At September 30, 2010, our largest commercial real estate loan relationship had a principal balance of $3.2 million and was secured by first mortgages on office and warehouse buildings. This loan was performing in accordance with its terms at September 30, 2010.

In the underwriting of commercial real estate loans, we generally lend up to the lesser of 80% of the property’s appraised value or purchase price. We base our decision to lend primarily on the economic viability of the property and the creditworthiness of the borrower. In evaluating a proposed commercial real estate loan, we emphasize the ratio of the property’s projected net cash flow to the loan’s debt service requirement (generally requiring a preferred ratio of 1.25x), computed after deduction for a vacancy factor and property expenses we deem appropriate. Personal guarantees are usually obtained from commercial real estate borrowers. We require title insurance, fire and extended coverage casualty insurance, and, if appropriate, flood insurance, in order to protect our security interest in the underlying property. Almost all of our commercial real estate loans are generated internally by our loan officers.

Commercial real estate loans generally carry higher interest rates and have shorter terms than one- to four-family residential mortgage loans. Commercial real estate loans, however, entail greater credit risks compared to the one- to four-family residential mortgage loans we originate, as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment of loans secured by income-producing properties typically depends on the successful operation of the property, as repayment of the loan generally is dependent, in large part, on sufficient income from the property to cover operating expenses and debt service. Changes in economic conditions that are not in the control of the borrower or lender could affect the value of the collateral for the loan or the future cash flow of the property. Additionally, any decline in real estate values may be more pronounced for commercial real estate than residential properties.

Home Equity Loans and Lines of Credit.  In addition to traditional one- to four-family residential mortgage loans, we offer home equity loans and home equity lines of credit that are secured by the borrower’s primary residence, secondary residence or one- to four-family investment properties. At September 30, 2010, our home equity loans and lines of credit totaled $47.5 million and represented 16.3% of our total loan portfolio. Our home equity loans are originated with fixed rates of interest and with terms of up to 20 years. Home equity lines of credit have a maximum term of 20 years. The borrower is permitted to draw against the line during the first ten years of the line of credit. During this draw period, repayments are made at 2% of the unpaid balance monthly basis. After this initial 10-year draw period, the borrower is required to make payments to principal based on a 10-year amortization. Our home equity lines of credit are currently originated with adjustable rates of interest. Home equity loans and lines of credit are generally underwritten with the same criteria that we use to underwrite one- to four-family residential mortgage loans. For a borrower’s primary residence, home equity loans and lines of credit may be underwritten with a loan-to-value ratio of 89% when combined with the principal balance of the existing mortgage loan, while the maximum loan-to-value ratio on secondary residences and investment properties is 75% when combined with the principal balance of the existing mortgage loan. We require appraisals on home equity loans and lines of credit. At the time we close a home equity loan or line of credit, we record a mortgage to perfect our security interest in the underlying collateral. At September 30, 2010 our in-house maximum limit for a home equity loan or a line of credit was $250,000 without title insurance; any higher amounts require title insurance.

Home equity loans and lines of credit entail greater credit risks compared to the one- to four-family residential mortgage loans we originate, as they typically involve higher loan-to-value ratios. Therefore, any decline in real estate values may have a more detrimental effect on home equity loans and lines of credit compared to one- to four-family residential mortgage loans.

Commercial Business Loans.  We make various types of secured and unsecured commercial business loans to customers in our market area for the purpose of working capital and other general business purposes. The terms of these loans generally range from less than one year to a maximum of ten years. The loans are either negotiated on a fixed-rate basis or carry adjustable interest rates indexed to a lending rate that is determined internally, or a short-term market rate index. We seek to originate loans to small- and medium-size businesses with principal balances between $150,000 and $750,000. At September 30, 2010, we had commercial business loans outstanding totaling $10.0 million, or 3.4% of the total loan portfolio.

Commercial credit decisions are based upon our credit assessment of the loan applicant. We evaluate the applicant’s ability to repay in accordance with the proposed terms of the loan and we assess the risks involved. Personal guarantees of the principals are typically obtained. In addition to evaluating the loan applicant’s financial statements, we consider the adequacy of the primary and secondary sources of repayment for the loan. Credit agency reports of the applicant’s personal credit history supplement our analysis of the applicant’s creditworthiness. Collateral supporting a secured transaction also is analyzed to determine its marketability. Commercial business loans generally have higher interest rates than residential loans of like duration because they have a higher risk of default since their repayment generally depends on the successful operation of the borrower’s business and the sufficiency of any collateral.

At September 30, 2010, our largest commercial business loan had a principal balance of $1.0 million and was secured primarily by conservation-related federal tax credits. This loan was an interest-only loan which was scheduled to mature upon approval by the Internal Revenue Service (“IRS”) of the tax credits. The loan was current as to interest payments as of September 30, 2010; however this loan was considered impaired due to delays in the approval of the related tax credits by the IRS and the extension of the interest-only payment period.

Construction Loans.  We make commercial construction loans for rental properties, commercial buildings and homes built by developers on speculative, undeveloped property. The terms of commercial construction loans are made in accordance with our commercial loan policy. Advances on construction loans are made in accordance with a schedule reflecting the cost of construction, but are generally limited to an 80% loan-to-completed-appraised-value ratio. Repayment of construction loans on non-residential properties is normally expected from the property’s eventual rental income, income from the borrower’s operating entity or the sale of the subject property. In the case of income-producing property, repayment is usually expected from permanent financing upon completion of construction. We typically provide the permanent mortgage financing on our construction loans on income-producing property. Construction loans are interest-only loans during the construction period, which typically do not exceed 12 months, and convert to permanent, amortizing financing following the completion of construction. At September 30, 2010, construction loans totaled $3.2 million, or 1.1%, of total loans receivable. At September 30, 2010, the additional unadvanced portion of these construction loans totaled $1.3 million.

Generally, before making a commitment to fund a construction loan, we require an appraisal of the property by a state-certified or state-licensed appraiser. We review and inspect properties before disbursement of funds during the term of the construction loan.

Construction financing generally involves greater credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction cost is inaccurate, we may be required to advance additional funds beyond the amount originally committed in order to protect the value of the property. Moreover, if the estimated value of the completed project is inaccurate, the borrower may hold a property with a value that is insufficient to assure full repayment of the construction loan upon the sale of the property. In the event we make a land acquisition loan on property that is not yet approved for the planned development, there is the risk that approvals will not be granted or will be delayed. Construction loans also expose us to the risk that improvements will not be completed on time in accordance with specifications and projected costs. In addition, the ultimate sale or rental of the property may not occur as anticipated.

Loan Originations, Purchases, Sales, Participations and Servicing.  All loans that we originate are underwritten pursuant to our policies and procedures, which incorporate standard underwriting guidelines, including those of Freddie Mac, to the extent applicable. We originate both adjustable-rate and fixed-rate loans. Our loan origination and sales activity may be adversely affected by a rising interest rate environment that typically results in decreased loan demand. Most of our one- to four-family residential mortgage loan originations are generated by our loan officers.

Historically, we have retained in our portfolio the majority of loans that we originate, although in recent years we have sold most of our longer term loans to Freddie Mac and the Federal Home Loan Bank of Pittsburgh, with loan servicing rights retained. During the fiscal years 2010 and 2009, we sold $1.5 million and $2.4 million, respectively, of fixed-rate loans as originated, primarily with terms of 15 years and longer, to assist us in managing interest rate risk.

We sell our loans with the servicing rights retained on residential mortgage loans, and we intend to continue this practice in the future, subject to the pricing of retaining such servicing rights. At September 30, 2010, we were servicing loans owned by others with a principal balance of $15.9 million. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. We retain a portion of the interest paid by the borrower on the loans we service as consideration for our servicing activities.

From time to time, we enter into participations in commercial loans with other banks. In these circumstances, we will generally follow our customary loan underwriting and approval policies. At September 30, 2010 we had $8.6 million in loan participations.

From time to time, we have purchased residential loans from other financial institutions. At September 30, 2010 the unpaid balance of these loans was $926,000.

Loan Approval Procedures and Authority.  Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by our Board of Directors. The loan approval process is intended to assess the borrower’s ability to repay the loan and value of the property that will secure the loan. To assess the borrower’s ability to repay, we review the borrower’s employment and credit history and information on the historical and projected income and expenses of the borrower. We require “full documentation” on all of our loan applications.

Our policies and loan approval limits are established by the Board of Directors. Loans in amounts up to $200,000 (for consumer loans), $1.0 million (for residential real estate loans), and $1.0 million (for commercial loans) can be approved by designated individual officers or officers acting together with specific lending approval authority. Relationships in excess of these amounts require the approval of the Board of Directors or its loan committee.

We require appraisals of all real property securing one- to four-family residential and commercial real estate loans and home equity loans and lines of credit. All appraisers are state-licensed or state-certified appraisers, and our practice is to have local appraisers approved by the Board of Directors annually.

Investments

Our Investment Committee, which is comprised of our Chief Executive Officer, our Chief Financial Officer and our Controller, has primary responsibility for implementing our investment policy, which is established by our Board of Directors. The general investment strategies are developed and authorized by the Investment Committee in consultation with our Board of Directors. The Investment Committee is responsible for the execution of specific investment actions. These officers are authorized to execute investment transactions of up to $1.0 million per investment security and $5.0 million for mortgage-backed securities per transaction without the Board of Directors prior approval (provided the transactions are within the scope of the established investment policy). The investment policy is reviewed annually by the Investment Committee, and any changes to the policy are subject to approval by the full Board of Directors. The overall objectives of the Investment Policy are to maintain a portfolio of high quality and diversified investments to maximize interest income over the long term and to minimize risk, to provide collateral for borrowings, to provide additional earnings when loan production is low, and, when appropriate, to reduce our tax liability. The policy dictates that investment decisions give consideration to the safety of principal, liquidity requirements and interest rate risk management. All securities transactions are reported to the Board of Directors on a monthly basis.

Our current investment policy permits investments in securities issued by the U.S. Government as well as mortgage-backed securities, municipal securities, corporate bonds and direct obligations of Fannie Mae, Freddie Mac and Government National Mortgage Association. The investment policy also permits, with certain limitations, investments in certificates of deposit, collateralized mortgage obligations and mutual funds (limited to adjustable rate mortgage funds). The policy also permits limited investments in equity securities. Our current investment policy does not permit investment in stripped mortgage-backed securities or derivatives as defined in federal banking regulations, or in other high-risk securities.

Our investment policy expressly prohibits the use of our investment portfolio for market-oriented trading activities or speculative purposes unless otherwise approved by our Board of Directors. It is not our intention to profit in our investment account from short-term securities price movements. Accordingly, we do not currently have a trading account for investment securities.

We designate a security as either held to maturity, available-for-sale, or trading, based upon our ability and intent. Securities available-for-sale and trading securities are reported at market value and securities held to maturity are reported at amortized cost. A periodic review and evaluation of the available-for-sale and held-to-maturity securities portfolios is conducted to determine if the fair value of any security has declined below its carrying value and whether such decline is other-than-temporary. The fair values of mortgage-backed securities are based on quoted market prices or, when quoted prices in active markets for identical assets are not available, are based on matrix pricing, which is a mathematical technique that relies on the securities’ relationship to other benchmark quoted prices.

At September 30, 2010, all of such securities were classified as available for sale. Our securities portfolio at September 30, 2010, consisted primarily of securities with the following carrying value: $26.9 million of U.S. government and agency obligations, $22.6 million of mortgage-backed securities issued by U.S. Government agencies and U.S. Government-sponsored enterprises; $19.1 million in municipal obligations, $7.8 million in corporate bonds; $1.2 million in equity securities and $686,000 in collateralized mortgage obligations. At September 30, 2010, none of the collateral underlying our securities portfolio was considered subprime or Alt-A. See “Management’s Discussion of Financial Condition and Results of Operations — Balance Sheet Analysis: September 30, 2010 and September 30, 2009 — Investment Securities Portfolio” for a discussion of the recent performance of our securities portfolio.

We purchase mortgage-backed securities insured or guaranteed by Fannie Mae, Freddie Mac or Government National Mortgage Association. Historically, we have invested in mortgage-backed securities to achieve positive interest rate spreads with minimal administrative expense and to lower our credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae or Government National Mortgage Association. However, in September 2008, the Federal Housing Finance Agency placed Freddie Mac and Fannie Mae into conservatorship. The U.S. Treasury Department has established financing agreements to ensure that Freddie Mac and Fannie Mae meet their obligations to holders of mortgage-backed securities that they have issued or guaranteed. These actions have not affected the markets for mortgage-backed securities issued by Freddie Mac or Fannie Mae.

Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” to investors, net of certain costs, including servicing and guarantee fees. Mortgage-backed securities typically are collateralized by pools of one- to four-family or multifamily (loans on properties with 5 or more units) mortgages, although we invest primarily in mortgage-backed securities backed by one- to four-family mortgages. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as Standard Bank. The interest rate on the security is lower than the interest rates on the underlying loans to allow for payment of servicing and guaranty fees. Government National Mortgage Association, a U.S. Government agency, and government sponsored enterprises, such as Fannie Mae and Freddie Mac, either guarantee the payments or guarantee the timely payment of principal and interest to investors. Mortgage-backed securities are more liquid than individual mortgage loans since there is an active trading market for such securities. In addition, mortgage-backed securities may be used to collateralize our borrowings. Investments in mortgage-backed securities involve a risk that actual payments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or accretion of any discount relating to such interests, thereby affecting the net yield on our securities. Current prepayment speeds determine whether prepayment estimates require modification that could cause amortization or accretion adjustments.

Sources of Funds

General.  Deposits traditionally have been our primary source of funds for our investment and lending activities. We also borrow from the Federal Home Loan Bank of Pittsburgh to supplement cash flow needs. Our additional sources of funds are scheduled loan payments, maturing investments, loan repayments, customer repurchase agreements, retained earnings, income on other earning assets and the proceeds of loan sales.

Deposits.  We accept deposits primarily from the areas in which our offices are located. We rely on our competitive pricing and products, convenient locations and quality customer service to attract and retain deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of savings accounts, certificates of deposit and regular checking accounts.

Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market interest rates, liquidity requirements and our deposit growth goals.

Borrowings.  Our borrowings consist of advances from the Federal Home Loan Bank of Pittsburgh and funds borrowed from customers under repurchase agreements. At September 30, 2010, Federal Home Loan Bank advances totalled $37.8 million, or 9.7%, of total liabilities and our repurchase agreements totalled $3.4 million, or 0.9%, of total liabilities. At September 30, 2010, we had access to additional Federal Home Loan Bank advances of up to $98.9 million. Advances from the Federal Home Loan Bank of Pittsburgh are secured by our investment in the common stock of the Federal Home Loan Bank of Pittsburgh as well as by a blanket pledge on our assets not otherwise pledged. Repurchase agreements are secured by mortgage-backed securities.

Subsidiary Activities

Standard Bank has one subsidiary, Westmoreland Investment Company, which is a Delaware corporation that holds residential mortgage loans originated by Standard Bank.

Expense and Tax Allocation

Standard Bank has entered into an agreement with Standard Financial Corp. to provide it with certain administrative support services, whereby Standard Bank will be compensated at not less than the fair market value of the services provided. In addition, Standard Bank and Standard Financial Corp. have entered into an agreement to establish a method for allocating and for reimbursing the payment of their consolidated tax liability.

Personnel

As of September 30, 2010, we had 88 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

SUPERVISION AND REGULATION

General

Standard Bank is supervised and examined by the Pennsylvania Department of Banking as the issuer of its charter, and by the FDIC as the insurer of its deposits and its primary federal regulator. Standard Bank also is regulated to a lesser extent by the Federal Reserve Board, governing reserves to be maintained against deposits and other matters. This system of state and federal regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance fund and depositors, and not for the protection of security holders. Standard Bank is periodically examined by the Pennsylvania Department of Banking and the FDIC to ensure that it satisfies applicable standards with respect to its capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Following examinations, the Pennsylvania Department of Banking and the FDIC prepare reports for the consideration of Standard Bank’s Board of Directors on any operating deficiencies. Standard Bank’s relationship with its depositors also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of Standard Bank’s loan documents.

As a bank holding company, Standard Financial Corp. is required to file certain reports with, is subject to examination by, and otherwise must comply with the rules and regulations of the Pennsylvania Department of Banking and the Federal Reserve Board. Standard Financial Corp. is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Any change in these laws or regulations, whether by the FDIC, the Pennsylvania Department of Banking, the Federal Reserve Board or Congress, could have a material adverse impact on Standard Financial Corp., Standard Bank and their operations. See “Risk Factors — Recently enacted financial reform legislation will, among other things, create a new Consumer Financial Protection Bureau, tighten capital standards, and result in new laws and regulations that are expected to increase our costs of operations.”

Set forth below is a brief description of certain regulatory requirements that are applicable to Standard Bank and Standard Financial Corp. The description below is limited to certain material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on Standard Bank and Standard Financial Corp.

Banking Regulation

Pennsylvania Savings Bank Law.  The Pennsylvania Banking Code of 1965, as amended (the “Banking Code”), contains detailed provisions governing the organization, operations, corporate powers, savings and investment authority, branching rights and responsibilities of directors, officers and employees of Pennsylvania savings banks. A Pennsylvania savings bank may locate or change the location of its principal place of business and establish an office anywhere in, or adjacent to, Pennsylvania, with the prior approval of the Pennsylvania Department of Banking. The Banking Code delegates extensive rulemaking power and administrative discretion to the Department of Banking in its supervision and regulation of state-chartered savings banks. The Pennsylvania Department of Banking may order any savings bank to discontinue any violation of law or unsafe or unsound business practice and may direct any trustee, officer, attorney, or employee of a savings bank engaged in an objectionable activity, after the Pennsylvania Department of Banking has ordered the activity to be terminated, to show cause at a hearing before the Pennsylvania Department of Banking why such person should not be removed.

Capital Requirements.  Under the FDIC’s regulations, federally insured state-chartered banks that are not members of the Federal Reserve System (“state non-member banks”), such as Standard Bank, are required to comply with minimum leverage capital requirements. For an institution determined by the FDIC to not be anticipating or experiencing significant growth and to be, in general, a strong banking organization rated composite 1 under Uniform Financial Institutions Ranking System established by the Federal Financial Institutions Examination Council, the minimum capital leverage requirement is a ratio of Tier 1 capital to total assets of 3.0%. For all other institutions, the minimum leverage capital ratio is not less than 4.0%. Tier 1 capital is the sum of common stockholder’s equity, noncumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less intangible assets (except for certain servicing rights and credit card relationships) and certain other specified items.

In addition, FDIC regulations require state non-member banks to maintain certain ratios of regulatory capital to regulatory risk-weighted assets, or “risk-based capital ratios.” Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items to four risk-weighted categories ranging from 0.0% to 100.0%. State non-member banks must maintain a minimum ratio of total capital to risk-weighted assets of at least 8.0%, of which at least one-half must be Tier 1 capital. Total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock and certain other capital instruments, and a portion of the net unrealized gain on equity securities. The includable amount of Tier 2 capital cannot exceed the amount of the institution’s Tier 1 capital.

Standard Bank is also subject to capital guidelines of the Pennsylvania Department of Banking. Although not adopted in regulation form, the Pennsylvania Department of Banking requires 6% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the FDIC.

Prompt Corrective Action.  Under federal regulations, a bank is considered to be (i) “well capitalized” if it has total risk-based capital of 10.0% or more, Tier 1 risk-based capital of 6.0% or more, Tier I leverage capital of 5.0% or more, and is not subject to any written capital order or directive; (ii) “adequately capitalized” if it has total risk-based capital of 8.0% or more, Tier I risk-based capital of 4.0% or more and Tier I leverage capital of 4.0% or more (3.0% under certain circumstances), and does not meet the definition of “well capitalized”; (iii) “undercapitalized” if it has total risk-based capital of less than 8.0%, Tier I risk-based capital of less than 4.0% or Tier I leverage capital of less than 4.0% (3.0% under certain circumstances); (iv) “significantly undercapitalized” if it has total risk-based capital of less than 6.0%, Tier I risk-based capital less than 3.0%, or Tier I leverage capital of less than 3.0%; and (v) “critically undercapitalized” if its ratio of tangible equity to total assets is equal to or less than 2.0%. Federal regulations also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized, and may require an adequately capitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). As of September 30, 2010, Standard Bank was “well-capitalized” for this purpose.

At September 30, 2010, Standard Bank’s capital exceeded all applicable requirements.

Loans-to-One-Borrower Limitation.  Under federal regulations, with certain limited exceptions, a Pennsylvania chartered savings bank may lend to a single or related group of borrowers on an “unsecured” basis an amount equal to 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. Our internal policy, however, is to make no loans either individually or in the aggregate to one entity in excess of $3.8 million. However, in special circumstances this limit may be exceeded subject to the approval of the Board of Directors.

Activities and Investments of Insured State-Chartered Banks.  Federal law generally limits the activities and equity investments of state-chartered banks insured by the FDIC to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not, directly or indirectly, acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things: (i) acquiring or retaining a majority interest in a subsidiary; (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation, or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank’s total assets; (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures liability insurance for directors, trustees or officers, or blanket bond group insurance coverage for insured depository institutions; and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met.

Capital Distributions.  The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the FDIC Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. Federal banking regulators have the authority to prohibit banks and bank holding companies from paying a dividend if the regulators deem such payment to be an unsafe or unsound practice.

Standard Bank is also subject to regulatory restrictions on the payment and amounts of dividends under the Banking Code. The Banking Code states, in part, that dividends may be declared and paid by Standard Bank only out of accumulated net earnings.

Community Reinvestment Act and Fair Lending Laws.  Under the Community Reinvestment Act of 1977 (“CRA”), the FDIC is required to assess the record of all financial institutions regulated by it to determine if such institutions are meeting the credit needs of the community (including low and moderate income areas) which they serve. CRA performance evaluations are based on a four-tiered rating system: Outstanding, Satisfactory, Needs to Improve and Substantial Noncompliance. CRA performance evaluations are considered in evaluating applications for such things as mergers, acquisitions and applications to open branches. Standard Bank has a CRA rating of “Satisfactory.”

Transactions with Related Parties.  Transactions between banks and their related parties or affiliates are limited by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. In a holding company context, the parent bank holding company and any companies which are controlled by such parent holding company are affiliates of the bank.

Generally, Sections 23A and 23B of the Federal Reserve Act and Regulation W (i) limit the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10.0% of such institution’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20.0% of such institution’s capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to non-affiliates. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and other similar transactions. In addition, loans or other extensions of credit by the financial institution to the affiliate are required to be collateralized in accordance with the requirements set forth in Section 23A of the Federal Reserve Act.

The Sarbanes-Oxley Act of 2002 generally prohibits loans by a company to its executive officers and directors. However, the law contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws assuming such loans are also permitted under the law of the institution’s chartering state. Under such laws, the Standard Bank’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities under such person’s control, is limited. The law limits both the individual and aggregate amount of loans Standard Bank may make to insiders based, in part, on the Standard Bank’s capital position and requires certain Board approval procedures to be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Loans to executive officers are further limited by specific categories.

Standards for Safety and Soundness.  Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate. Interagency guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to implement an acceptable compliance plan. Failure to implement such a plan can result in further enforcement action, including the issuance of a cease and desist order or the imposition of civil money penalties.

Insurance of Deposit Accounts.  Standard Bank’s deposits are insured up to applicable limits by the FDIC. Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other risk factors. An institution is assigned an assessment rate from 7 to 77.5 basis points based upon the risk category to which it is assigned.

In 2009, the FDIC imposed a special emergency assessment on all insured institutions in order to cover losses to the Deposit Insurance Fund resulting from bank failures. Standard Bank recorded an expense of $177,000 during the quarter ended June 30, 2009, to reflect the special assessment. In addition, in lieu of further special assessments, the FDIC required all insured depository institutions to prepay on December 30, 2009 their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. Estimated assessments for the fourth quarter of 2009 and for all of 2010 were based upon the assessment rate in effect on September 30, 2009, with 3 basis points added for the 2011 and 2012 assessment rates. In addition, a 5% annual growth in the assessment base was assumed. Prepaid assessments are to be applied against the actual quarterly assessments until exhausted, and may not be applied to any special assessments that may occur in the future. Any unused prepayments will be returned to the institution on June 30, 2013. On December 30, 2009, Standard Bank prepaid approximately $1.5 million in estimated assessment fees. Because the prepaid assessments represent the prepayment of future expense, they do not affect Standard Bank’s capital (the prepaid asset will have a risk-weighting of 0%) or tax obligations. The balance of prepaid FDIC assessment fees at September 30, 2010 was $1.2 million.

In November 2010, as required by the Dodd Frank Act, the Federal Deposit Insurance Corporation proposed to revise the assessment base to consist of average consolidated total assets during the assessment period minus the average tangible equity during the assessment period. In addition, the proposed revisions would eliminate the adjustment for secured borrowings and make certain other changes to the impact of unsecured borrowings and brokered deposits on an institution’s deposit insurance assessment. The proposed rule also revises the assessment rate schedule to provide assessments ranging from five to 45 basis points. No assurance can be given as to the final form of the proposed regulations or its impact on Standard Bank.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not currently know of any practice, condition or violation that may lead to termination of our deposit insurance.

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. For the quarter ended September 30, 2010, the annualized FICO assessment rate equaled 1.04 basis points for each $100 in domestic deposits maintained at an institution. The bonds issued by the FICO are due to mature in 2017 through 2019.

Temporary Liquidity Guarantee Program.  The FDIC’s Transaction Account Guarantee (TAG) Program, one of two components of the Temporary Liquidity Guarantee Program, provides full federal deposit insurance coverage for noninterest-bearing transaction deposit accounts, regardless of dollar amount. Standard Bank opted to participate in this program, which was initially set to expire on December 31, 2009. On August 26, 2009, the FDIC extended the program until June 30, 2010, and revised the annualized assessment rate charged for the guarantee to between 15 and 25 basis points, depending on the institution’s risk category, on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000. We opted into the extension. On April 13, 2010, the FDIC announced a second extension of the program until December 31, 2010, and that it retained the discretion to further extend the program until December 31, 2011 without further rulemaking. We did opt into the extension.

The Dodd Frank-Wall Street Reform and Consumer Protection Act included a two-year extension of the TAG Program, though the extension does not apply to all accounts covered under the current program. The extension through December 31, 2012 applies only to non-interest bearing transaction accounts. Beginning January 1, 2011, low-interest consumer checking accounts (NOW Accounts) and Interest on Lawyer Trust Accounts (IOLTAs) will no longer be eligible for the unlimited guarantee. Unlike the original TAG Program, which allowed banks to opt in, the extended program will apply at all FDIC-insured institutions and will no longer be funded by separate premiums. The FDIC will account for the additional TAG insurance coverage in determining the amount of the general assessment it charges under the risk-based assessment system.

The second component of the Temporary Liquidity Guarantee Program, the Debt Guarantee Program, guarantees certain senior unsecured debt of participating organizations. Standard Bank opted not to participate in this component of the Temporary Liquidity Guarantee Program.

U.S. Treasury’s Troubled Asset Relief Program Capital Purchase Program.  The Emergency Economic Stabilization Act of 2008 provided the Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. financial markets. One of the programs established under the legislation is the Troubled Asset Relief Program — Capital Purchase Program (“CPP”), which provided for direct equity investment by the U.S. Treasury Department in perpetual preferred stock or similar securities of qualified financial institutions. CPP participants must comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. Standard Bank opted not to participate in the CPP.

Federal Home Loan Bank System.  Standard Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Pittsburgh, Standard Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of September 30, 2010, Standard Bank was in compliance with this requirement.

Other Regulations

Interest and other charges collected or contracted for by Standard Bank are subject to state usury laws and federal laws concerning interest rates. Standard Bank’s operations are also subject to federal laws applicable to credit transactions.

Bank Holding Company Regulation

As a bank holding company, Standard Financial Corp. is subject to regulation and examination by the Pennsylvania Department of Banking and the Federal Reserve Board. Standard Financial Corp. is required to file with the Federal Reserve Board an annual report and such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act of 1956, as amended (the “BHC Act”). The BHC Act requires each bank holding company to obtain the approval of the Federal Reserve Board before it may acquire substantially all the assets of any bank, or before it may acquire ownership or control of any voting shares of any bank if, after such acquisition, it would own or control, directly or indirectly, more than five percent of the voting shares of such bank. Such a transaction may also require approval of the Pennsylvania Department of Banking. Pennsylvania law permits bank holding companies to control an unlimited number of banks.

Pursuant to provisions of the BHC Act and regulations promulgated by the Federal Reserve Board thereunder, Standard Financial Corp. may only engage in or own companies that engage in activities deemed by the Federal Reserve Board to be so closely related to the business of banking or managing or controlling banks as to be a proper incident thereto, and the holding company must obtain permission from the Federal Reserve Board prior to engaging in most new business activities.

A bank holding company and its subsidiaries are subject to certain restrictions imposed by the BHC Act on any extensions of credit to the bank or any of its subsidiaries, investments in the stock or securities thereof, and on the taking of such stock or securities as collateral for loans to any borrower. A bank holding company and its subsidiaries are also prevented from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

Federal banking regulators have adopted risk-based capital guidelines for bank holding companies with assets of $500 million or greater. Currently, the required minimum ratio of total capital to risk-weighted assets (including off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be Tier 1 capital, consisting principally of common shareholders’ equity, non-cumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill. The remainder (Tier 2 capital) may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock and a limited amount of the general loan loss allowance.

In addition to the risk-based capital guidelines, the federal banking regulators established minimum leverage ratio (Tier 1 capital to total assets) guidelines for bank holding companies with assets of $500 million or greater. These guidelines provide for a minimum leverage ratio of 3% for those bank holding companies which have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other bank holding companies are required to maintain a leverage ratio of at least 4%.

The Federal Reserve Board has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve Board’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Federal Reserve Board’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. Under the prompt corrective action laws, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of Standard Financial Corp. to pay dividends or otherwise engage in capital distributions.

Federal Securities Laws

We are subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934. Our common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

The registration under the Securities Act of 1933 of shares of common stock issued in the stock offering does not cover the resale of those shares. Shares of common stock purchased by persons who are not our affiliates may be resold without registration. Shares purchased by our affiliates are subject to the resale restrictions of Rule 144 under the Securities Act of 1933. If we meet the current public information requirements of Rule 144 under the Securities Act of 1933, each affiliate of ours that complies with the other conditions of Rule 144, including those that require the affiliate’s sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of 1% of our outstanding shares, or the average weekly volume of trading in the shares during the preceding four calendar weeks. In the future, we may permit affiliates to have their shares registered for sale under the Securities Act of 1933.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our Chief Executive Officer and Chief Financial Officer are required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our auditors and the audit committee of the Board of Directors about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting. We will be subject to further reporting and audit requirements under the requirements of the Sarbanes-Oxley Act. We will prepare policies, procedures and systems designed to ensure compliance with these regulations.

TAXATION

Federal Taxation

General.  Standard Financial Corp. and Standard Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize material federal income tax matters and is not a comprehensive description of the tax rules applicable to Standard Financial Corp. and Standard Bank.

Method of Accounting.  For federal income tax purposes, Standard Bank will file a consolidated tax return with Standard Financial Corp., will report its income and expenses on the accrual method of accounting and use a calendar year ending December 31st for filing their consolidated federal income tax returns.

Minimum Tax.  The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent alternative minimum taxable income is in excess of an exemption amount. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At September 30, 2010, Standard Mutual Holding Company had no alternative minimum tax credit carryforward.

Net Operating Loss Carryovers.  Generally, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. However, as a result of recent legislation, subject to certain limitations, the carryback period for net operating losses incurred in 2008 or 2009 (but not both years) has been expanded to five years. At September 30, 2010, we had no net operating loss carryforward for federal income tax purposes.

Corporate Dividends.  Standard Financial Corp. will be able to exclude from its income 100% of dividends received from Standard Bank as a member of the same affiliated group of corporations.

Audit of Tax Returns.  Standard Mutual Holding Company and Standard Bank’s federal income tax returns, as applicable, have not been audited in the most recent five-year period.

State Taxation

The Commonwealth of Pennsylvania and the State of Maryland impose an income tax of approximately 11.5% and 8.25%, respectively, on income measured substantially the same as federally taxable income, except that U.S. Government interest is not fully taxable. Standard Mutual Holding Company and Standard Bank’s state income tax returns, as applicable, have not been audited in the most recent five-year period.

ITEM 1A.	Risk Factors.

Because we intend to continue to emphasize commercial real estate loan originations, our credit risk will increase and continued weakness in the local real estate market or economy could adversely affect our earnings.

We intend to continue our emphasis on originating commercial real estate loans. Commercial real estate loans generally have more risk than the one- to four-family residential real estate loans we originate. Because the repayment of commercial real estate loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the local real estate market or economy. Commercial real estate loans may also involve relatively large loan balances to individual borrowers or groups of related borrowers. Any continued weakness or downturn in the real estate market or the local economy could adversely affect the value of properties securing the loan or the revenues from the borrower’s business, thereby increasing the risk of nonperforming loans. As our commercial real estate portfolio increases, the corresponding risks and potential for losses from these loans may also increase.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings will decrease.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable incurred losses in our loan portfolio, resulting in additions to our allowance. Material additions to our allowance could materially decrease our net income.

In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our allowance for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities might have a material adverse effect on our financial condition and results of operations.

Future changes in interest rates could reduce our profits.

Our ability to make a profit largely depends on our net interest income, which could be negatively affected by changes in interest rates. Net interest income is the difference between:

•	the interest income we earn on our interest-earning assets, such as loans and securities; and

•	the interest expense we pay on our interest-bearing liabilities, such as deposits and borrowings.

As a result of our historical focus on one- to four-family residential real estate loans, the majority of our loans have fixed interest rates. Additionally, many of our securities investments have fixed interest rates. Like many savings institutions, our focus on deposit accounts as a source of funds, which have no stated maturity date or short contractual maturities, results in our liabilities having a shorter duration than our assets. For example, as of September 30, 2010, 41.4% of our loans had maturities of 15 years or longer, while 29.5% of our certificates of deposit had maturities of one year or less. This imbalance can create significant earnings volatility, because market interest rates change over time. In a period of rising interest rates, the interest income earned on our assets, such as loans and investments, may not increase as rapidly as the interest paid on our liabilities, such as deposits. In a period of declining interest rates, the interest income earned on our assets may decrease more rapidly than the interest paid on our liabilities, as borrowers prepay mortgage loans, and mortgage-backed securities and callable investment securities are called or prepaid, thereby requiring us to reinvest these cash flows at lower interest rates.

Changes in interest rates creates reinvestment risk, which is the risk that we may not be able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities in a declining interest rate environment. Additionally, increases in interest rates may decrease loan demand and/or make it more difficult for borrowers to repay adjustable-rate loans. Changes in interest rates also affect the current fair value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates.

At September 30, 2010, the “rate shock” analysis indicated that our net portfolio value (the difference between the present value of our assets and the present value of our liabilities) would decrease by $2.2 million, or 4.7%, if there was an instantaneous 200 basis point increase in market interest rates.

Concentration of loans in our primary market area, which has experienced an economic downturn, may increase the risk of increased nonperforming assets.

Our success depends primarily on the general economic conditions in the Pennsylvania counties of Allegheny, Westmoreland and Bedford and Allegany County, Maryland, as nearly all of our loans are to customers in these markets. Accordingly, the local economic conditions in these markets (and the Pittsburgh market area in general) have a significant impact on the ability of borrowers to repay loans as well as our ability to originate new loans. As such, a continuation of the decline in real estate values in these markets would also lower the value of the collateral securing loans on properties in these markets. In addition, continued weakening in general economic conditions such as inflation, recession, unemployment or other factors beyond our control could negatively affect our financial results.

According to the National Association of Realtors statistics, the median sales price for existing single family homes in the Pittsburgh, Pennsylvania metropolitan area decreased from $120,700 in 2007 to $118,900 in 2009. The median sales price for existing homes in the United States also decreased from $217,900 in 2007 to $172,100 in 2009. Home prices in the Pittsburgh metropolitan area have been and continue to be below the national averages; which make home ownership more affordable for customers in our market area.

The slowing local economy also has resulted in a rise in delinquency and foreclosure rates. For the Commonwealth of Pennsylvania, foreclosure activity rose to 44,732 filings in 2009, a 20% increase from the level reported for 2008. For the State of Maryland, foreclosure activity rose to 43,248 filings in 2009, a 33.7% increase from the level reported for 2008.

Continued and sustained deterioration in the housing sector and related markets and prolonged elevated unemployment levels may adversely affect our business and financial results.

During 2009 and the beginning of 2010, general economic conditions continued to worsen nationally as well as in our market area. While we did not invest in sub-prime mortgages and related investments, our lending business is tied significantly to the housing market. Declines in home prices, and increases in foreclosures and unemployment levels, have adversely impacted the credit performance of real estate loans, resulting in the write-down of asset values. The continuing housing slump has resulted in reduced demand for the construction of new housing, further declines in home prices, and increased delinquencies on construction, residential and commercial mortgage loans. The ongoing concern about the economy in general has caused many lenders to reduce or cease providing funding to borrowers. These conditions may also cause a further reduction in loan demand, and increases in our non-performing assets, net charge-offs and provisions for loan losses. A worsening of these negative economic conditions could adversely affect our prospects for growth, asset and goodwill valuations and could result in a decrease in our interest income and a material increase in our provision for loan losses.

If our investment in the common stock of the Federal Home Loan Bank of Pittsburgh is classified as other-than-temporarily impaired or as permanently impaired, our earnings and stockholders’ equity could decrease.

We own common stock of the Federal Home Loan Bank of Pittsburgh. We hold this stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the Federal Home Loan Bank of Pittsburgh’s advance program. The aggregate cost and fair value of our Federal Home Loan Bank of Pittsburgh common stock as of September 30, 2010 was $3.4 million based on its par value. There is no market for our Federal Home Loan Bank of Pittsburgh common stock.

Published reports indicate that certain member banks of the Federal Home Loan Bank System may be subject to accounting rules and asset quality risks that could result in materially lower regulatory capital levels. In an extreme situation, it is possible that the capital of a Federal Home Loan Bank, including the Federal Home Loan Bank of Pittsburgh, could be substantially diminished or reduced to zero. Consequently, we believe that there is a risk that our investment in Federal Home Loan Bank of Pittsburgh common stock could be impaired at some time in the future, and if this occurs, it would cause our earnings and stockholders’ equity to decrease by the after-tax amount of the impairment charge.

Continued or further declines in the value of certain investment securities could require write-downs, which would reduce our earnings.

Our securities portfolio includes securities that have declined in value due to negative perceptions about the health of the financial sector in general and the lack of liquidity for securities that are real estate related. A prolonged decline in the value of these or other securities could result in an other-than-temporary impairment write-down which would reduce our earnings.

The requirement to account for certain assets at estimated fair value, and a proposal to account for additional financial assets and liabilities at estimated fair value, may adversely affect our stockholders’ equity and results of operations.

We report certain assets, including securities, at fair value, and a recent proposal would require us to report nearly all of our financial assets and liabilities at fair value. Generally, for assets that are reported at fair value, we use quoted market prices or valuation models that utilize observable market inputs to estimate fair value. Because we carry these assets on our books at their estimated fair value, we may incur losses even if the asset in question presents minimal credit risk. Under current accounting requirements, elevated delinquencies, defaults, and estimated losses from the disposition of collateral in our private-label mortgage-backed security may require us to recognize additional other-than-temporary impairments in future periods with respect to our securities portfolio. The amount and timing of any impairment recognized will depend on the severity and duration of the decline in the estimated fair value of the asset and our estimate of the anticipated recovery period. Under proposed accounting requirements, we may be required to record reductions in the fair value of nearly all of our financial assets and liabilities (including loans) either through a charge to net income or through a reduction to accumulated other comprehensive income. Accordingly, we could be required to record charges on assets such as loans where we have no intention to sell the loan and expect to receive repayment in full on the loan. This could result in a decrease in net income, or a decrease in our stockholders’ equity, or both.

Government responses to economic conditions may adversely affect our operations, financial condition and earnings.

Recently enacted financial institution legislation will change the bank regulatory framework, create an independent consumer protection bureau that will assume the consumer protection responsibilities of the various federal banking agencies, and establish more stringent capital standards for banks and bank holding companies. The legislation will also result in additional regulations affecting the lending, funding, trading and investment activities of banks and bank holding companies. Bank regulatory agencies also have been responding aggressively to concerns and adverse trends identified in examinations. Ongoing uncertainty and adverse developments in the financial services industry and the domestic and international credit markets, and the effect of new legislation and regulatory actions in response to these conditions, may adversely affect our operations by restricting our business operations, including our ability to originate or sell loans, modify loan terms, or foreclose on property securing loans. These events may have a significant adverse effect on our financial performance and operating flexibility. In addition, these risks could affect the performance and value of our loan and investment securities portfolios, which also would negatively affect our financial performance.

Furthermore, the Board of Governors of the Federal Reserve System, in an attempt to help the overall economy, has, among other things, kept interest rates low through its targeted federal funds rate and the purchase of mortgage-backed securities. If the Federal Reserve increases the federal funds rate, overall interest rates will likely rise, which may negatively impact the housing markets and the U.S. economic recovery. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.

Recently enacted financial reform legislation will, among other things, create a new Consumer Financial Protection Bureau, tighten capital standards and result in new laws and regulations that are expected to increase our costs of operations.

On July 21, 2010, the President signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Effective one year after the date of enactment is a provision for the Dodd-Frank Act that eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense.

The Dodd-Frank Act also broadens the base for Federal Deposit Insurance Corporation deposit insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution, rather than deposits. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per account, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013. The legislation also increases the required minimum reserve ratio for the Deposit Insurance Fund, from 1.15% to 1.35% of insured deposits, and directs the FDIC to offset the effects of increased assessments on depository institutions with less than $10 billion in assets.

The Dodd-Frank Act will require publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizes the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. It also provides that the listing standards of the national securities exchanges shall require listed companies to implement and disclose “clawback” policies mandating the recovery of incentive compensation paid to executive officers in connection with accounting restatements. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Savings banks, such as Standard Bank, with $10 billion or less in assets will continue to be examined for compliance with the consumer laws by their primary bank regulators. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.

The Dodd-Frank Act requires minimum leverage (Tier 1) and risk based capital requirements for bank and savings and loan holding companies that are no less than those applicable to banks, which will exclude certain instruments that previously have been eligible for inclusion by bank holding companies as Tier 1 capital, such as trust preferred securities.

It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.

We are subject to extensive regulatory oversight.

We and our subsidiaries are subject to extensive regulation and supervision. Regulators have intensified their focus on bank lending criteria and controls, and on the USA PATRIOT Act’s anti-money laundering and Bank Secrecy Act compliance requirements. There also is increased scrutiny of our compliance practices generally and particularly with the rules enforced by the Office of Foreign Assets Control. It is possible that we are not in full compliance with these requirements. Our failure to comply with these and other regulatory requirements could lead to, among other remedies, administrative enforcement actions and legal proceedings. In addition, proposed future legislation and regulations are likely to have a significant effect on the financial services industry. Regulatory or legislative changes could make regulatory compliance more difficult or expensive for us, and could cause us to change or limit some of our products and services, or the way we operate our business.

Strong competition within our market areas may limit our growth and profitability.

Competition in the banking and financial services industry is intense. In our market areas we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Some of our competitors have greater name recognition and market presence that benefits them in attracting business, and offer certain services that we do not or cannot provide. In addition, larger competitors may be able to price loans and deposits more aggressively than we do, which could affect our ability to grow and remain profitable on a long-term basis. Our profitability depends upon our continued ability to successfully compete in our market areas. If we must raise interest rates paid on deposits or lower interest rates charged on our loans, our net interest margin and profitability could be adversely affected. For additional information see “Item 1-Business of Standard Bank — Competition.”

Legislative or regulatory responses to perceived financial and market problems could impair our rights against borrowers.

Current and future proposals made by members of Congress would reduce the amount distressed borrowers are otherwise contractually obligated to pay under their mortgage loans, and may limit the ability of lenders to foreclose on mortgage collateral. If proposals such as these, or other proposals limiting Standard Bank’s rights as a creditor, were to be implemented, we could experience increased credit losses on our loans and mortgage-backed securities, or increased expense in pursuing our remedies as a creditor.

Recent health care legislation could increase our expenses or require us to pass further costs on to our employees, which could adversely affect our operations, financial condition and earnings.

Legislation enacted in 2010 requires companies to provide expanded health care coverage to their employees, such as affordable coverage to part-time employees and coverage to dependent adult children of employees. Companies will also be required to enroll new employees automatically into their health plans. Compliance with these and other new requirements of the health care legislation will increase our employee benefits expense, and may require us to pass these costs on to our employees, which could give us a competitive disadvantage in hiring and retaining qualified employees.

Any future Federal Deposit Insurance Corporation insurance premium increases will adversely affect our earnings. The Federal Deposit Insurance Corporation adopted a rule that required us to prepay insurance premiums.

In May 2009, the Federal Deposit Insurance Corporation adopted a final rule levying a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. We recorded an expense of $177,000 during the quarter ended June 30, 2009, to reflect the special assessment. Any further special assessments that the Federal Deposit Insurance Corporation levy will be recorded as an expense during the appropriate period. In addition, the Federal Deposit Insurance Corporation increased the general assessment rate and our prior credits for federal deposit insurance were fully utilized during the quarter ended June 30, 2009. Therefore, our Federal Deposit Insurance Corporation general insurance premium expense will increase compared to prior periods.

The Federal Deposit Insurance Corporation also issued a final rule pursuant to which all insured depository institutions were required to prepay on December 30, 2009 their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. We prepaid $1.5 million of our assessments on December 30, 2009, based on our deposits and assessment rate as of September 30, 2009.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

We operate from our ten branches (nine of which are full service) located in the Pennsylvania counties of Allegheny, Westmoreland and Bedford and Allegany County, Maryland. Standard Bank considers its primary market area to be eastern Allegheny, Westmoreland, northern Fayette and southern Bedford counties in Pennsylvania and Allegany County, Maryland. The net book value of our premises, land and equipment was $3.8 million at September 30, 2010. The following table sets forth information with respect to our full-service banking offices, including the expiration date of leases with respect to leased facilities.

Branch Name	Address	Owned or Leased

Murrysville(1)	4785 Old William Penn Hwy. Murrysville, PA 15668	Owned
Mount Pleasant	659 W. Main Street Mt. Pleasant, PA 15666	Owned
Ligonier	211 W. Main Street Ligonier, PA 15658	Owned
Monroeville(2)	2640 Monroeville Blvd. Monroeville, PA 15146	Owned
Scottdale	100 Pittsburgh Street Scottdale, PA 15683	Owned
Walmart	2100 Summit Ridge Plaza Mt. Pleasant, PA 15666	Leased (expires 10/31/2014)
Hyndman	3945 Center Street Hyndman, PA 15545	Owned
State Line(3)	187 Hyndman Road Hyndman, PA 15545	Owned
LaVale	1275 National Hwy. LaVale, MD 21502	Owned
Cumberland	200 N. Mechanic Street Cumberland, MD 21502	Owned

(1)	Bank headquarters.

(2)	Executive office.

(3)	Limited service facility which will be closed effective January 28, 2011 with customers serviced at our other office locations.

ITEM 3.	Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal proceedings arising in the ordinary course of business. At September 30, 2010, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.	Removed and Reserved

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Our common stock began trading on October 7, 2010 on the NASDAQ Capital Market under the symbol “STND.” The approximate number of holders of record of Standard Financial Corp.’s common stock as of October 31, 2010 was 460. Certain shares of Standard Financial Corp. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. There is no market price information for our common stock for the two-year period ended September 30, 2010.

The Board of Directors has the authority to declare cash dividends on shares of common stock, subject to statutory and regulatory requirements. However, no decision has been made with respect to the payment of cash dividends. In determining whether and in what amount to pay a cash dividend, the Board is expected to take into account a number of factors, including capital requirements, our consolidated financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions. No assurances can be given that any cash dividends will be paid or that, if paid, will not be reduced or eliminated in the future.

Dividend payments by Standard Financial Corp. are dependent primarily on dividends it receives from Standard Bank, because Standard Financial Corp. will have no source of income other than dividends from Standard Bank, earnings from the investment of proceeds from the sale of shares of common stock retained by Standard Financial Corp., and interest payments with respect to Standard Financial Corp.’s loan to the Employee Stock Ownership Plan. Federal law imposes limitations on dividends by Federal stock savings banks. See “Item 1 Business — Supervision and Regulation — Capital Distributions.”

At September 30, 2010, there were no compensation plans under which equity securities of Standard Financial Corp. were authorized for issuance other than the Employee Stock Ownership Plan.

(b) On June 17, 2010, Standard Financial Corp. filed a Registration Statement on Form S-1 with the Securities and Exchange Commission in connection with the stock conversion of Standard Bank and the related offering of common stock by Standard Financial Corp. The Registration Statement (File No. 333-167579) was declared effective by the Securities and Exchange Commission on August 12, 2010. Standard Financial Corp. registered 3,450,000 shares of common stock, par value $0.01 per share, pursuant to the Registration Statement, for an aggregate offering price of $34.5 million. The stock offering commenced on August 12, 2010, and ended on September 17, 2010.

Stifel Nicolaus & Company, Incorporated was engaged to assist in the marketing of the common stock. For their services, Stifel Nicolaus & Company, Incorporated received a fee of $346,000. Stifel Nicolaus & Company, Incorporated was also reimbursed $100,000 for its reasonable out-of-pocket expenses, inclusive of its legal fees and expenses.

The stock offering resulted in gross proceeds of $34.8 million, through the sale of 3,478,173 shares at a price of $10.00 per share. Expenses related to the offering were approximately $1.4 million, including $446,000 paid to Stifel Nicolaus & Company, Incorporated. Net proceeds of the offering were approximately $33.4 million.

Standard Financial Corp. contributed $15.5 million of the net proceeds of the offering and $1.2 million of common stock to Standard Bank. The Bank made a donation of the $1.2 million of common stock and $200,000 in cash to the Charitable Foundation. In addition, $2.9 million of the net proceeds were used to fund the loan to the employee stock ownership plan, and $13.8 million of the net proceeds were retained by Standard Financial Corp. The net proceeds contributed to Standard Bank have been invested in short term instruments and used to make loans, and the net proceeds retained by Standard Financial Corp. have been deposited with Standard Bank.

(c) During the fourth quarter of 2010, we did not repurchase any shares of our common stock.

ITEM 6.	Selected Financial Data

The summary information presented below at the dates or for each of the years presented is derived from Standard Mutual Holding Company audited consolidated financial statements. The following information is only a summary, and should be read in conjunction with our audited consolidated financial statements and notes that appear elsewhere in this Annual Report.

	At September 30,
	2010	2009	2008	2007	2006
			(In thousands)

Selected Financial Condition Data:
Total assets	$435,103	$382,415	$353,971	$342,938	$328,989
Cash and cash equivalents	38,988	12,420	18,817	18,143	21,485
Securities available for sale	77,537	69,244	28,949	26,240	40,361
Securities held to maturity(1)	—	—	19,518	27,710	34,289
Loans receivable, net	286,066	270,769	257,551	243,742	205,653
Bank owned life insurance	9,419	9,080	8,756	8,424	8,106
Federal Home Loan Bank stock, at cost	3,416	3,416	3,335	2,488	1,939
Deposits	316,217	286,934	254,632	263,977	262,999
Federal Home Loan Bank advances	37,805	46,618	50,948	32,809	20,727
Securities sold under agreements to repurchase	3,444	3,866	3,537	3,990	4,655
Total net worth	45,334	42,168	38,695	39,444	37,844

(1)	During 2009, all securities previously categorized as held to maturity were transferred to available for sale.

	Years Ended September 30,
	2010	2009	2008	2007	2006
			(In thousands)

Selected Operating Data:
Interest and dividend income	$18,201	$18,236	$18,679	$18,191	$15,527
Interest expense	6,247	8,091	9,237	10,075	8,394

Net interest income	11,954	10,145	9,442	8,116	7,133
Provision for loan losses(1)	1,179	1,100	316	—	—

Net interest and dividend income after provision for loan losses	10,775	9,045	9,126	8,116	7,133
Noninterest income	2,265	1,798	959	2,587	2,231
Noninterest expense	8,747	8,698	8,169	8,036	7,670

Income before income tax expense	4,293	2,145	1,916	2,667	1,694
Income tax expense(2)	1,378	1	776	607	264

Net income	$2,915	$2,144	$1,140	$2,060	$1,430

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies- Allowance for Loan Losses” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Allowance for Loan Losses” for a discussion of our procedures for determining the provision for loan losses. A provision for loan losses was not recorded during the years ended September 30, 2007 and 2006 because the results of a comprehensive analysis of the allowance for loan losses indicated that the allowance was at an appropriate level for each period indicated. See “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Allowance for Loan Losses” and “Item 7-Management’s Discussion and Analysis of Financial Condition and

Results of Operations — Allowance for Loan Losses” for a discussion of our procedures for determining the provision for loan losses.

(2)	The income tax expense and (benefit) recorded for the year ended September 30, 2009 was impacted by the reversal of a $510,000 valuation allowance related to impairment losses on Fannie Mae and Freddie Mac preferred stocks. See “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations — Comparison Operating Results for the Fiscal Year Ended September 30, 2010 — Income Tax Expense.”

	At or For the Years Ended September 30,
	2010	2009	2008	2007	2006

Selected Financial Ratios and Other Data:
Performance Ratios:
Return on average assets (ratio of net income to average total assets)	0.73%	0.58%	0.33%	0.62%	0.46%
Return on average equity (ratio of net income to average equity)	6.64%	5.27%	2.86%	5.33%	3.89%
Interest rate spread(1)	3.16%	2.88%	2.83%	2.50%	2.40%
Net interest margin(2)	3.25%	2.99%	2.98%	2.66%	2.54%
Efficiency ratio(3)	61.52%	72.83%	78.54%	75.08%	81.91%
Noninterest expense to average total assets	2.20%	2.36%	2.37%	2.43%	2.47%
Average interest-earning assets to average interest-bearing liabilities	105.53%	104.45%	104.94%	104.94%	104.75%
Equity to assets	10.77%	11.03%	10.93%	11.50%	11.50%
Tangible equity to tangible assets	8.39%	8.69%	8.35%	8.81%	8.62%
Average equity to average assets	11.05%	11.03%	11.59%	11.68%	11.86%
Asset Quality Ratios:
Non-performing assets to total assets	1.10%	0.61%	0.51%	0.26%	0.21%
Non-performing loans to total loans	1.37%	0.49%	0.63%	0.33%	0.33%
Allowance for loan losses to non-performing loans	101.71%	233.01%	150.12%	294.43%	355.80%
Allowance for loan losses to total loans	1.38%	1.12%	0.93%	0.97%	1.16%
Net charge-offs to average loans	0.10%	0.17%	0.10%	0.02%	0.08%
Capital Ratios:
Total capital (to risk-weighted assets)	14.34%	14.09%	14.33%	14.32%	14.90%
Tier I capital (to risk-weighted assets)	13.08%	12.83%	13.22%	12.80%	13.14%
Tier I capital (to average assets)	8.49%	8.32%	8.45%	8.27%	7.95%
Other Data:
Number of offices	10	10	10	10	11
Full time equivalent employees	88	89	89	93	91

(1)	The interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the year.

(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the year.

(3)	The efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help potential investors understand our financial performance through a discussion of the factors affecting our financial condition at September 30, 2010 and 2009, and our consolidated results of operations for the fiscal years ended September 30, 2010 and 2009. This section should be read in conjunction with the audited consolidated financial statements and notes that appear elsewhere in this Annual Report.

Overview

Historically, we have operated as a traditional community savings bank. At September 30, 2010, $141.7 million, or 48.6% of our loan portfolio, consisted of longer-term, one- to four-family residential real estate loans, of which $98.4 million, or 69.4%, were fixed rate loans and $43.3 million, or 30.6% were adjustable rate loans. This resulted in our being particularly vulnerable to increases in interest rates, as our interest-bearing liabilities mature or reprice more quickly than our interest-earning assets. However, in recent years, we have increased our focus on the origination of commercial real estate loans, which generally provide higher returns than one- to four-family residential mortgage loans, have shorter durations and are usually originated with adjustable interest rates.

Other than our loans for the construction of one- to four-family residential properties and the draw portion of our home equity lines of credit, we do not offer “interest only” mortgage loans on one- to four-family residential properties (where the borrower pays interest but no principal for an initial period, after which the loan converts to a fully amortizing loan). We also do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on their loan, resulting in an increased principal balance during the life of the loan. We do not offer “subprime loans” (loans that generally target borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios) or Alt-A loans (traditionally defined as loans having less than full documentation). We also do not own any private label mortgage-backed securities that are collateralized by Alt-A, low or no documentation or subprime mortgage loans.

At September 30, 2010, 96.3% of our mortgage-backed securities have been issued by Freddie Mac, Fannie Mae or Government National Mortgage Association, U.S. government agencies or government-sponsored enterprises. These entities guarantee the payment of principal and interest on our mortgage-backed securities.

Our non-performing assets totaled $4.8 million, or 1.10%, of total assets at September 30, 2010, compared to $2.3 million or 0.61% of total assets at September 30, 2009. We had $5.6 million of loans delinquent 60 days or greater at September 30, 2010, compared to $2.6 million of such delinquencies at September 30, 2009. In addition, we provided $1.2 million for loan losses during the fiscal year ended September 30, 2010 and $1.1 million during the fiscal year ended September 30, 2009, reflecting an increase in nonperforming loans, as well as a higher percentage of commercial real estate loans relative to one- to four-family residential real estate loans, and worsening economic conditions.

Business Strategy

Our primary objective is to operate as a profitable, community-oriented financial institution serving customers in our market areas. We have sought to accomplish this objective by adopting a business strategy that is designed to maintain strong capital and high asset quality. This business strategy includes the following elements:

•	Remaining a community-oriented financial institution while continuing to increase our customer base of small and medium-size businesses in our market area. We were established in 1913 and have operated continuously in the Pittsburgh Metropolitan Area since that date. In 2006, we acquired Hoblitzell National Bank, which expanded our branch network to Bedford County, Pennsylvania and Allegany County, Maryland. We are committed to meeting the financial needs of the communities in which we operate, and we are dedicated to providing quality personal service to our customers. We provide a broad range of consumer and business financial services from our ten banking offices, and have expanded our commercial real estate staff to enhance our capacity to serve small businesses in our market area.

•	Increasing commercial real estate lending while maintaining our conservative loan underwriting standards. Our loan portfolio balance has increased in recent years due in part to the growth in our commercial real estate loan portfolio to $86.1 million, or 29.7% of our gross loan portfolio at September 30, 2010, from $53.6 million, or 25.4% of our gross loan portfolio at September 30, 2006. This growth was due in part to the acquisition of Hoblitzell National Bank, a commercial bank that emphasized commercial real estate lending. In growing our commercial loan portfolio, we have emphasized maintaining strong asset quality by following conservative loan underwriting guidelines. We underwrite all of our loans in our main office to ensure uniformity and consistency in underwriting decisions. Our non-performing assets at September 30, 2010 were $4.8 million, or 1.10% of total assets, compared to $2.3 million, or 0.61% of total assets at September 30, 2009, and $1.8 million, or 0.51% of total assets at September 30, 2008.

•	Emphasizing lower cost core deposits by attracting new customers and enhancing existing customer relationships. In an effort to grow our banking franchise, we have enhanced our direct marketing efforts to local businesses and established a stronger culture of cross-selling our products to our existing customers. In addition, we attract and retain deposits by offering enhanced technology, such as online banking and remote deposit capture, with a continued emphasis on quality customer service.

•	Expanding our branch network, primarily through branch purchases and de novo branching. We currently operate from ten banking offices (nine of which are full service). Our limited service office will be closed on January 28, 2011 with those customers being serviced from the remaining branch offices. We intend to evaluate additional branch expansion opportunities, primarily through branch purchases, to expand our presence in our current market area.

•	Pursuing future expansion and acquisition opportunities with the capital raised in the conversion, although we have no current arrangements or agreements with respect to any such acquisitions. We intend to evaluate acquisitions of other financial institutions, as opportunities present themselves.

Critical Accounting Policies

We consider accounting policies that require management to exercise significant judgment or discretion or make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income, to be critical accounting policies. We consider the following to be our critical accounting policies.

Allowance for Loan Losses.  We maintain an allowance for loan losses in an amount we believe is appropriate to absorb probable losses inherent in the portfolio at a balance sheet date. Management’s periodic determination of the adequacy of the allowance is based on the size and current risk characteristics of the loan portfolio, an assessment of individual problem loans and actual loss experience, current economic events in relevant industries and other pertinent factors such as regulatory guidance and general economic conditions. However, this evaluation is inherently subjective, as it requires an estimate of the loss content for each risk rating and for each impaired loan, an estimate of the amounts and timing of expected future cash flows, and an appraisal or other estimate of the value of collateral on impaired loans and estimated losses on pools of homogenous loans based on the balance of loans in each loan category, changes in the inherent credit risk due to portfolio growth, historical loss experience and consideration of current economic trends. Based on our estimate of the level of allowance for loan losses required, we record a provision for loan losses to maintain the allowance for loan losses at an appropriate level.

The determination of the allowance for loan losses is based on management’s current judgments about the loan portfolio credit quality and management’s consideration of all known relevant internal and external factors that affect loan collectability, as of the reporting date. We cannot predict with certainty the amount of loan charge-offs that will be incurred. We do not currently determine a range of loss with respect to the allowance for loan losses. In addition, various banking regulatory agencies, as an integral part of their examination processes, periodically review our allowance for loan losses. Such agencies may require that we recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination. Accordingly, actual results could differ from those estimates.

Other-Than-Temporary Impairment.  In estimating other-than-temporary impairment of investment securities, securities are evaluated periodically, and at least quarterly, to determine whether a decline in their value is other than temporary.

We consider numerous factors when determining whether potential other-than-temporary impairment exists and the period over which a debt security is expected to recover. The principal factors considered are (1) the length of time and the extent to which the fair value has been less than the amortized cost basis, (2) the financial condition of the issuer (and guarantor, if any) and adverse conditions specifically related to the security, industry or geographic area, (3) failure of the issuer of the security to make scheduled interest or principal payments, (4) any changes to the rating of a security by a rating agency, and (5) the presence of credit enhancements, if any, including the guarantee of the federal government or any of its agencies.

For debt securities, other-than-temporary impairment is considered to have occurred if (1) we intend to sell the security, (2) it is more likely than not we will be required to sell the security before recovery of its amortized cost basis, or (3) if the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. In determining the present value of expected cash flows, we discount the expected cash flows at the effective interest rate implicit in the security at the date of acquisition or, for debt securities that are beneficial interests in securitized financial assets, at the current rate used to accrete the beneficial interest. In estimating cash flows expected to be collected, we use available information with respect to security prepayment speeds, expected deferral rates and severity, whether subordinated interests, if any, are capable of absorbing estimated losses and the value of any underlying collateral.

Deferred Tax Assets.  We use an estimate of future earnings to support our position that the benefit of our deferred tax assets will be realized. If future income should prove non-existent or less than the amount of the deferred tax assets within the tax years to which they may be applied, the asset may not be realized and our net income will be reduced.

Goodwill and Other Intangible Assets.  As discussed in Note 1 of the consolidated financial statements, we must assess goodwill and other intangible assets each year for impairment. This assessment involves estimating the fair value of our reporting units. If the fair value of the reporting unit is less than its carrying value including goodwill, we would be required to take a charge against earnings to write down the assets to the lower value.

Balance Sheet Analysis: September 30, 2010 and September 30, 2009

Assets.  Our total assets increased $52.7 million, or 13.8%, to $435.1 million at September 30, 2010 from $382.4 million at September 30, 2009. The increase was due to increases in net loans of $15.3 million, cash and cash equivalents of $26.6 million, or 214%, and investment securities of $12.4 million. The net increase in total assets was funded by an increase in deposits of $29.3 million, partially offset by a decrease in borrowed funds of $8.8 million. In addition, cash proceeds received from the stock offering at September 30, 2010 were $29.5 million.

Loans.  At September 30, 2010, net loans were $286.1 million, or 65.7% of total assets, an increase of $15.3 million from $270.8 million at September 30, 2009. This increase was primarily due to increases of $6.8 million in the one- to four-family residential real estate portfolio and $9.2 million in the commercial real estate portfolio. We have continued our focus on steadily increasing our commercial real estate loans to better diversify our loan portfolio.

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio at the dates indicated. We had $461,000 of loans held for sale at September 30, 2010 and no loans held for sale at the other dates indicated.

	At September 30,
	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
					(Dollars in thousands)

Real estate loans:
One- to four-family residential	$141,710	48.6%	$134,958	49.0%	$129,973	49.6%	$120,914	48.4%	$97,918	46.4%
Commercial	86,051	29.5	76,890	27.9	67,411	25.7	61,918	24.8	53,566	25.4
Home equity loans and lines of credit	47,523	16.3	45,486	16.5	44,079	16.8	42,657	17.1	40,422	19.1
Construction	3,240	1.1	2,145	0.8	5,028	1.9	8,358	3.3	5,992	2.8
Commercial loans	9,956	3.4	12,414	4.5	12,052	4.6	12,207	4.9	9,042	4.3
Other loans(1)	3,012	1.0	3,261	1.2	3,696	1.4	3,760	1.5	4,282	2.0

Total loans	291,492	100.0%	275,154	100.0%	262,239	100.0%	249,814	100.0%	211,222	100.0%

Other items:
Deferred loan costs (fees), net	(118)		(47)		63		44		(62)
Loans in process	(1,319)		(1,260)		(2,325)		(3,737)		(3,084)
Allowance for loan losses	(3,989)		(3,078)		(2,426)		(2,379)		(2,423)

Total loans, net	$286,066		$270,769		$257,551		$243,742		$205,653

(1)	Consists of automobile loans, consumer loans and loans secured by savings accounts.

Loan Portfolio Maturities and Yields.  The following table summarizes the scheduled repayments of our loan portfolio at September 30, 2010. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One- to Four-Family Residential				Home Equity Loans And
Due During the	Real Estate		Commercial Real Estate		Lines of Credit		Construction
Twelve Months Ending		Weighted		Weighted		Weighted		Weighted
September 30,	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
	(Dollars in thousands)

2011	$1,507	4.75%	$5,961	5.09%	$497	4.62%	$—	—
2012	802	6.44%	4,759	4.96%	344	6.70%	—	—
2013	1,974	4.92%	4,149	5.72%	749	5.82%	—	—
2014 to 2015	1,530	4.94%	10,101	4.86%	4,270	5.33%	—	—
2016 to 2020	23,370	4.66%	8,420	6.25%	15,216	5.51%	—	—
2021 to 2025	36,530	4.86%	20,198	6.47%	17,448	5.27%	—	—
2026 and beyond	75,997	5.39%	32,463	6.82%	8,999	6.01%	3,240	5.31%

Total	$141,710	5.12%	$86,051	6.18%	$47,523	5.50%	$3,240	5.31%

Due During the	Commercial		Other Loans		Total
Twelve Months Ending		Weighted		Weighted		Weighted
September 30,	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate

2011	$2,265	4.44%	$455	7.18%	$10,685	4.97%
2012	1,793	5.41%	418	8.31%	8,116	5.45%
2013	1,590	6.59%	761	9.57%	9,223	6.02%
2014 to 2015	2,987	6.39%	1,172	7.93%	20,060	5.37%
2016 to 2020	1,266	6.87%	206	2.45%	48,478	5.25%
2021 to 2025	42	8.50%	—	—	74,218	5.40%
2026 and beyond	13	6.75%	—	—	120,712	5.76%

Total	$9,956	5.87%	$3,012	7.91%	$291,492	5.53%

Fixed and Adjustable Rate Loans:

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at September 30, 2010 that are contractually due after September 30, 2011.

	Due After September 30, 2011
	Fixed	Adjustable	Total
	(In thousands)

Real estate loans:
One- to four-family residential	$96,925	$43,278	$140,203
Commercial	21,932	58,158	80,090
Home equity loans and lines of credit	47,026	—	47,026
Construction	939	2,301	3,240
Commercial	7,585	106	7,691
Other loans(1)	2,557	—	2,557

Total loans	$176,964	$103,843	$280,807

(1)	Consists of automobile loans, consumer loans and loans secured by savings accounts.

Investment Securities Portfolio.  The following table sets forth the composition of our investment securities portfolio at the dates indicated.

	At September 30,
	2010		2009		2008
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
			(In thousands)

Investment securities available for sale:
Municipal obligations	$18,037	$19,050	$18,066	$18,736	$11,666	$11,854
U.S. government and agency obligations	26,848	26,949	17,791	17,871	5,000	4,996
Corporate bonds	7,776	7,795	4,686	4,780	1,012	600
U.S. government sponsored mortgage-backed securities:
Freddie Mac pass through certificates	7,876	8,288	12,466	12,948	5,835	5,759
Fannie Mae pass through certificates	6,447	6,743	10,850	11,149	1,329	1,337
Government National Mortgage Association pass through certificates	6,665	6,734	1,518	1,554	1,837	1,839
Collateralized mortgage obligations	672	686	920	898	1,186	1,148
Private pass through certificates	139	138	148	145	156	155
Equity securities	1,134	1,154	1,236	1,163	1,377	1,261

Total securities available for sale	$75,594	$77,537	$67,681	$69,244	$29,398	$28,949

	At September 30,
	2010		2009		2008
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
			(In thousands)

Investment securities held to maturity:
U.S. government sponsored mortgage-backed securities:
Freddie Mac pass through certificates	$—	$—	$—	$—	$10,157	$10,076
Fannie Mae pass through certificates	—	—	—	—	9,361	9,269

Total securities held to maturity	$—	$—	$—	$—	$19,518	$19,345

At September 30, 2010 and September 30, 2009 all of our investment securities were classified as available for sale and recorded at current fair value. We held investment securities with an amortized cost of $75.6 million and a fair value of $77.5 million at September 30, 2010, compared to $67.7 million and $69.2 million at September 30, 2009, respectively. At September 30, 2010, our investment portfolio consisted of $26.9 million in U.S. government and agency obligations, $22.6 million of mortgage-backed securities (of which $21.8 million were U.S. government sponsored mortgage-backed securities), $19.1 million of municipal bonds, $7.8 million in corporate bonds and $1.2 million in equity securities at fair value.

At September 30, 2010 and September 30, 2009, the Company held 8 securities and 15 securities in unrealized loss positions of $45,000 and $246,000, respectively. The decline in the fair value of these securities resulted primarily from interest rate fluctuations. The Company does not intend to sell these securities nor is it more likely than not that the Company would be required to sell these securities before its anticipated recovery and the Company believes the collection of the investment and related interest is probable. Based on this analysis, the Company considers all of the unrealized losses to be temporary impairment losses.

Portfolio Maturities and Yields.  The composition and maturities of the investment securities portfolio at September 30, 2010 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State and municipal securities yields have not been adjusted to a tax-equivalent basis.

			More than One Year		More than Five Years
	One Year or Less		through Five Years		through Ten Years		More than Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Fair	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Value	Yield
						(Dollars in thousands)

Municipal obligations	$2,402	3.69%	$4,203	2.10%	$3,864	5.25%	$7,568	4.99%	$18,037	$19,050	4.20%
U.S. government and agency obligations	—	—	25,846	1.58%	1,002	2.80%	—	—	26,848	26,949	1.62%
Corporate bonds	1,521	3.39%	6,255	3.20%	—	—	—	—	7,776	7,795	3.24%
U.S. government sponsored mortgage-backed securities:
Freddie Mac pass through certificates	645	3.75%	1,108	3.92%	6,123	4.39%	—	—	7,876	8,288	4.27%
Fannie Mae pass through certificates	316	4.80%	2,492	3.81%	3,639	4.13%	—	—	6,447	6,743	4.04%
Ginnie Mae pass through certificates	—	—	—	—	—	—	6,665	2.53%	6,665	6,734	2.53%
Collateralized mortgage obligations	—	—	—	—	578	4.75%	94	1.30%	672	686	4.27%
Private pass through certificates	—	—	—	—	—	—	139	0.88%	139	138	0.88%
Equity securities	—	—	—	—	—	—	1,134	3.27%	1,134	1,154	3.27%

Total	$4,884	3.68%	$39,904	2.09%	$15,206	4.45%	$15,600	3.77%	$75,594	$77,537	3.01%

Bank Owned Life Insurance.  We invest in bank owned life insurance to provide us with a funding source for our benefit plan obligations. Bank owned life insurance also generally provides us noninterest income that is non-taxable. At September 30, 2010, we had invested $9.4 million in bank owned life insurance.

Prepaid FDIC Insurance.  On December 30, 2009 we prepaid approximately $1.5 million in estimated assessment fees. At September 30, 2010, the balance of prepaid FDIC assessment fees was $1.2 million.

Deposits.  We accept deposits primarily from the areas in which our offices are located. We have consistently focused on building broader customer relationships and targeting small business customers to increase our core deposits. We also rely on our enhanced technology and our customer service to attract and retain deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of savings accounts, certificates of deposit, money market accounts, commercial and regular checking accounts and individual retirement accounts. We do not accept brokered deposits.

Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market interest rates, liquidity requirements and our deposit growth goals.

Our deposits increased $29.3 million, or 10.2%, to $316.2 million at September 30, 2010 from $286.9 million at September 30, 2009. The increase resulted from a $17.5 million, or 16.2%, increase in certificates of deposit and a $6.3 million, or 12.0%, increase in demand and NOW accounts and a $2.3 million, or 2.2%, increase in savings accounts. The increase in certificates of deposit resulted from offering a step-up certificate product with a tiered rate structure earned over a four or five year time period. The intent of offering the step-up certificate of deposit was to draw funds from a liquid savings account to extend the maturities of our deposit base in anticipation of future market interest rate increases. The increase in demand and NOW accounts was due primarily to cash flows from commercial checking accounts.

At September 30, 2010, we had a total of $125.7 million in certificates of deposit, of which $37.0 million had remaining maturities of one year or less. Based on historical experience and current market interest rates, we believe we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of September 30, 2010.

The following table sets forth the distribution of total deposit accounts, by account type, for the periods indicated.

	At September 30,
	2010			2009			2008
			Weighted			Weighted			Weighted
			Average			Average			Average
	Balance	Percent	Rate	Balance	Percent	Rate	Balance	Percent	Rate
	(Dollars in thousands)

Deposit type:
Savings accounts	$123,590	39.1%	0.67%	$120,896	42.1%	1.81%	$92,705	36.4%	2.20%
Certificates of deposit	125,700	39.8	2.61%	108,176	37.7	3.41%	105,082	41.3	4.28%
Money market accounts	8,166	2.6	0.37%	5,415	1.9	0.53%	6,074	2.4	0.99%
Demand and NOW accounts	58,761	18.6	0.14%	52,447	18.3	0.31%	50,771	19.9	0.41%

Total deposits	$316,217	100.0%	1.33%	$286,934	100.0%	2.12%	$254,632	100.0%	2.77%

As of September 30, 2010, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was $35.8 million. The following table sets forth the maturity of those certificates as of September 30, 2010.

At
At September 30,
2010
(In thousands)

Three months or less	$2,324
Over three months through six months	2,539
Over six months through one year	9,048
Over one year to three years	11,713
Over three years	10,182

Total	$35,806

Borrowings.  Our borrowings consist of advances from the Federal Home Loan Bank of Pittsburgh and funds borrowed under repurchase agreements. At September 30, 2010, we had access to additional Federal Home Loan Bank advances of up to $98.9 million. The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at the dates and for the years indicated.

	At or for the Years Ended September 30,
	2010	2009	2008
	(Dollars in thousands)

Balance at year end	$37,805	$46,618	$50,948
Average balance outstanding during the year	$40,270	$49,353	$44,052
Maximum amount outstanding at any month-end	$46,613	$50,943	$50,957
Weighted average interest rate at year end	3.23%	4.18%	4.57%
Average interest rate during the year	3.99%	4.59%	4.79%

The following table sets forth information concerning balances and interest rates on our repurchase agreements at the dates and for the years indicated.

	At or for the Years Ended September 30,
	2010	2009	2008
	(Dollars in thousands)

Balance at year end	$3,444	$3,866	$3,537
Average balance outstanding during the year	$3,634	$4,532	$3,429
Maximum amount outstanding at any month-end	$3,895	$6,380	$7,231
Weighted average interest rate at year end	0.60%	1.26%	1.54%
Average interest rate during the year	0.77%	1.63%	2.05%

Net Worth.  Net worth increased $3.1 million, or 7.5%, to $45.3 million at September 30, 2010 from $42.2 million at September 30, 2009. The increase resulted primarily from net income of $2.9 million for the fiscal year ended September 30, 2010.

Average Balance and Yields

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	For the Years Ended September 30,
	2010			2009			2008
	Average			Average			Average
	Outstanding		Yield/	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
				(Dollars in thousands)

Interest-earning assets:
Loans	$281,382	$15,994	5.68%	$263,311	$15,837	6.01%	$256,599	$16,220	6.32%
Investment and mortgage-backed securities	69,636	2,167	3.11%	59,442	2,343	3.94%	47,043	2,141	4.55%
Interest earning deposits	16,770	40	0.24%	17,017	56	0.33%	13,378	318	2.38%

Total interest-earning assets	367,788	18,201	4.95%	339,770	18,236	5.37%	317,020	18,679	5.89%

Noninterest-earning assets	29,466			28,923			27,168

Total assets	$397,254			$368,693			$344,188

Interest-bearing liabilities:
Savings accounts	$123,858	1,169	0.94%	$109,524	1,985	1.81%	$80,169	1,760	2.20%
Certificates of deposit	118,943	3,321	2.79%	104,961	3,579	3.41%	117,488	5,023	4.28%
Money market accounts	5,625	22	0.39%	5,523	29	0.53%	6,656	66	0.99%
Demand and NOW accounts	56,175	102	0.18%	51,402	159	0.31%	50,312	206	0.41%

Total deposits	304,601	4,614	1.51%	271,410	5,752	2.12%	254,625	7,055	2.77%
Federal Home Loan Bank advances	40,270	1,605	3.99%	49,353	2,265	4.59%	44,052	2,112	4.79%
Securities sold under agreements to repurchase	3,634	28	0.77%	4,532	74	1.63%	3,429	70	2.05%

Total interest-bearing liabilities	348,505	6,247	1.79%	325,295	8,091	2.49%	302,106	9,237	3.06%

Noninterest-bearing liabilities	4,836			2,733			2,184

Total liabilities	353,341			328,028			304,290
Net worth	43,913			40,665			39,898

Total liabilities and net worth	$397,254			$368,693			$344,188

Net interest income		$11,954			$10,145			$9,442

Net interest rate spread(1)			3.16%			2.88%			2.83%
Net interest-earning assets(2)	$19,283			$14,475			$14,914

Net interest margin(3)			3.25%			2.99%			2.98%
Average interest-earning assets to interest-bearing liabilities	105.53%			104.45%			104.94%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis:

The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately, based on the changes due to rate and the changes due to volume.

	For the Years Ended September 30,			For the Years Ended September 30,
	2010 vs. 2009			2009 vs. 2008
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

Interest-earning assets:
Loans	$1,054	$(897)	$157	$417	$(800)	$(383)
Investment and mortgage-backed securities	364	(540)	(176)	514	(313)	201
Interest earning deposits	(1)	(15)	(16)	69	(331)	(262)

Total interest-earning assets	1,417	(1,452)	(35)	1,000	(1,444)	(444)

Interest-bearing liabilities:
Savings accounts	233	(1,049)	(816)	568	(343)	225
Certificates of deposit	440	(698)	(258)	(499)	(946)	(1,445)
Money market accounts	1	(8)	(7)	(10)	(27)	(37)
Demand and NOW accounts	14	(71)	(57)	4	(51)	(47)

Total deposits	688	(1,826)	(1,138)	63	(1,367)	(1,304)
Federal Home Loan Bank advances	(385)	(275)	(660)	246	(93)	153
Securities sold under agreements to repurchase	(13)	(33)	(46)	20	(16)	4

Total interest-bearing liabilities	290	(2,134)	(1,844)	329	(1,476)	(1,147)

Change in net interest income	$1,127	$682	$1,809	$671	$32	$703

Comparison of Operating Results for the Fiscal Years Ended September 30, 2010 and 2009

General.  Net income for the fiscal year ended September 30, 2010 was $2.9 million, an increase of $771,000 or 36.0%, from $2.1 million for the fiscal year ended September 30, 2009. The increase in net income resulted primarily from an increase in net interest income of $1.8 million and an increase in noninterest income of $467,000, partially offset by an increase in income tax expense of $1.4 million.

Net Interest Income.  Net interest income increased by $1.8 million, or 17.8%, to $12.0 million for the fiscal year ended September 30, 2010 from $10.1 million for the fiscal year ended September 30, 2009. Our net interest rate spread and net interest rate margin were 3.16% and 3.25%, respectively for the fiscal year ended September 30, 2010 compared to 2.88% and 2.99% for the fiscal year 2009.

Interest and Dividend Income.  Total interest and dividend income of $18.2 million for the fiscal year ended September 30, 2010 remained unchanged compared to the fiscal year ended September 30, 2009. An increase in the average balance of interest earning assets was offset by a decrease in the average yield on interest earning assets. The average yield on interest earning assets decreased to 4.95% for the fiscal year ended September 30, 2010 from 5.37% for the fiscal year 2009. The average yield on all categories of interest earning assets decreased from the previous period. Average interest earning assets increased by $28.0 million, or 8.2% to $367.8 million for the fiscal year ended September 30, 2010 from $339.8 million for the fiscal year 2009.

Interest income on loans increased $157,000, or 1.0%, to $16.0 million for the fiscal year ended September 30, 2010 from $15.8 million for fiscal year ended September 30, 2009. Average loans receivable increased by

$18.1 million, or 6.9%, to $281.4 million for the fiscal year ended September 30, 2010 from $263.3 million for the fiscal year 2009. This increase was primarily attributable to continued strong loan demand throughout our market area. The average yield on loans receivable decreased to 5.68% for the fiscal year ended September 30, 2010 from 6.01% for the fiscal year 2009. The decrease in average yield was primarily attributable to our variable rate loans adjusting downward as prime and short-term interest rates decreased as well as the origination of new loans in a generally lower interest rate environment and repayment/refinance of higher rate loans.

Interest income on investment and mortgage-backed securities decreased by $176,000, or 7.5%, to $2.2 million for the fiscal year ended September 30, 2010 from $2.3 million for the fiscal year ended September 30, 2009. This decrease was due primarily to a decrease in the average yield earned, which decreased to 3.11% for the fiscal year ended September 30, 2010 from 3.94% for the fiscal year 2009, due to new investments added in a lower interest rate environment and variable rate investments that adjusted downward. Partially offsetting this decrease in interest income was an increase in the average balance of investment and mortgage-backed securities, which increased by $10.2 million, or 17.1%, to $69.6 million for the fiscal year ended September 30, 2010 from $59.4 million for the fiscal year 2009.

Interest income on interest-earning deposits decreased by $16,000, or 28.6%, to $40,000 for the fiscal year ended September 30, 2010 from $56,000 for the fiscal year ended September 30, 2009. The average yield decreased to 0.24% from 0 .33% as a result of decreases in the overnight federal funds rate. The average balance decreased by $247,000, or 1.5%, to $16.8 million for the fiscal year ended September 30, 2010 from $17.0 million for the fiscal year 2009.

Interest Expense.  Total interest expense decreased by $1.8 million, or 22.8%, to $6.2 million for the fiscal year ended September 30, 2010 from $8.1 million for the fiscal year ended September 30, 2009. This decrease in interest expense was due to a decrease in the average cost of interest-bearing liabilities to 1.79% from 2.49%, which was partially offset by an increase in the average balance of interest-bearing liabilities. Average interest-bearing liabilities increased by $23.2 million, or 7.1%, to $348.5 million for the fiscal year ended September 30, 2010 from $325.3 million for the fiscal year 2009.

Interest expense on deposits decreased by $1.1 million, or 19.8%, to $4.6 million for the fiscal year ended September 30, 2010 from $5.8 million for the fiscal year ended September 30, 2009. This was primarily the result of a decrease in interest expense on savings accounts of $816,000 or 41.1% and a decrease in interest expense on certificates of deposit of $258,000 or 7.2%. The cost of deposits declined from 2.12% for the fiscal year ended September 30, 2009 to 1.51% for the fiscal year ended September 30, 2010. A decrease in the level of market interest rates enabled us to reduce the rates of interest paid on deposit products. Partially offsetting this decrease in interest expense was an increase in the average balance of savings accounts which increased $14.3 million, or 13.1%, for the fiscal year ended September 30, 2010 from $109.5 million for the fiscal year ended September 30, 2009, and an increase in the average balance of certificates of deposits of $14.0 million or 13.3% for the fiscal year ended September 30, 2010.

Interest expense on Federal Home Loan Bank advances decreased $660,000 or 29.1%, to $1.6 million for the fiscal year ended September 30, 2010 from $2.3 million for the fiscal year ended September 30, 2009. The average balance of advances decreased $9.1 million or 18.4% to $40.3 million for the fiscal year ended September 30, 2010. During the fiscal year ended September 30, 2010, $19.6 million of advances were repaid while replacing only $10.7 million with new advances. Deposit inflows were the primary funding source during the year. In addition, the average cost of advances decreased to 3.99% in fiscal year 2010 from 4.59% in fiscal year 2009 due to a decrease in the level of market interest rates.

Provision for Loan Losses.  The provision for loan losses increased by $79,000, or 7.2%, to $1.2 million for the fiscal year ended September 30, 2010 from $1.1 million for the fiscal year ended September 30, 2009. Although the level of non-performing loans increased, the provision for loan losses remained generally the same as the prior year due to a decrease in net charge-offs. Management analyzes the allowance for loan losses as described in the section entitled “— Allowance for Loan Losses.” The provision that is recorded is sufficient, in management’s judgment, to bring the allowance for loan losses to a level that reflects the losses inherent in our loan portfolio relative to loan mix, economic conditions and historical loss experience. Management believes, to the best of their knowledge, that all known losses as of the balance sheet dates have been recorded.

Noninterest Income.  Noninterest income increased $467,000, or 26.0%, to $2.3 million for the fiscal year ended September 30, 2010 from $1.8 million for the fiscal year ended September 30, 2009. Net securities losses decreased $516,000, or 86.4%, to $81,000 for the fiscal year ended September 30, 2010 from $597,000 for the fiscal year ended September 30, 2009. During the 2010 fiscal year, gains on sales of mortgage-backed securities available for sale totaled $21,000. In addition, impairment losses totaling $102,000 were recorded for other-than-temporary declines in the market value on equity securities.

Noninterest Expense.  Noninterest expense increased by $49,000 or 0.56%, to $8.7 million for the fiscal year ended September 30, 2010. All elements of non-interest expense remained relatively constant from fiscal year 2009 to fiscal year 2010.

Income Tax Expense.  The provision for income taxes for the fiscal year ended September 30, 2010 was $1.4 million compared to $1,000 for the fiscal year ended September 30, 2009. This increase in income tax was primarily a result of an increase in income before taxes of $2.1 million or 100% in fiscal 2010 compared to fiscal 2009. In addition, income tax expense for fiscal 2009 was favorably impacted by the $510,000 reversal of a valuation allowance related to impairment losses recognized on Fannie Mae and Freddie Mac preferred stock. The $1.5 million loss was recognized in fiscal 2008 with the tax benefit recorded in fiscal 2009 due to the timing of the enactment of the Emergency Economic Stabilization Act of 2009.

Non-Performing and Problem Assets

When a residential mortgage loan, home equity loan or line of credit or consumer loan is 15 days past due, we send a late notice and contact the borrower to inquire as to why the loan is past due. When a loan is 30 days or more past due, we mail a second late notice and attempt additional personal, direct contact with the borrower to determine the reason for the delinquency and establish the procedures by which the borrower will bring the loan current. When the loan is 45 days past due, we explore the customer’s issues and repayment options and inspect the collateral. In addition, when a loan reaches 90 days past due, our management determines and recommends to our Board of Directors whether to initiate foreclosure proceedings, which will be initiated by counsel if the loan is not brought current. Procedures for avoiding foreclosure can include restructuring the loan in a manner that provides concessions to the borrower to facilitate payment.

Commercial business loans and commercial real estate loans are generally handled in the same manner as the loans discussed above. Additionally, when a loan is 30 days past due, we contact the borrower, visually inspect the property(ies) and inquire of the principals the status of the loan and what actions are being implemented to bring the loan current. Depending on the type of loan, the borrower’s cash flow statements, internal financial statements, tax returns, rent rolls, new or updated independent appraisals, online databases and other relevant information in Bank and third-party loan reviews are analyzed to help determine a course of action. In addition, legal counsel is consulted and an approach for resolution is determined and aggressively pursued.

Loans are placed on non-accrual status when payment of principal or interest is 90 days or more delinquent. Loans are also placed on non-accrual status if collection of principal or interest in full is in doubt. When loans are placed on a non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received. The loan may be returned to accrual status if payments are brought to less than 90 days delinquent and full payment of principal and interest is expected.

Impaired loans are commercial and commercial real estate loans for which it is probable that we will not be able to collect all amounts due according to the contractual terms of the loan agreement. We individually evaluate such loans for impairment rather than aggregate loans by major risk classifications. The definition of impaired loans is not the same as the definition of non-accrual loans, although the two categories overlap. We may choose to place a loan on non-accrual status due to payment delinquency or uncertain collectability, while not classifying the loan as impaired. Factors considered in determining impairment include payment status and collateral value. The amount of impairment for these types of impaired loans is determined by the difference between the present value of the expected cash flows related to the loan, using current interest rates, and its recorded value. In the case of collateralized loans, the impairment is the difference between the fair value of the collateral and the recorded amount of the loan. When foreclosure is probable, impairment is measured based on the fair value of the collateral.

Mortgage loans on one- to-four-family properties, home equity loans and lines of credit and consumer loans are large groups of smaller balance homogeneous loans and are measured for impairment collectively. Loans that experience insignificant payment delays, which are defined as less than 90 days, generally are not classified as impaired. Management determines the significance of payment delays on a case-by-case basis, taking into consideration all circumstances surrounding the loan and the borrower including the length of the delay, the borrower’s prior payment record and the amount of shortfall in relation to the principal and interest owed.

The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. At September 30, 2010, 2009, 2008, 2007 and 2006, we had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates).

	At September 30,
	2010	2009	2008	2007	2006
	(Dollars in thousands)

Non-accrual loans:
Real estate loans:
One- to four-family residential	$1,056	$895	$1,600	$737	$481
Commercial	1,636	415	2	71	112
Home equity loans and lines of credit	216	7	9	—	75
Construction	—	—	—	—	—
Commercial	1,000	—	—	—	—
Other loans(1)	14	4	5	—	13

Total non-accrual loans	3,922	1,321	1,616	808	681

Loans delinquent 90 days or greater and still accruing:
Real estate loans:
One- to four-family residential	—	—	—	—	—
Commercial	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Other loans(1)	—	—	—	—	—

Total loans delinquent 90 days or greater and still accruing	—	—	—	—	—

Foreclosed real estate:
One- to four-family residential	884	1,002	205	71	17
Commercial	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Other loans(1)	—	—	—	—	—

Total foreclosed real estate	884	1,002	205	71	17

Total non-performing assets	$4,806	$2,323	$1,821	$879	$698

Ratios:
Non-performing loans to total loans	1.37%	0.49%	0.63%	0.33%	0.33%
Non-performing assets to total assets	1.10%	0.61%	0.51%	0.26%	0.21%

(1)	Consists of automobile loans, consumer loans and loans secured by savings accounts.

Delinquent Loans.  The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent for
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)

At September 30, 2010
Real estate loans:
One- to four-family residential	10	$1,303	12	$1,056	22	$2,359
Commercial	3	404	3	1,636	6	2,040
Home equity loans and lines of credit	2	7	3	216	5	223
Construction	—	—	—	—	—	—
Commercial	—	—	1	1,000	1	1,000
Other loans(1)	—	—	2	14	2	14

Total loans	15	$1,714	21	$3,922	36	$5,636

At September 30, 2009
Real estate loans:
One- to four-family residential	8	$975	13	$895	21	$1,870
Commercial	3	242	3	415	6	657
Home equity loans and lines of credit	2	29	1	7	3	36
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Other loans(1)	4	13	4	4	8	17

Total loans	17	$1,259	21	$1,321	38	$2,580

At September 30, 2008
Real estate loans:
One- to four-family residential	8	$1,017	13	$1,600	21	$2,617
Commercial	—	—	1	2	1	2
Home equity loans and lines of credit	1	5	1	9	2	14
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Other loans(1)	1	2	3	5	4	7

Total loans	10	$1,024	18	$1,616	28	$2,640

At September 30, 2007
Real estate loans:
One- to four-family residential	8	$548	12	$737	20	$1,285
Commercial	—	—	2	71	2	71
Home equity loans and lines of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Other loans(1)	5	18	—	—	5	18

Total loans	13	$566	14	$808	27	$1,374

At September 30, 2006
Real estate loans:
One- to four-family residential	7	$234	10	$481	17	$715
Commercial	1	63	2	112	3	175
Home equity loans and lines of credit	—	—	1	75	1	75
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Other loans(1)	5	11	2	13	7	24

Total loans	13	$308	15	$681	28	$989

(1)	Consists of automobile loans, consumer loans and loans secured by savings accounts.

Foreclosed Real Estate.  Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned. When property is acquired it is recorded at estimated fair value at the date of foreclosure less the cost to sell, establishing a new cost basis. Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions. Holding costs and declines in estimated fair market value result in charges to expense after acquisition. At September 30, 2010, 2009, 2008, 2007 and 2006, we had foreclosed real estate of $884,000, $1.0 million, $205,000, $71,000 and $17,000, respectively. Foreclosed real estate at September 30, 2010 consisted of five residential real estate properties, two of which, totaling $700,000, were located in a lake resort area in Maryland. During the fourth quarter of the fiscal year ended September 30, 2010, a write down of $160,000 was recorded on these two properties and the sale prices lowered to reflect the current real estate conditions in that area.

Classification of Assets.  Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are required to be designated as special mention. If our concerns about loans in the special mention category increase as to the ability of the borrower to comply with current loan repayment terms, the loan is reclassified to one of the aforementioned categories.

We maintain an allowance for loan losses at an amount estimated to equal all credit losses incurred in our loan portfolio that are both probable and reasonable to estimate at a balance sheet date. Our determination as to the classification of our assets is subject to review by our principal federal regulator, the Federal Deposit Insurance Corporation, and our State regulator, the Pennsylvania Department of Banking. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations.

The following table sets forth our amounts of classified assets and criticized assets (classified assets and loans designated as special mention) at the dates indicated.

	At September 30,
	2010	2009	2008
		(In thousands)

Classified assets:
Substandard	$4,845	$2,497	$1,819
Doubtful	14	4	3
Loss	—	—	—

Total classified assets	4,859	2,501	1,822
Special mention	5,392	5,929	3,685

Total criticized assets	$10,251	$8,430	$5,507

At September 30, 2010, total criticized assets consisted of $3.9 million of non-accrual loans (consisting primarily of $2.6 million of commercial loans and $1.3 million of residential real estate and home equity loans and lines of credit), $884,000 of foreclosed real estate and $5.4 million of performing loans that were considered special mention. At September 30, 2009, criticized assets consisted of $1.3 million non-accrual loans (consisting primarily of $902,000 residential and home equity loans and lines of credit and $415,000 commercial real estate loans), $1.0 million of foreclosed real estate and $5.9 million of non-performing loans that were considered special mention.

Allowance for Loan Losses

We provide for loan losses based upon the consistent application of our documented allowance for loan loss methodology. All loan losses are charged to the allowance for loan losses and all recoveries are credited to it. Additions to the allowance for loan losses are provided by charges to income based on various factors which, in our judgment, deserve current recognition in estimating probable losses. We regularly review the loan portfolio and make provisions for loan losses in order to maintain the allowance for loan losses in accordance with GAAP. The allowance for loan losses consists primarily of two components:

(1) specific allowances established for impaired loans (as defined by GAAP). The amount of impairment provided for as a specific allowance is represented by the deficiency, if any, between the estimated fair value of the loan, or the loan’s observable market price, if any, or the underlying collateral, if the loan is collateral dependent, and the carrying value of the loan. Impaired loans for which the estimated fair value of the loan, or the loan’s observable market price or the fair value of the underlying collateral, if the loan is collateral dependent, exceeds the carrying value of the loan are not considered in establishing specific allowances for loan losses; and

(2) general allowances established for loan losses on a portfolio basis for loans that do not meet the definition of impaired loans. The portfolio is grouped into similar risk characteristics, primarily loan type and regulatory classification. We apply an estimated loss rate to each loan group. The loss rates applied are based upon our loss experience adjusted, as appropriate, for the environmental factors discussed below. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions.

Actual loan losses may be significantly more than the allowance for loan losses we have established, which could have a material negative effect on our financial results.

The adjustments to historical loss experience are based on our evaluation of several qualitative and environmental factors, including:

•	changes in any concentration of credit (including, but not limited to, concentrations by geography, industry or collateral type);

•	changes in the number and amount of non-accrual loans, criticized loans and past due loans;

•	changes in national, state and local economic trends;

•	changes in the types of loans in the loan portfolio;

•	changes in the experience and ability of personnel and management in the mortgage loan origination and loan servicing departments;

•	changes in the value of underlying collateral for collateral dependent loans;

•	changes in lending strategies; and

•	changes in lending policies and procedures.

In addition, we may establish an unallocated allowance to provide for probable losses that have been incurred as of the reporting date but are not reflected in the allocated allowance.

We evaluate the allowance for loan losses based upon the combined total of the specific and general components. Generally when the loan portfolio increases, absent other factors, the allowance for loan loss methodology results in a higher dollar amount of estimated probable losses than would be the case without the increase. Generally when the loan portfolio decreases, absent other factors, the allowance for loan loss methodology results in a lower dollar amount of estimated probable losses than would be the case without the decrease.

Commercial real estate loans generally have greater credit risks compared to the one- to four-family residential mortgage loans we originate, as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties typically depends on the successful operation of the related business and thus may be subject to a greater extent to adverse conditions in the real estate market and in the general economy.

Commercial business loans generally have greater credit risks compared to the one- to four-family residential mortgage loans we originate, as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment experience on commercial business loans typically depends on the successful operation of the related business and thus may be subject to a greater extent to adverse conditions in the real estate market and in the general economy.

At September 30, 2010, the Company had two impaired loans totaling $2.4 million both of which were commercial participation loans. These loans were interest-only loans which were current as to the interest payments, however they were deemed impaired due to the financial difficulties of each of the borrowers. One of the loans in which the Company had a $1.4 million or 6.4% interest in a $21.4 million loan was secured by commercial real estate and a mall in West Virginia. The participating banks have decided that the next course of action may include foreclosure. The second commercial participation loan in which the Company had a $1.0 million or 13.5% interest in a $7.4 million loan to a commercial business borrower was collateralized by historical federal income tax credits. The final determination of the tax credits by the Internal Revenue Service is expected to move to the appeal process during the first quarter of 2011. The interest-only period has been extended during this time period and the interest payments are currently being paid by the borrower. At September 30, 2009 and 2008, the Company had no loans considered to be impaired. See “— Non-Performing and Problem Assets” for a more detailed discussion of impaired loans.

There were no loans in arrears 90 days or more and still accruing interest. Loans in arrears 90 days or more or in process of foreclosure (non-accrual loans) were as follows:

			Percentage of Loans
	Number of Loans	Amount	Receivable
	(Dollars in thousands)

At September 30, 2010	21	$3,922	1.37%
At September 30, 2009	21	1,321	0.49
At September 30, 2008	18	1,616	0.63

Total interest income which would have been recognized had these loans paid in accordance with their contractual terms and actual interest income recognized on these loans as of the years indicated are summarized as follows:

	For the Years Ended
	September 30,
	2010	2009	2008
	(In thousands)

Interest income that would have been recognized	$101	$80	$103
Interest income recognized	34	34	42

Interest income foregone	$67	$46	$61

Generally, we underwrite commercial real estate loans and residential real estate loans at a loan-to-value ratio of 80% or less. See “— Non-Performing and Problem Assets” for a discussion of steps taken when loans become past due.

We evaluate the loan portfolio on a quarterly basis and the allowance is adjusted accordingly. While we use the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations. In addition, as an integral part of their examination process, the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation will periodically review the allowance for loan losses. The Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation may require us to recognize additions to the allowance based on their analysis of information available to them at the time of their examination.

The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or for the Years Ended September 30,
	2010	2009	2008	2007	2006
		(Dollars in thousands)

Balance at beginning of the year	$3,078	$2,426	$2,379	$2,423	$1,580
Charge-offs:
Real estate loans	147	118	151	18	—
Commercial	106	305	70	—	105
Other loans(1)	33	65	132	130	60

Total charge-offs	286	488	353	148	165
Recoveries:
Real estate loans	7	—	—	—	—
Commercial	4	6	6	9	6
Other loans(1)	7	34	78	95	14

Total recoveries	18	40	84	104	20
Net charge-offs	(268)	(448)	(269)	(44)	(145)
Adjustment(2)	—	—	—	—	988
Provision for loan losses	1,179	1,100	316	—	—

Balance at end of year	$3,989	$3,078	$2,426	$2,379	$2,423

Ratios:
Net charge-offs to average loans outstanding	0.10%	0.17%	0.10%	0.02%	0.08%
Allowance for loan losses to non-performing loans at end of year	101.71%	233.01%	150.12%	294.43%	355.80%
Allowance for loan losses to total loans at end of year	1.38%	1.12%	0.93%	0.97%	1.16%

(1)	Consists of automobile loans, consumer loans and loans secured by savings accounts.

(2)	Addition to allowance as a result of the acquisition of Hoblitzell National Bank in 2006.

Our experience with amounts charged-off tracks closely with the difference between the carrying value at the time of default and the fair value of collateral as determined by appraisal, less applicable selling costs. For additional information with respect to the portions of the allowance for loan losses attributable to our loan classifications, see “— Allocation of Allowance for Loan Losses.” For additional information with respect to non-performing loans and delinquent loans, see “— Non-Performing and Problem Assets” and “— Non-Performing and Problem Assets — Delinquent Loans.”

Allocation of Allowance for Loan Losses.  The following table sets forth the allowance for loan losses allocated by loan category and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At September 30,
	2010		2009		2008		2007		2006
		Percent of		Percent of		Percent of		Percent of		Percent of
		Loans in		Loans in		Loans in		Loans in		Loans in
	Allowance	Each	Allowance	Each	Allowance	Each	Allowance	Each	Allowance	Each
	for Loan	Category to	for Loan	Category to	for Loan	Category to	for Loan	Category to	for Loan	Category to
	Losses	Total Loans	Losses	Total Loans	Losses	Total Loans	Losses	Total Loans	Losses	Total Loans

Real estate loans(1)	$1,394	65.9%	$1,064	66.3%	$984	68.3%	$1,261	68.8%	$1,280	68.3%
Commercial(2)	2,529	33.1	1,943	32.5	1,354	30.3	898	29.7	888	29.7
Other loans(3)	66	1.0	71	1.2	88	1.4	220	1.5	255	2.0

Total allocated allowance	3,989	100.0	3,078	100.0	2,426	100.0	2,379	100.0	2,423	100.0
Unallocated	—	—	—	—	—	—	—	—	—	—

Total	$3,989	100.0%	$3,078	100.0%	$2,426	100.0%	$2,379	100.0%	$2,423	100.0%

(1)	Includes one- to four-family residential, home equity loans and lines of credit and residential construction loans.

(2)	Includes commercial real estate and commercial loans.

(3)	Consists of automobile loans, consumer loans and loans secured by savings accounts.

The increase in the allowance attributable to the commercial loan portfolio between September 30, 2010 and September 30, 2009 was related both to the size of this portfolio as well as to the amount of commercial real estate loans designated as nonperforming and criticized loans as of September 30, 2010. See “— Non-Performing and Problem Assets — Classification of Assets.”

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the Federal Home Loan Bank of Pittsburgh, repurchase agreements and maturities, principal repayments and the sale of available-for-sale securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee, under the direction of our Chief Financial Officer, is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2010.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of:

(i) expected loan demand;

(ii) expected deposit flows and borrowing maturities;

(iii) yields available on interest-earning deposits and securities; and

(iv) the objectives of our asset/liability management program.

Excess liquid assets are invested generally in interest-earning deposits and short-term securities and are also used to pay off short-term borrowings.

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2010, cash and cash equivalents totaled $39.0 million which were at an increased level due to the cash proceeds received from the recent stock offering.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At September 30, 2010, we had $22.2 million in loan commitments outstanding, $18.7 million of which were for commercial real estate loans and $3.5 million of which were for one- to four-family loans. In addition to commitments to originate loans, we had $12.8 million in unused lines of credit to borrowers and $1.3 million in undisbursed funds for construction loans in process. Certificates of deposit due within one year of September 30, 2010 totalled $37.0 million, or 11.7% of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan and securities sales, repurchase agreements and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on our deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2011. We believe, however, based on historical experience and current market interest rates, that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of September 30, 2011.

Our primary investing activity is originating loans. During the fiscal years ended September 30, 2010 and 2009, we originated $80.7 million and $67.1 million of loans, respectively. During these years, we purchased $54.5 million and $40.4 million of securities, respectively.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced a net increase in deposits of $29.3 million and $32.3 million during the years ended September 30, 2010 and 2009, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Pittsburgh, which provides an additional source of funds. We also utilize securities sold under agreements to repurchase (with customers) as another borrowing source. Federal Home Loan Bank advances decreased by $8.8 million and $4.3 million for the fiscal year ended September 30, 2010 and for the fiscal year ended September 30, 2009, respectively. At September 30, 2010, we had the ability to borrow up to an additional

$98.9 million from the Federal Home Loan Bank of Pittsburgh. Securities sold under agreements to repurchase decreased by $422,000 for the fiscal year ended September 30, 2010 and increased $329,000 for the fiscal year ended September 30, 2009.

Standard Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2010, Standard Bank exceeded all regulatory capital requirements. Standard Bank is considered “well capitalized” under regulatory guidelines. See “Item 1 Business-Supervision and Regulation — Banking Regulation — Capital Requirements” and Note 10 of the Notes to the Consolidated Financial Statements.

The net proceeds from the October 6, 2010 stock offering will significantly increase our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of loans. Our financial condition and results of operations will be enhanced by the net proceeds from the stock offering, resulting in increased net interest-earning assets and net interest income. However, due to the increase in equity resulting from the net proceeds raised in the stock offering, our return on equity will be adversely affected following the stock offering.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments.  As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. In addition, we enter into commitments to sell mortgage loans. For additional information, see Note 12 of the Notes to our Consolidated Financial Statements.

Contractual Obligations.  In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities and agreements with respect to investments.

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at September 30, 2010. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
		More than One Year	More than Three
Contractual Obligations	One Year or Less	to Three Years	Years to Five Years	More than Five Years	Total
			(In thousands)

Long-term debt	$14,036	$18,598	$5,156	$15	$37,805
Operating leases	36	72	33	—	141
Securities sold under agreements to repurchase	3,444	—	—	—	3,444
Certificates of deposit	37,024	37,420	38,460	12,796	125,700

Total	$54,540	$56,090	$43,649	$12,811	$167,090

Impact of Inflation and Changing Prices

Our consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles which require the measurement of financial condition and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Management of Market Risk

General.  Our most significant form of market risk is interest rate risk because, as a financial institution, the majority of our assets and liabilities are sensitive to changes in interest rates. Therefore, a principal part of our operations is to manage interest rate risk and limit the exposure of our net interest income to changes in market interest rates. Our Board of Directors has established an Asset/Liability Management Committee, which is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors.

Historically, we operated as a traditional savings bank. Therefore, the majority of our assets consist of longer-term, fixed rate residential mortgage loans and mortgage backed securities, which we funded primarily with checking and savings accounts and short-term borrowings. In an effort to improve our earnings and to decrease our exposure to interest rate risk, we generally sell fixed rate residential loans with a term over 15 years. In addition, we have shifted our focus to originating more commercial real estate loans, which generally have shorter maturities than one- to four-family residential mortgage loans, and are usually originated with adjustable interest rates.

In addition to the above strategies with respect to our lending activities, we have used the following strategies to reduce our interest rate risk:

•	increasing our personal and business checking accounts, which are less rate-sensitive than certificates of deposit and which provide us with a stable, low-cost source of funds;

•	repaying short-term borrowings; and

•	maintaining relatively high levels of capital.

We have not conducted hedging activities, such as engaging in futures, options or swap transactions, or investing in high-risk mortgage derivatives, such as collateralized mortgage obligation residual interests, real estate mortgage investment conduit residual interests or stripped mortgage backed securities.

In addition, changes in interest rates can affect the fair values of our financial instruments. During the fiscal year ended September 30, 2010, decreases in market interest rates were the primary factors in the increases in the fair values of our loans, deposits and Federal Home Loan Bank advances. For additional information, see Note 14 to the Notes to our Consolidated Financial Statements.

Net Portfolio Value.  The table below sets forth, as of September 30, 2010, the estimated changes in our net portfolio value (“NPV”) that would result from the designated instantaneous changes in the interest rate yield curve. The NPV is the difference between the present value of an institution’s assets and liabilities (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates. The simulation model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value. Historically, the model estimated the economic value of each type of asset, liability and off-balance sheet contract using the current interest rate yield curve with instantaneous increases or decreases of 100 to 300 basis points in 100 basis point increments. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. Given the current relatively low level of market interest rates, an NPV calculation for an interest rate decrease of greater than 100 basis points has not been prepared.

		Estimated Increase (Decrease) in NPV		NPV as a Percentage of Present Value of Assets(3)
	Estimated				Increase (Decrease)
Change in Interest Rates (Basis Points)(1)	NPV(2)	Amount	Percent	NPV Ratio(4)	(Basis Points)
	(Dollars in thousands)

+300	$43,007	$(4,592)	(9.65)%	10.13%	(53)
+200	45,383	(2,216)	(4.66)	10.50	(16)
+100	47,102	(497)	(1.04)	10.71	5
0	47,599	—	—	10.66	—
-100	45,101	(2,498)	(5.25)	10.03	(63)

(1)	Assumes interest rate changes (up and down) in increments of 100 basis points.

(2)	NPV is the discounted present value of expected cash flows from assets and liabilities.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at September 30, 2010, in the event of a 200 basis point increase in interest rates, we would experience a 4.66% decrease in net portfolio value. In the event of a 100 basis point decrease in interest rates, we would experience a 5.25% decrease in net portfolio value.

Certain shortcomings are inherent in the methodologies used in determining interest rate risk through changes in net portfolio value. Modeling changes in net portfolio value require making certain assumptions that may or may not reflect the manner in which actual yields and costs, or loan repayments and deposit decay, respond to changes in market interest rates. In this regard, the net portfolio value tables presented assume that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assume that a particular change in interest rates is reflected across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the net portfolio value tables provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

ITEM 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Standard Mutual Holding Company

We have audited the accompanying consolidated statements of financial condition of Standard Mutual Holding Company (the “Company”) and subsidiaries as of September 30, 2010 and 2009, and the related consolidated statements of income, net worth, and cash flows for each of the two years in the period ended September 30, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Standard Mutual Holding Company and subsidiaries as of September 30, 2010 and 2009, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ S.R. Snodgrass, A.C.

Wexford, Pennsylvania
December 14, 2010

Standard Mutual Holding Company

Consolidated Statements of Financial Condition
Years Ended September 30, 2010 and 2009

	2010	2009
	(Dollars in thousands)

ASSETS
Cash on hand and due from banks	$2,052	$2,871
Interest-earning deposits in other institutions	36,936	9,549

Cash and Cash Equivalents	38,988	12,420
Investment securities available for sale, at fair value	54,948	42,550
Mortgage-backed securities available for sale, at fair value	22,589	26,694
Federal Home Loan Bank stock, at cost	3,416	3,416
Loans receivable, net of allowance for loan losses of $3,989 and $3,078	286,066	270,769
Loans held for sale	461	—
Foreclosed real estate	884	1,002
Office properties and equipment, at cost, less accumulated depreciation and amortization	3,847	3,942
Bank-owned life insurance	9,419	9,080
Goodwill	8,769	8,769
Core deposit intangible	855	1,023
Prepaid Federal deposit insurance	1,174	—
Accrued interest and other assets	3,687	2,750

TOTAL ASSETS	$435,103	$382,415

LIABILITIES AND NET WORTH
Liabilities
Deposits:
Demand, regular and club accounts	$190,517	$178,758
Certificate accounts	125,700	108,176

Total Deposits	316,217	286,934
Federal Home Loan Bank advances	37,805	46,618
Securities sold under agreements to repurchase	3,444	3,866
Advance deposits by borrowers for taxes and insurance	93	679
Stock subscriptions outstanding	29,461	—
Accrued interest and other expenses	2,749	2,150

TOTAL LIABILITIES	389,769	340,247

Net Worth
Retained earnings, substantially restricted	44,051	41,136
Accumulated other comprehensive income	1,283	1,032

TOTAL NET WORTH	45,334	42,168

TOTAL LIABILITIES AND NET WORTH	$435,103	$382,415

See accompanying notes to the consolidated financial statements.

Standard Mutual Holding Company

Consolidated Statements of Income
Years Ended September 30, 2010 and 2009

	2010	2009
	(Dollars in thousands)

Interest and Dividend Income
Loans, including fees	$15,994	$15,837
Mortgage-backed securities	877	1,205
Investments:
Taxable	857	750
Tax-exempt	433	388
Interest-earning deposits	40	56

Total Interest and Dividend Income	18,201	18,236

Interest Expense
Deposits	4,614	5,752
Securities sold under agreements to repurchase	28	74
Federal Home Loan Bank advances	1,605	2,265

Total Interest Expense	6,247	8,091

Net Interest Income	11,954	10,145

Provision for Loan Losses	1,179	1,100

Net Interest Income after Provision for Loan Losses	10,775	9,045
Noninterest Income
Service charges	1,691	1,689
Earnings on bank-owned life insurance	386	375
Net securities losses	(81)	(597)
Annuity and mutual fund fees	224	240
Other income	45	91

Total Noninterest Income	2,265	1,798

Noninterest Expenses
Compensation and employee benefits	5,069	5,058
Data processing	378	394
Premises and occupancy costs	910	944
Core deposit amortization	168	168
Automatic teller machine expense	288	262
Federal deposit insurance	437	497
Other operating expenses	1,497	1,375

Total Noninterest Expenses	8,747	8,698

Income before Income Tax Expense	4,293	2,145

Income Tax Expense (Benefit)
Federal	1,217	(38)
State	161	39

Total Income Tax Expense	1,378	1

Net Income	$2,915	$2,144

See accompanying notes to the consolidated financial statements.

Standard Mutual Holding Company

Consolidated Statements of Net Worth
Years Ended September 30, 2010 and 2009

		Accumulated
		Other
	Retained	Comprehensive	Net
	Earnings	Income (Loss)	Worth
	(Dollars in thousands)

Balance, September 30, 2008	$38,992	$(297)	$38,695
Comprehensive income:
Net income	2,144		2,144
Net change in unrealized gain on securities available for sale, net of reclassification adjustment, net of taxes		1,329	1,329

Total Comprehensive Income			3,473

Balance, September 30, 2009	41,136	1,032	42,168
Comprehensive income:
Net income	2,915		2,915
Net change in unrealized gain on securities available for sale, net of reclassification adjustment, net of taxes		251	251

Total Comprehensive Income			3,166

Balance, September 30, 2010	$44,051	$1,283	$45,334

See accompanying notes to the consolidated financial statements.

Standard Mutual Holding Company

Consolidated Statements of Cash Flows
Years Ended September 30, 2010 and 2009

	2010	2009
	(Dollars in thousands)

Cash Flows from Operating Activities
Net income	$2,915	$2,144
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	403	353
Provision for loan losses	1,179	1,100
Amortization of core deposit intangible	168	168
Net amortization of premium/discount on securities	70	(335)
Net loss on securities	81	597
Deferred income taxes	(638)	(430)
Increase in accrued interest and other assets	(636)	(303)
Increase in prepaid Federal deposit insurance	(1,174)	—
Earnings on bank-owned life insurance	(386)	(375)
Decrease in accrued interest payable	(142)	(165)
Increase in other accrued expenses	740	323
Increase (decrease) in accrued income taxes payable	208	(226)
Other, net	242	28

Net Cash Provided by Operating Activities	3,030	2,879

Cash Flows from Investing Activities
Net increase in loans	(17,331)	(15,367)
Purchases of:
Investment securities available for sale	(48,460)	(35,700)
Mortgage-backed securities available for sale	(6,000)	(4,744)
Proceeds from maturities/principal repayments/calls of:
Investment securities available for sale	34,887	8,157
Mortgage-backed securities available for sale	8,814	5,952
Mortgage-backed securities held to maturity	—	2,765
Proceeds from sales of investment securities available for sale	1,250	543
Proceeds from sales of mortgage-backed securities available for sale	1,445	—
Purchase of Federal Home Loan Bank stock	—	(81)
Proceeds from sales of foreclosed real estate	318	279
Net (purchases) disposals of office properties and equipment	(308)	110

Net Cash Used in Investing Activities	(25,385)	(38,086)

Cash Flows from Financing Activities
Net increase in demand, regular and club accounts	11,759	29,208
Net increase in certificate accounts	17,524	3,094
Net (decrease) increase in securities sold under agreements to repurchase	(422)	329
Cash proceeds from stock subscription	29,461	—
Repayments of Federal Home Loan Bank advances	(19,561)	(8,780)
Proceeds from new Federal Home Loan Bank advances	10,748	4,450
(Decrease) increase in advance deposits by borrowers for taxes and insurance	(586)	509

Net Cash Provided by Financing Activities	48,923	28,810

Net Increase (Decrease) in Cash and Cash Equivalents	26,568	(6,397)
Cash and Cash Equivalents — Beginning	12,420	18,817

Cash and Cash Equivalents — Ending	$38,988	$12,420

Supplementary Cash Flows Information
Interest paid	$6,389	$8,256

Income taxes paid	$1,810	$657

Supplementary Schedule of Noncash Investing and Financing Activities
Foreclosed real estate acquired in settlement of loans	$394	$1,049

See accompanying notes to the consolidated financial statements.

STANDARD MUTUAL HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 and 2009

Note 1 — Summary of Significant Accounting Policies

The following comprise the significant accounting policies which Standard Mutual Holding Company and subsidiaries (the “Company”) follow in preparing and presenting their consolidated financial statements:

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Standard Mutual Holding Company and its direct and indirect wholly owned subsidiaries, Standard Bank, PaSB (the “Bank”), and Westmoreland Investment Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

Nature of Operations

The Company’s primary asset is the stock of its wholly owned subsidiary, the Bank, a Pennsylvania-chartered state savings bank with deposits insured by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is a retail-oriented financial institution, which offers traditional deposit and loan products through its ten offices in Allegheny, Westmoreland, and Bedford Counties of Pennsylvania and Northern Allegany County of Maryland. Westmoreland Investment Company is a Delaware subsidiary, holding residential mortgage loans as the majority of its assets.

Financial Statements

The accompanying consolidated financial statements have been prepared on a September 30 fiscal-year basis. For regulatory and income tax reporting purposes, the Company reports on a December 31 calendar-year basis.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, valuation of deferred taxes, and the valuation of intangible assets.

Significant Group Concentrations of Credit Risk

Most of the Bank’s activities are with customers located within Allegheny, Westmoreland, and Bedford Counties of Pennsylvania and Northern Allegany County of Maryland. Notes 2 and 3 discuss the types of securities in which the Company invests. Note 4 discusses the types of lending in which the Company engages. The Company does not have any significant concentrations in any one industry or customer.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and due from banks and interest-earning deposits in other institutions with original maturities of less than 90 days.

Interest-Earning Deposits In Other Institutions

Interest-earning deposits in other institutions mature within three months and are carried at cost.

STANDARD MUTUAL HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investment and Mortgage-Backed Securities

The Company accounts for investment and mortgage-backed securities by classifying them into three categories: (1) securities held to maturity; (2) securities available for sale; and (3) trading securities.

Securities held to maturity are carried at cost adjusted for amortization of premium and accretion of discount over the term of the related investments using the interest method.

Securities available for sale are carried at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss) as a part of net worth. Premiums and discounts are recognized in interest income using the interest method over the terms of the securities.

Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating the other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition of the underlying issuer, (3) ability of the issuer to meet contractual obligations, (4) the intent to sell the security or whether it’s more likely than not that the Company would be required to sell the security before its anticipated recovery in market value. Realized gains and losses determined on the basis of the cost of the specific securities sold are reported in earnings.

Securities bought and held principally for the purpose of selling them in the near term are classified as trading and are reported at fair value, with unrealized gains and losses included in earnings.

Federal law requires a member institution of the Federal Home Loan Bank System to hold stock of its district Federal Home Loan Bank according to a predetermined formula. The restricted stock is carried at cost and classified separately on the statement of financial condition.

Loans Receivable

Loans are stated at their unpaid principal balances net of deferred origination fees less allowances for losses. Monthly payments are scheduled to include interest. Interest on loans is credited to income as earned. Interest earned on loans for which no payments were received during the month is accrued. An allowance is established for accrued interest deemed to be uncollectible, generally when a loan is 90 days or more delinquent. Such interest ultimately collected is credited to income in the period received. Amortization of premiums and accretion of discounts are recognized over the term of the loan as an adjustment to the loan’s yield using the interest method and cease when a loan becomes nonperforming. Loan origination fees, net of certain direct origination costs, are deferred and recognized over the contractual life of the related loan as a yield adjustment.

Allowance for Loan Losses

The allowance for loan losses is established through provisions for loan losses charged against income. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective, since it required estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific, general, and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard, or special mention. The general component covers nonclassified loans and is based on historical loss experience adjusted for qualitative factors.

STANDARD MUTUAL HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impaired loans are commercial and commercial real estate loans for which it is probable that we will not be able to collect all amounts due according to the contractual terms of the loan agreement. We individually evaluate such loans for impairment rather than aggregate loans by major risk classifications. The definition of impaired loans is not the same as the definition of non-accrual loans, although the two categories overlap. We may choose to place a loan on non-accrual status due to payment delinquency or uncertain collectability, while not classifying the loan as impaired. Factors considered in determining impairment include payment status and collateral value. The amount of impairment for these types of impaired loans is determined by the difference between the present value of the expected cash flows related to the loan, using current interest rates, and its recorded value. In the case of collateralized loans, the impairment is the difference between the fair value of the collateral and the recorded amount of the loan. When foreclosure is probable, impairment is measured based on the fair value of the collateral.

Mortgage loans on one- to-four-family properties, home equity loans and lines of credit and consumer loans are large groups of smaller balance homogeneous loans and are measured for impairment collectively. Loans that experience insignificant payment delays, which are defined as less than 90 days, generally are not classified as impaired. Management determines the significance of payment delays on a case-by-case basis, taking into consideration all circumstances surrounding the loan and the borrower including the length of the delay, the borrower’s prior payment record and the amount of shortfall in relation to the principal and interest owed.

Mortgage Loans Held for Sale and Mortgage Loan Servicing

Mortgage loans held for sale are valued at the lower of cost or fair value as determined by current investor yield requirements calculated on an aggregate basis.

The Company acquired mortgage servicing rights through the origination and sale of mortgage loans. These rights are recognized as separate assets by allocating the total costs of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values when the respective loans are sold.

The Company measures the impairment of the mortgage servicing rights based on their current fair value. Current fair value is determined through the discounted present value of the estimated future net servicing cash flows using a risk-based discount rate and assumptions based upon market estimates for future servicing revenues and expenses (including prepayment expectations, servicing costs, default rates and interest earnings on escrows). For impairment measurement purposes, servicing rights are stratified by interest rates. If the carrying value of an individual stratum exceeds its fair value, a valuation allowance is established.

Foreclosed Real Estate

Foreclosed real estate consists of property acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. Foreclosed real estate is initially recorded at fair value, net of estimated selling costs, at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the assets are carried at the lower of cost or fair value minus estimated costs to sell. Revenues and expenses from operations and changes in the valuation allowance are included in earnings.

Office Properties and Equipment

Office properties and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets. Estimated lives are 40 to 50 years for buildings and 3 to 10 years for furniture and equipment. Amortization of leasehold improvements is computed on the straight-line method over the shorter of the estimated useful life or term of the related lease.

STANDARD MUTUAL HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Bank-Owned Life Insurance

The Company owns insurance on the lives of certain key employees. The policies were purchased to help offset the cost of increases in various fringe benefit plans, including healthcare. The cash surrender value of these policies is shown on the Consolidated Statements of Financial Condition, and any increases in the cash surrender value are recorded as noninterest income on the Consolidated Statements of Income. In the event of the death of an insured individual under these policies, the Company would receive a death benefit which would be recorded as other income.

Goodwill and Core Deposit Intangible

Goodwill represents the excess of the purchase price over the cost of net assets purchased. Goodwill is not amortized, but is evaluated for impairment.

At least annually, management reviews goodwill and evaluates events or changes in circumstances that may indicate impairment in the carrying amount of goodwill. If the sum of the expected undiscounted future cash flows is less than the carrying amount of the net assets, an impairment loss will be recognized. Impairment, if any, is measured on a discounted future cash flow basis.

For September 30, 2010 and 2009, no impairment existed; however, for any future period the Company determines that there has been impairment in the carrying value of goodwill, the Company would record a charge to earnings, which could have a material adverse effect on net income.

The Company has core deposit intangible assets relating to the acquisition of HNB in 2006. These intangible assets are being amortized on a straight-line basis over a period of ten years and also continue to be subject to impairment testing. The balance of core deposit intangibles at September 30, 2010 and 2009 was $855,000 and $1,023,000, respectively, net of accumulated amortization of $1,146,000 at September 30, 2010 and $978,000 at September 30, 2009. Amortization expense of $168,000 was recorded in each of the years ended September 30 2010 and 2009. Amortization expense is estimated to be $168,000 in 2011 through 2015, and $15,000 thereafter.

Income Taxes

Deferred taxes are provided on the liability method, whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Off-Balance Sheet Financial Instrument

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit and letters of credit. Such financial instruments are recorded in the Consolidated Statements of Financial Condition when they are funded.

Comprehensive Income (Loss)

U.S. generally accepted accounting principles require that recognized revenue, expenses, gains and losses be included in net income. However, certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of net worth in the Statements of Financial Condition. Such items, along with net income, are components of comprehensive income. The components of other

STANDARD MUTUAL HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

comprehensive income (loss) and related tax effects for the years ended September 30, 2010 and 2009, are as follows (dollars in thousands):

	2010	2009

Unrealized holding gains on available-for-sale securities	$299	$1,416
Reclassification adjustment for losses realized in income	81	597

Net Unrealized Gains	380	2,013
Income tax expense	(129)	(684)

Net of Tax Amount	$251	$1,329

Advertising Costs

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising costs for the years ended September 30, 2010 and 2009 totaled $81,000 and $88,000, respectively.

Reclassifications

Certain comparative amounts for the prior year have been reclassified to conform to current-year classifications. Such reclassifications had no effect on net income or net worth.

Recent Accounting Pronouncements

In December 2009, the FASB issued ASU 2009-16, Accounting for Transfer of Financial Assets. ASU 2009-16 provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. ASU 2009-16 is effective for annual periods beginning after November 15, 2009 and for interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In January 2010, the FASB issued ASU 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash — a consensus of the FASB Emerging Issues Task Force. ASU 2010-01 clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend. ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In January 2010, the FASB issued ASU 2010-05, Compensation — Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation. ASU 2010-05 updates existing guidance to address the SEC staff’s views on overcoming the presumption that for certain shareholders escrowed share arrangements represent compensation. ASU 2010-05 is effective January 15, 2010. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after

STANDARD MUTUAL HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 15, 2010 and for interim periods within those fiscal years. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

In February 2010, the FASB issued ASU 2010-08, Technical Corrections to Various Topics. ASU 2010-08 clarifies guidance on embedded derivatives and hedging. ASU 2010-08 is effective for interim and annual periods beginning after December 15, 2009. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In March 2010, the FASB issued ASU 2010-11, Derivatives and Hedging. ASU 2010-11 provides clarification and related additional examples to improve financial reporting by resolving potential ambiguity about the breadth of the embedded credit derivative scope exception in ASC 815-15-15-8. ASU 2010-11 is effective at the beginning of the first fiscal quarter beginning after June 15, 2010. The adoption of this guidance did not have a significant impact on the Company’s financial statements.

In April 2010, the FASB issued ASU 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan is a Part of a Pool That is Accounted for as a Single Asset — a consensus of the FASB Emerging Issues Task Force. ASU 2010-18 clarifies the treatment for a modified loan that was acquired as part of a pool of assets. Refinancing or restructuring the loan does not make it eligible for removal from the pool, the FASB said. The amendment will be effective for loans that are part of an asset pool and are modified during financial reporting periods that will end July 15, 2010 or later and is not expected to have a significant impact on the Company’s financial statements.

In July 2010, FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. The Company is currently evaluating the impact the adoption of this guidance will have on the Company’s financial position or results of operations.

In August, 2010, the FASB issued ASU 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules. This ASU amends various SEC paragraphs pursuant to the issuance of Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules, and Codification of Financial Reporting Policies and is not expected to have a significant impact on the Company’s financial statements.

In August, 2010, the FASB issued ASU 2010-22, Technical Corrections to SEC Paragraphs — An announcement made by the staff of the U.S. Securities and Exchange Commission. This ASU amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics and is not expected to have a significant impact on the Company’s financial statements.

STANDARD MUTUAL HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 — Investment Securities

Investment securities available for sale at September 30, 2010 and 2009 are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

September 30, 2010:
U.S. government and agency obligations due:
Beyond 1 year but within 5 years	$25,846	$94	$—	$25,940
Beyond 5 years but within 10 years	1,002	7	—	1,009
Corporate bonds due:
Within 1 year	1,521	27	—	1,548
Beyond 1 year but within 5 years	6,255	16	(24)	6,247
Municipal obligations due:
Within 1 year	2,402	13	—	2,415
Beyond 1 year but within 5 years	4,203	69	—	4,272
Beyond 5 years but within 10 years	3,864	232	—	4,096
Beyond 10 years	7,568	699	—	8,267
Equity securities:
CRA Investment Fund	750	11	—	761
Freddie Mac common stock	10	—	—	10
Common stocks	374	29	(20)	383

	$53,795	$1,197	$(44)	$54,948

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

September 30, 2009:
U.S. government and agency obligations due:
Beyond 1 year but within 5 years	$10,250	$72	$—	$10,322
Beyond 5 years but within 10 years	511	—	—	511
Beyond 10 years	7,030	8	—	7,038
Corporate bonds due:
Within 1 year	2,094	29	—	2,123
Beyond 1 year but within 5 years	2,592	65	—	2,657
Municipal obligations due:
Within 1 year	1,625	13	—	1,638
Beyond 1 year but within 5 years	6,585	151	—	6,736
Beyond 5 years but within 10 years	2,904	177	(21)	3,060
Beyond 10 years	6,952	437	(87)	7,302
Equity securities:
CRA Investment Fund	750	1	(3)	748
Freddie Mac common stock	33	28	—	61
Common stocks	453	9	(108)	354

	$41,779	$990	$(219)	$42,550

STANDARD MUTUAL HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2010, gains and losses on sales of investment securities netted to $0 and proceeds from such sales were $1,250,000. Impairment losses totaling $102,000 were recorded for 2010 for other-than-temporary declines in the market value on equity securities. During 2009, losses on sales of investment securities totaled $456,000 and proceeds from such sales were $543,000. In addition, impairment losses totaling $141,000 were recorded for 2009 for other-than-temporary declines in the market value on equity securities. At September 30, 2010, and 2009, no securities were held in the trading portfolio.

The following table shows the fair value and gross unrealized losses on investment securities and the length of time that the securities have been in a continuous unrealized loss position at September 30, 2010 and 2009 (dollars in thousands):

	September 30, 2010
	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate bonds	$3,976	$(24)	$—	$—	$3,976	$(24)
Equity securities	—	—	60	(20)	60	(20)

Total Temporarily Impaired Securities	$3,976	$(24)	$60	$(20)	$4,036	$(44)

	September 30, 2009
	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Municipal obligations	$829	$(21)	$410	$(87)	$1,239	$(108)
Equity securities	155	(23)	612	(88)	767	(111)

Total Temporarily Impaired Securities	$984	$(44)	$1,022	$(175)	$2,006	$(219)

At September 30, 2010 and 2009, the Company held 7 and 13, respectively, securities in an unrealized loss position. The decline in the fair value of these securities resulted primarily from interest rate fluctuations. The Company does not intend to sell these securities nor is it more likely than not that the Company would be required to sell these securities before its anticipated recovery and the Company believes the collection of the investment and related interest is probable. Based on this, the Company considers all of the unrealized losses to be temporary impairment losses.

STANDARD MUTUAL HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 — Mortgage-Backed Securities

Mortgage-backed securities available for sale of September 30, 2010 and 2009 are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

September 30, 2010:
Government pass-throughs:
Government National Mortgage Association	$6,665	$69	$—	$6,734
Freddie Mac	7,876	412	—	8,288
Fannie Mae	6,447	296	—	6,743
Private pass-throughs	139	—	(1)	138
Collateralized mortgage obligations	672	14	—	686

	$21,799	$791	$(1)	$22,589

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

September 30, 2009:
Government pass-throughs:
Government National Mortgage Association	$1,518	$36	$—	$1,554
Freddie Mac	12,466	482	—	12,948
Fannie Mae	10,850	299	—	11,149
Private pass-throughs	148	—	(3)	145
Collateralized mortgage obligations	920	1	(23)	898

	$25,902	$818	$(26)	$26,694

During 2010, gains on sales of mortgage-backed securities available for sale totaled $21,000 and proceeds from such sales were $1,445,000. During 2009, all mortgage-backed securities previously categorized as held to maturity were transferred to available for sale. There were no sales of mortgage-backed securities during 2009.

The following table shows the fair value and gross unrealized losses on mortgage-backed securities and the length of time that the securities have been in a continuous unrealized loss position at September 30, 2010 and 2009 (dollars in thousands):

	September 30, 2010
	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

September 30, 2010:
Private pass-throughs	$—	$—	$138	$(1)	$138	$(1)

Total Temporarily Impaired Securities	$—	$—	$138	$(1)	$138	$(1)

STANDARD MUTUAL HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2009
	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

September 30, 2009:
Private pass-throughs	$—	$—	$145	$(3)	$145	$(3)
Collateralized mortgage obligations	802	(23)	—	—	802	(23)

Total Temporarily Impaired Securities	$802	$(23)	$145	$(3)	$947	$(26)

At September 30, 2010 and 2009, the Company held 1 and 2, respectively, mortgage-backed securities in an unrealized loss position. The decline in the fair value of these securities resulted primarily from interest rate fluctuations. The Company does not intend to sell these securities nor is it more likely than not that the Company would be required to sell these securities before its anticipated recovery and the Company believes the collection of the investment and related interest is probable. Based on this, the Company considers all of the unrealized losses to be temporary impairment losses.

Mortgage-backed securities with a carrying value of $9,030,000 and $15,207,000 were pledged to secure repurchase agreements and public funds accounts at September 30, 2010 and 2009, respectively.

Note 4 — Loans Receivable

Loans receivable at September 30, 2010 and 2009 are summarized as follows (dollars in thousands):

	2010	2009

First mortgage loans:
One-to-four-family dwellings	$141,710	$134,958
Construction	3,240	2,145
Commercial real estate	86,051	76,890

	231,001	213,993
Loans in process	(1,319)	(1,260)
Deferred loan fees, net	(118)	(47)

	229,564	212,686
Loans secured by savings accounts	1,067	964
Consumer loans	1,508	1,323
Second mortgage loans	42,329	40,598
Automobile loans	437	974
Home equity lines of credit	5,194	4,888
Commercial loans	9,956	12,414

Loans Receivable before Allowance for Loan Losses	290,055	273,847
Allowance for loan losses	(3,989)	(3,078)

	$286,066	$270,769

The Company’s primary business activity is with customers located within its local trade area. Commercial, residential, and personal loans are granted. Although the Company has a diversified loan portfolio at September 30, 2010 and 2009, loans outstanding to individual and businesses are dependent upon the local economic conditions in its immediate trade area.

STANDARD MUTUAL HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity with respect to the allowance for loan losses is summarized as follows (dollars in thousands):

	2010	2009

Balance at beginning of year	$3,078	$2,426
Provision	1,179	1,100
Charge-offs	(286)	(488)
Recoveries	18	40

Balance at end of year	$3,989	$3,078

There were no loans in arrears three months or more still accruing interest. Loans in arrears three months or more, impaired loans or in process of foreclosure (nonaccrual loans) were as follows (dollars in thousands):

			Percentage
	Number of		of Loans
	Loans	Amount	Receivable

September 30, 2010	21	$3,922	1.37%
September 30, 2009	21	1,321	0.49

Total interest income which would have been recognized had these loans paid in accordance with their contractual terms and actual interest income recognized on these loans as for the years ended September 30, 2010 and 2009 are summarized as follows (dollars in thousands):

	2010	2009

Interest income that would have been recognized	$101	$80
Interest income recognized	34	34

Interest income forgone	$67	$46

As of September 30, 2010, impaired loans consisted of two commercial participation loans totaling $2,379,000 for which the related allowance for loan losses was $714,000. The average recorded investment in impaired loans during the year ended September 30, 2010 was $345,000 and the Company recognized $149,000 of interest income on impaired loans. These two impaired loans were interest only loans which were current as to the interest payments. During the year ended September 30, 2009, there were no loans considered to be impaired.

Loans serviced for others were $15,904,000 and $19,551,000, at September 30, 2010 and 2009, respectively. These loans serviced for others are not assets of the Company and are appropriately excluded from the Company’s financial statements. Mortgage servicing rights were $28,000 and $33,000, at September 30, 2010 and 2009, respectively, and are included on the Consolidated Statements of Financial Condition in other assets. Mortgage servicing rights are recorded by allocating the total cost of acquired mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. Mortgage servicing rights are deferred and amortized in proportion to and over the period of estimated net service fee income. The estimated fair value of mortgage servicing rights was $111,000 and $98,000, at September 30, 2010 and 2009, respectively, based on the present value of expected, future cash flows using a market discount rate. The Company periodically evaluates its mortgage servicing rights for impairment based on the fair value of those rights. Impairment, if any, would be recognized through a valuation allowance for each loan portfolio stratum for the recorded amount that exceeds fair value. Strata are defined based on predominant risk characteristics of the underlying loans such as loan type and within type, by loan rate intervals. No impairment reserves were deemed necessary as September 30, 2010 and 2009.

STANDARD MUTUAL HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Office Properties and Equipment

Office properties and equipment at September 30, 2010 and 2009 are summarized by major classifications as follows (dollars in thousands):

	2010	2009

Land	$1,109	$1,109
Office buildings and improvements	5,398	5,243
Furniture, fixtures, and equipment	1,927	1,929

Total, at Cost	8,434	8,281
Accumulated depreciation and amortization	4,587	4,339

	$3,847	$3,942

Depreciation and amortization charged to operations was $403,000 and $353,000 for the years ended September 30, 2010 and 2009, respectively.

Note 6 — Deposits

Deposit balances at September 30, 2010 and 2009 are summarized as follows (dollars in thousands):

	2010		2009
	Amount	Percent	Amount	Percent

Savings account	$123,589	39.1%	$120,896	42.1%
Demand and NOW accounts, including non-interest-bearing deposits of $25,888 in 2010 and $21,439 in 2009	58,762	18.6	52,447	18.3
Money market accounts	8,166	2.5	5,415	1.9

	190,517	60.2	178,758	62.3
Certificates of deposit:
0.00 to 1.99%	51,559	16.3	25,602	8.9
2.00 to 3.99%	57,610	18.2	60,167	21.0
4.00 to 5.99%	15,410	4.9	19,673	6.8
6.00 to 7.99%	1,121	0.4	2,734	1.0

	125,700	39.8	108,176	37.7

	$316,217	100.0%	$286,934	100.0%

A summary of certificate accounts by maturity at September 30, 2010, is as follows (dollars in thousands):

2010

One year or less	$37,024
One to two years	20,716
Two to three years	16,704
Three to four years	16,892
Four to five years	21,568
After five years	12,796

$125,700

STANDARD MUTUAL HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest expense by deposit category for the years ended September 30, 2010 and 2009, is as follows (dollars in thousands):

	2010	2009

NOW accounts	$102	$159
Money market deposit accounts	22	29
Savings and club accounts	1,169	1,985
Certificates accounts	3,321	3,579

	$4,614	$5,752

The aggregate amount of time certificates of deposit including Individual Retirement Accounts with a minimum denomination of $100,000 at September 30, 2010 and 2009 is $35,806,000 and $28,479,000, respectively.

Note 7 — Federal Home Loan Bank Advances

Advances from the FHLB of Pittsburgh are collateralized by certain qualifying collateral such as U.S. government and agency obligations, mortgage-backed securities and loans, with weighted-average collateral values determined by the FHLB of Pittsburgh equal to at least the unpaid amount of outstanding advances. At September 30, 2010 and 2009, advances from the FHLB consisted of the following (dollars in thousands):

Stated Maturity	Rate	2010	2009

1/4/2010	3.52%	$—	$5,000
3/22/2010	4.79	—	4,500
4/26/2010	4.92	—	5,000
5/3/2010	4.95	—	5,000
1/18/2011	4.64	2,190	2,190
4/15/2011	3.14	1,393	1,393
6/22/2011	4.87	2,000	2,000
8/17/2011	5.03	1,000	1,000
8/30/2011	0.43	2,758	—
9/6/2011	5.43	491	491
9/12/2011	4.48	4,138	4,138
11/30/2011	5.38	852	852
7/9/2012	3.99	2,300	2,300
9/10/2012	1.88	2,451	2,451
12/18/2012	4.13	2,471	2,471
3/25/2013	3.34	3,130	3,130
7/11/2013	4.03	2,249	2,249
8/30/2013	1.11	3,000	—
9/9/2013	2.52	2,000	2,000
1/21/2014	2.31	4,990	—
10/5/2015	6.51	392	453

		$37,805	$46,618

STANDARD MUTUAL HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contractual maturities of FHLB advances at September 30, 2010, were as follows (dollars in thousands):

2010

One year or less	$14,036
One to two years	5,673
Two to three years	12,925
Three to four years	5,070
Four to five years	86
After five years	15

$37,805

The Bank has entered into a line of credit agreement whereby it can borrow up to $15,000,000 from the FHLB. The line was not drawn upon as of September 30, 2010 or 2009. The agreement expires in February 2012. The interest rate was .68% at September 30, 2010, respectively.

The maximum borrowing capacity from the FHLB at September 30, 2010 is $136,667,000.

Note 8 — Securities Sold Under Agreement to Repurchase

Short-term borrowings consist of borrowings from securities sold under agreements to repurchase. Average amounts outstanding during the year represent daily average balances, and average interest rates represent interest expense divided by the related average balance.

The outstanding balances and related information for short-term borrowings are summarized as follows (dollars in thousands):

	2010		2009
	Amount	Rate	Amount	Rate

Balance at year end	$3,444	0.60%	$3,866	1.26%
Average balance outstanding during the year	3,634	0.77	4,532	1.63
Maximum amount outstanding at any month-end	3,895	—	6,380	—

Note 9 — Income Taxes

Total income tax expense (benefit) for the years ended September 30, 2010 and 2009 is as follows (dollars in thousands):

	2010	2009

Federal:
Current	$1,855	$392
Deferred	(638)	(430)

	$1,217	$(38)

State, current	$161	$39

STANDARD MUTUAL HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The difference between the expected and actual tax provision expressed as percentage of earnings before income tax provision are as follows:

	2010	2009

Expected federal tax rate	34.0%	34.0%
State taxes, net of federal tax benefit	2.5	1.2
Valuation allowance	—	(23.8)
Low income housing tax credit	—	(0.8)
Nontaxable interest income	(3.9)	(5.2)
Bank-owned life insurance	(2.7)	(5.3)
Other items, net	2.2	(0.1)

Effective Tax Rate	32.1%	0.0%

The Bank is subject to the Pennsylvania and Maryland Mutual Thrift Institutions tax which is calculated at 11.5 and 8.25 percent of earnings based on U.S. generally accepted accounting principles.

The net deferred tax asset (liability) consisted of the following components as of September 30, 2010 and 2009 (dollars in thousands):

	2010	2009

Deferred Tax Assets:
Allowance for loan losses	$1,356	$1,047
Impairment reserves	118	83
Employee benefits	498	314
Other, net	67	56

Total Deferred Tax Assets	2,039	1,500

Deferred Tax Liabilities:
Unrealized gain on securities	(661)	(532)
Premises and equipment	(147)	(267)
Purchase accounting	(234)	(283)
Other, net	(81)	(11)

Total Deferred Tax Liabilities	(1,123)	(1,093)

Net Deferred Tax Assets	$916	$407

Retained income at September 30, 2010, includes $3,929,000 of base year reserves for which no tax provision has been made. This amount represents deductions for bad debt reserves for tax purposes, which were only allowed to savings institutions that met certain definitional tests prescribed by the Internal Revenue Code of 1986, as amended. The Small business Job Protection Act of 1996 eliminated the special bad debt deduction granted solely to thrifts. Under the terms of the Act, there would be no recapture of the pre-1988 (base year) reserves. However, these pre-1998 reserves would be subject to recapture under the rules of the Internal Revenue Code if the Bank itself pays a cash dividend in excess of earnings and profits, or liquidates. The Act also provides for the recapture of deductions arising from “applicable excess reserve” defined as the total amount of reserve over the period base year reserve. The Bank’s total reserve exceeds the base year reserve, and deferred taxes have been provided for this excess.

The provision for income taxes for fiscal 2009 was positively impacted by the reversal of a $510,000 valuation allowance on October 3, 2008 related to impairment losses recognized on FNMA and FHLMC preferred stocks.

STANDARD MUTUAL HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The $1,500,000 impairment loss on the stocks was recognized in fiscal year ended September 30, 2008 while the tax benefit was recognized in fiscal year ended September 30, 2009. The Emergency Economic Stabilization Act was enacted in the 2009 fiscal year, which allowed banks to recognize these losses as ordinary loss for tax purposes.

Note 10 — Regulatory Capital Requirements

The Company is required to maintain a cash reserve balance in vault cash or with the Federal Reserve Bank. The total of this reserve was approximately $1,727,000 at September 30, 2010, respectively.

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the following table) of total Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 2010, that the Company meets all capital adequacy requirements of which it is subject.

As of September 30, 2010, the FDIC categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company’s category.

The Bank’s actual capital amounts and ratios are presented in the following table (dollars in thousands):

	2010		2009
	Amount	Ratio	Amount	Ratio

Total Capital (to Risk-Weighted Assets)
Actual	$37,111	14.34%	$33,756	14.09%
For Capital Adequacy Purposes	20,705	8.00	19,173	8.00
To Be Well Capitalized	25,881	10.00	23,966	10.00
Tier I Capital (to Risk-Weighted Assets)
Actual	$33,862	13.08%	$30,748	12.83%
For Capital Adequacy Purposes	10,352	4.00	9,586	4.00
To Be Well Capitalized	15,528	6.00	14,380	6.00
Tier I Capital (to Average Assets)
Actual	$33,862	8.49%	$30,748	8.32%
For Capital Adequacy Purposes	15,963	4.00	14,789	4.00
To Be Well Capitalized	19,954	5.00	18,486	5.00

STANDARD MUTUAL HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 — Employee Benefit Plans

The Company participates in the Financial Institutions Retirement Fund (“FIRF”), a multi-employer pension plan. FIRF provided defined pension benefits to substantially all of the Company’s employees. Effective August 1, 2005, the annual benefit provided to employees under this defined benefit pension plan was frozen by Standard Bank. Freezing the plan eliminates all future benefit accruals; however, the accrued benefit as of August 1, 2005, remains. During the years ended September 30, 2010 and 2009, the Company recognized $448,000 and $471,000, respectively, as pension expense and made $31,000 and $50,000, respectively, as contribution to FIRF.

The Company participates in the Financial Institutions Thrift Plan, a multi-employer 401(k) plan, which provides benefits to substantially all of the Company’s employees. Employees’ contributions to the plan are matched by the Company up to a maximum of 3 percent of such employees’ pretax salaries. Expense recognized for the plans was $65,000 and $86,000 for the years ended September 30, 2010 and 2009, respectively.

The Company adopted a nonqualified phantom stock appreciation rights plan for key officers and directors of the Bank on January 1, 2002. This plan is an incentive-driven benefit plan with payout deferred until the end of the tenth plan year. Expense recognized for the plan was $136,000 and $77,000 for the years ended September 30, 2010 and 2009, respectively. This nonqualified phantom stock appreciation rights plan was frozen effective September 30, 2010 with no further benefits accruing in connection with the conversion of the Company from the mutual to stock form (See Note 15. Subsequent Events).

Note 12 — Financial Instruments With Off-Balance Sheet Risk

In the normal course of business, the Company extends credit in the form of loan commitments and undisbursed home equity lines of credit. These off-balance sheet instruments involve, to various degrees, elements of credit and interest rate risk not reported in the statement of financial condition.

The Company’s exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contract amount of the financial instrument. The Company uses the same credit policies in making commitments for off-balance sheet financial instrument as it does for on-balance sheet instruments.

Financial instruments with off-balance sheet risk as of September 30, 2010 and 2009 are presented in the following table (dollars in thousands):

	2010	2009

One-to-four family dwellings:
Loan commitments	$3,458	$824
Undisbursed home equity lines of credit	12,779	12,549
Undisbursed funds-construction loans in process	1,319	1,260
Commercial loan commitments	18,699	12,144

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, by the Company upon extension of credit is based on management’s credit evaluation of the counterparty. Collateral held varies but generally includes real estate property. The majority of commitments to originate loans at September 30, 2010 and 2009 were for fixed rate loans. The Company grants loan commitments at prevailing market rates of interest.

STANDARD MUTUAL HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 — Fair Value Measurements

The Company provides disclosures about assets and liabilities carried at fair value. The framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and lowest priority to unobservable inputs. The three broad levels of the fair value hierarchy are described below:

Level I:  Inputs to the valuation methodology are unadjusted quoted prices are available for identical assets or liabilities in active markets that the Company has the ability to access.

Level II:  Inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in inactive markets; inputs other than quoted prices that are observable for the asset or liability; inputs that are derived principally from or corroborated by observable market data by corroborated or other means. If the asset or liability has a specified (contractual) term, the Level II input must be observable for substantially the full term of the asset or liability.

Level III:  Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following table presents the assets reported on the balance sheet at their fair value as of September 30, 2010 and 2009 by level within the fair value hierarchy (dollars in thousands):

	September 30, 2010
	Level I	Level II	Level III	Total

Assets measured at fair value on a recurring basis:
U.S. government and agency obligations	$—	$26,949	$—	$26,949
Corporate bonds	—	7,795	—	7,795
Municipal obligations	—	19,050	—	19,050
Equity securities	1,154	—	—	1,154
Mortgage-backed securities	—	22,589	—	22,589
Assets measured at fair value on a non-recurring basis:
Impaired loans	—	1,000	1,379	2,379
Foreclosed real estate	—	884	—	884
Loans held for sale	—	461	—	461

	$1,154	$78,728	$1,379	$81,261

	September 30, 2009
	Level I	Level II	Level III	Total

Assets measured at fair value on a recurring basis:
U.S. government and agency obligations	$—	$17,871	$—	$17,871
Corporate bonds	—	4,780	—	4,780
Municipal obligations	—	18,736	—	18,736
Equity securities	1,163	—	—	1,163
Mortgage-backed securities	—	26,694	—	26,694
Assets measured at fair value on a non-recurring basis:
Foreclosed real estate	—	1,002	—	1,002

	$1,163	$69,083	$—	$70,246

STANDARD MUTUAL HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No liabilities are carried at fair value. As required by the accounting standards, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. Fair values for U.S. government and agency obligations, corporate bonds, municipal obligations and mortgage-backed securities are valued at valued at observable market data for similar assets. Equity securities are valued at the closing price reported on the active market on which the individual securities are traded.

Note 14 — Fair Value of Financial Instruments

Generally accepted accounting principles (“GAAP”) requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be sustained by comparison of independent markets and, in many cases, could not be realized in immediate settlement of the instrument. GAAP excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts do not represent the underlying value of the Company. The carrying amounts reported in the consolidated statements of financial condition approximate fair value for the following financial instruments: cash on hand and due from banks, interest-earning deposits in other institutions, Federal Home Loan Bank stock, accrued interest receivable, bank-owned life insurance, and accrued interest payable.

Fair values for investment securities and mortgage-backed securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments with similar credit, maturity, and interest rate characteristics. The fair values for one-to-four-family and other residential loans are estimated using current market inputs at which loans with similar terms and qualities would be made to borrowers of similar credit quality. Where quoted prices were available, such market rates were utilized. The carrying amount of construction loans approximates its fair value given their short-term nature. The fair values of loans secured by savings accounts, consumer loans, second mortgage loans, automobile, home equity, commercial loans, and loans for real estate sold on contract are estimated using discounted cash flow analyses, using interest rates currently being offered for loans in the current market with similar terms to borrowers of similar creditworthiness. The estimated fair value of nonperforming loans is the “as is” appraised value of the underlying collateral.

The fair values of deposits with no stated maturities, which include non-interest-bearing checking, NOW accounts, regular passbook, club accounts, and money market demand accounts, are equal to the amount payable on demand at the repricing date (i.e., their carrying amounts). Fair values of certificate accounts are estimated using a discounted cash flow calculation that applies a comparable market interest rate to the aggregated weighted-average maturity of time deposits.

Fair values of borrowed funds are estimated using a discounted cash flow calculation that applies a comparable FHLB advance rate to the weighted average maturity of the borrowings.

There is no material difference between the carrying value and estimate fair value of commitments to extend credit, which are generally priced at market at the time of commitment.

STANDARD MUTUAL HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying amounts and estimated fair value of the Company’s financial assets and financial liabilities at September 30, 2010 and 2009 (dollars in thousands):

	2010		2009
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value

Financial Assets:
Cash on hand and due from banks	$2,052	$2,052	$2,871	$2,871
Interest-earning deposits in other institutions	36,936	36,936	9,549	9,549
Investment securities	54,948	54,948	42,550	42,550
Mortgage-backed securities	22,589	22,589	26,694	26,694
Loans receivable	296,430	286,066	273,955	270,769
Accrued interest receivable	1,399	1,399	1,418	1,418
Federal Home Loan Bank stock	3,416	3,416	3,416	3,416
Bank-owned life insurance	9,419	9,419	9,080	9,080
Financial Liabilities:
Deposits	321,630	316,217	290,284	286,934
Federal Home Loan Bank advances	39,417	37,805	48,412	46,618
Securities sold under agreements to repurchase	3,444	3,444	3,866	3,866
Accrued interest payable	323	323	465	465
Off-balance sheet financial instruments:
Commitment to extend credit and letters of credit	—	—	—	—

Note 15 — Subsequent Events

The Company assessed events occurring subsequent to September 30, 2010, through December 10, 2010, for potential recognition and disclosure in the consolidated financial statements. No events have occurred that would require adjustment to or disclosure in the consolidated financial statements which were issued on December 10, 2010.

On October 6, 2010, Standard Financial Corp. completed the mutual-to-stock conversion of its subsidiary, Standard Bank, and a related common stock offering.

A total of 3,478,173 shares of common stock were issued in the offering. 3,360,554 shares were subscribed for by depositors of Standard Bank, other investors in the subscription and community offerings and the Employee Stock Ownership Plan at a purchase price of $10.00 per share and 117,619 shares were issued to Standard Charitable Foundation.

The shares of common stock began trading on the Nasdaq Capital Market under the trading symbol “STND” on October 7, 2010.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Bank’s management, including the President and Chief Executive Officer and the Senior Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Bank’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2010. Based on that evaluation, the Bank’s management, including the President and Chief Executive Officer and the Senior Executive Vice President and Chief Financial Officer, concluded that the Bank’s disclosure controls and procedures were effective.

(b) Not applicable.

(c) Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2010, there have been no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

This annual report does not include a management’s report or an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. A Management’s report and an attestation report was not required pursuant to rules of the Securities and Exchange Commission that permit new public companies to not have such discourses in their first annual report as a public company.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Standard Financial Corp. has adopted a Code of Ethics that applies to Standard Financial Corp.’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Ethics is filed as Exhibit 14 to the Form 10-K for the year ended September 30, 2010. A copy of the Code will be furnished without charge upon written request to the Secretary, Standard Financial Corp., 2640 Monroeville Boulevard, Monroeville, Pennsylvania 15146.

Information concerning directors and executive officers of Standard Financial Corp. is incorporated herein by reference from our definitive Proxy Statement (the “Proxy Statement”), specifically the section captioned “Proposal I — Election of Directors.”

ITEM 11.	Executive Compensation

Information concerning executive compensation is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Proposal I — Election of Directors.”

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain owners and management is incorporated herein by reference from our Proxy Statement, specifically the sections captioned “Voting Securities and Principal Holders Thereof” and “Proposal I — Election of Directors.”

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Information concerning relationships and transactions is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Transactions with Certain Related Persons.”

ITEM 14.	Principal Accountant Fees and Services

Information concerning principal accountant fees and services is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Proposal II— Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

3.1	Articles of Incorporation of Standard Financial Corp.*
3.2	Bylaws of Standard Financial Corp.*
4	Form of Common Stock Certificate of Standard Financial Corp.*
10.1	Form of Standard Bank, PaSB Employee Stock Ownership Plan*
10.2	Form of Standard Financial Corp. and Standard Bank, PaSB Three-Year Employment Agreement*
10.3	Form of Standard Financial Corp. and Standard Bank, PaSB Two-Year Employment Agreement*
10.4	Form of Standard Bank, PaSB Change in Control Agreement*
10.5	Form of Phantom Stock Agreement for Officers*
10.6	Form of Phantom Stock Agreement for Directors*
10.7	Chief Financial Officer Performance Based Compensation Plan*
10.8	Chief Commercial Lending Officer Performance Based Compensation Plan*
10.9	Non-Compete Agreement between Standard Bank, PaSB and David C. Mathews*
14	Code of Ethics
21	Subsidiaries of Registrant*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registration Statement on Form S-1 of Standard Financial Corp. (File No. 333-167579), originally filed with the Securities and Exchange Commission on June 17, 2010, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANDARD FINANCIAL CORP.

By:	/s/ Timothy K. Zimmerman
Timothy K. Zimmerman
President, Chief Executive Officer and Director
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Timothy K. Zimmerman Timothy K. Zimmerman	President, Chief Executive Officer and Director (Principal Executive Officer)	December 23, 2010

/s/ Colleen M. Brown Colleen M. Brown	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	December 23, 2010

/s/ Terence L. Graft Terence L. Graft	Chairman of the Board	December 23, 2010

/s/ Dale A. Walker Dale A. Walker	Vice Chairman of the Board	December 23, 2010

/s/ Horace G. Cofer Horace G. Cofer	Director	December 23, 2010

/s/ William T. Ferri William T. Ferri	Director	December 23, 2010

/s/ David C. Mathews David C. Mathews	Director	December 23, 2010

/s/ Thomas J. Rennie Thomas J. Rennie	Director	December 23, 2010