Form 10-Q
period 2010-12-31
Standard Financial Corp.
filed 2011-02-11
CIK 1492915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File No. 001-34893
Standard Financial Corp.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	27-3100949 (I.R.S. Employer Identification No.)
2640 Monroeville Boulevard, Monroeville, Pennsylvania 15146
(Address of principal executive offices)
412-856-0363
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).: ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,478,173 shares, par value $0.01, at February 1, 2011.

Standard Financial Corp.

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
Standard Financial Corp.
Consolidated Statements of Financial Condition (Unaudited)
(Dollars in thousands)

	December 31,	September 30,
	2010	2010
ASSETS
Cash on hand and due from banks	$2,001	$2,052
Interest-earning deposits in other institutions	7,144	36,936

Cash and Cash Equivalents	9,145	38,988

Investment securities available for sale, at fair value	59,147	54,948
Mortgage-backed securities available for sale, at fair value	40,930	22,589
Federal Home Loan Bank stock, at cost	3,246	3,416
Loans receivable, net of allowance for loan losses of $4,181 and $3,989	290,254	286,066
Loans held for sale	—	461
Foreclosed real estate	940	884
Office properties and equipment, at cost, less accumulated depreciation and amortization	3,874	3,847
Bank-owned life insurance	9,508	9,419
Goodwill	8,769	8,769
Core deposit intangible	813	855
Prepaid federal deposit insurance	1,071	1,174
Accrued interest and other assets	3,817	3,687

TOTAL ASSETS	$431,514	$435,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Demand, regular and club accounts	$187,868	$190,517
Certificate accounts	124,227	125,700

Total Deposits	312,095	316,217

Federal Home Loan Bank advances	37,789	37,805
Securities sold under agreements to repurchase	4,250	3,444
Advance deposits by borrowers for taxes and insurance	112	93
Stock subscriptions outstanding	—	29,461
Accrued interest and other expenses	2,626	2,749

TOTAL LIABILITIES	356,872	389,769

Stockholders’ Equity
Common Stock, $0.01 par value per share, 40,000,000 shares authorized, 3,478,173 shares issued as of December 31, 2010	35	—
Paid-in-capital	33,352	—
Unearned Employee Stock Ownership Plan (ESOP) shares	(2,912)	—
Retained earnings	44,069	44,051
Accumulated other comprehensive income	98	1,283

TOTAL STOCKHOLDERS’ EQUITY	74,642	45,334

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$431,514	$435,103

See accompanying notes to the consolidated financial statements.

Standard Financial Corp.
Consolidated Statements of Income (Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended
	December 31,	December 31,
	2010	2009
Interest and Dividend Income
Loans, including fees	$3,983		$4,018
Mortgage-backed securities	279		259
Investments:
Taxable	238		217
Tax-exempt	140		106
Interest-earning deposits	11		9

Total Interest and Dividend Income	4,651		4,609

Interest Expense
Deposits	1,024		1,242
Securities sold under agreements to repurchase	6		8
Federal Home Loan Bank advances	309		500

Total Interest Expense	1,339		1,750

Net Interest Income	3,312		2,859

Provision for Loan Losses	350		129

Net Interest Income after Provision for Loan Losses	2,962		2,730

Noninterest Income
Service charges	423		434
Earnings on bank-owned life insurance	98		96
Net securities gains	2		—
Net loan sale gains	49		1
Annuity and mutual fund fees	36		57
Other income	9		8

Total Noninterest Income	617		596

Noninterest Expenses
Compensation and employee benefits	1,371		1,131
Data processing	91		99
Premises and occupancy costs	226		218
Core deposit amortization	42		42
Automatic teller machine expense	76		68
Federal deposit insurance	111		108
Contribution to Standard Charitable Foundation	1,376		—
Other operating expenses	398		328

Total Noninterest Expenses	3,691		1,994

(Loss) Income before Income Tax (Benefit) Expense	(112)		1,332

Income Tax (Benefit) Expense
Federal	(128)		427
State	(2)		50

Total Income Tax (Benefit) Expense	(130)		477

Net Income	$18		$855

Earnings Per Share (since inception October 6, 2010):
Basic earnings per common share	$—	$	N/A

Diluted earnings per common share	$—	$	N/A

See accompanying notes to the consolidated financial statements.

Standard Financial Corp.
Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
(Dollars in thousands)

					Accumulated
			Unearned		Other	Total
	Common	Paid-In	ESOP	Retained	Comprehensive	Stockholders’
	Stock	Capital	Shares	Earnings	Income (Loss)	Equity
Balance, September 30, 2010	$—	$—	$—	$44,051	$1,283	$45,334

Comprehensive loss:
Net income	—	—	—	18	—	18
Net change in unrealized loss on securities available for sale, net of reclassification adjustment, net of taxes	—	—	—	—	(1,185)	(1,185)

Total Comprehensive Loss	—	—	—	18	(1,185)	(1,167)

Issuance of common stock (3,478,173 shares)	35	33,340	(2,950)	—	—	30,425

Compensation expense on ESOP	—	12	38	—	—	50

Balance, December 31, 2010	$35	$33,352	$(2,912)	$44,069	$98	$74,642

See accompanying notes to the consolidated financial statements.

Standard Financial Corp.
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Three Months Ended
	December 31,	December 31,
	2010	2009
Cash Flows from Operating Activities
Net income	$18	$855
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	95	107
Provision for loan losses	350	129
Amortization of core deposit intangible	42	42
Net amortization of premium/discount on securities	93	79
Net gain on securities	(2)	—
Origination of loans held for sale	(1,800)	(75)
Proceeds from sale of loans held for sale	2,310	76
Gain on sale of loans held for sale	(49)	(1)
Compensation expense on ESOP	50	—
Stock contribution to Charitable Foundation	1,176	—
Deferred income taxes	(468)	—
Decrease in accrued interest and other assets	148	62
Decrease (increase) in prepaid Federal deposit insurance	103	(1,476)
Earnings on bank-owned life insurance	(98)	(96)
(Decrease) increase in accrued interest payable	(11)	1
Decrease in other accrued expenses	(150)	(46)
Increase in accrued income taxes payable	138	477
Other, net	8	11

Net Cash Provided by Operating Activities	1,953	145

Cash Flows from Investing Activities
Net increase in loans	(4,594)	(4,888)
Purchases of investment securities available for sale	(14,896)	(4,000)
Purchases of mortgage-backed securities available for sale	(21,080)	—
Proceeds from maturities/principal repayments/calls of:
Investment securities available for sale	9,363	2,667
Mortgage-backed securities available for sale	2,182	2,036
Proceeds from sales of investment securities available for sale	4	—
Redemption of Federal Home Loan Bank stock	170	—
Proceeds from sales of foreclosed real estate	—	144
Net purchases of office properties and equipment	(122)	(143)

Net Cash Used in Investing Activities	(28,973)	(4,184)

Cash Flows from Financing Activities
Net (decrease) increase in demand, regular and club accounts	(1,736)	4,796
Net (decrease) increase in certificate accounts	(1,185)	5,686
Net increase (decrease) in securities sold under agreements to repurchase	806	(544)
Additional stock proceeds less conversion expenses	457	—
Purchase of ESOP shares	(1,168)	—
Repayments of Federal Home Loan Bank advances	(16)	(15)
Increase (decrease) in advance deposits by borrowers for taxes and insurance	19	(185)

Net Cash (Used) Provided by Financing Activities	(2,823)	9,738

Net (Decrease) Increase in Cash and Cash Equivalents	(29,843)	5,699
Cash and Cash Equivalents — Beginning	38,988	12,420

Cash and Cash Equivalents — Ending	$9,145	$18,119

Supplementary Cash Flows Information
Interest paid	$1,350	$1,749

Income taxes paid	$200	$—

Supplementary Schedule of Noncash Investing and Financing Activities
Foreclosed real estate acquired in settlement of loans	$56	$252

Issuance of common stock from stock subscription payable	$28,759	$—

Issuance of common stock from use of customer deposit accounts	$1,201	$—

Issuance of common stock for ESOP plan	$1,782	$—

See accompanying notes to the consolidated financial statements.

STANDARD FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)
December 31, 2010
     (1) Consolidation
          The accompanying consolidated financial statements include the accounts of Standard Financial Corp. (the “Company”) and its direct and indirect wholly owned subsidiaries, Standard Bank, PaSB (the “Bank”), and Westmoreland Investment Company. All significant intercompany accounts and transactions have been eliminated in consolidation. Standard Financial Corp. owns all of the outstanding shares of common stock of Standard Bank upon completion of the mutual-to-stock conversion which occurred on October 6, 2010. Prior to the stock conversion, the holding company of the Bank was Standard Mutual Holding Company. A total of 3,478,173 shares of common stock were issued in the offering. 3,360,554 shares were subscribed for by depositors of the Bank, other investors in the subscription and community offerings and the Employee Stock Ownership Plan at a purchase price of $10.00 per share and 117,619 shares were issued to Standard Charitable Foundation. The shares of common stock began trading on the Nasdaq Capital Market under the trading symbol “STND” on October 7, 2010.
     (2) Basis of Presentation
          The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles in the United States. All adjustments (consisting of normal recurring adjustments), which, in the opinion of management are necessary for a fair presentation of the financial statements and to make the financial statements not misleading have been included. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes thereto included in the Company’s Annual Report for the fiscal year ended September 30, 2010. The results for the three month period ended December 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2011 or any future interim period.
Certain amounts in the 2010 financial statements have been reclassified to conform with the 2011 presentation format. These reclassifications had no effect on stockholders’ equity or net income.
     (3) Comprehensive Income (Loss)
          Recognized revenue, expenses, gains and losses are included in net income. However, certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of stockholders’ equity in the Statements of Financial Condition. Such items, along with net income, are components of comprehensive income. The components of other comprehensive income (loss) and related tax effects for the three months ended December 31, 2010 and 2009 are as follows (dollars in thousands):

	Three Months Ended
	December 31,	December 31,
	2010	2009
Unrealized holding loss on available-for-sale securities	$(1,794)	$(224)
Reclassification adjustment for gains realized in income	(2)	—

Net Unrealized Loss	(1,796)	(224)

Income tax benefit	611	76

Net of Tax Amount	$(1,185)	$(148)

STANDARD FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)
December 31, 2010
     (4) Recent Accounting Pronouncements
          In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements
          In July 2010, FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. The Company has presented the necessary disclosures in the Note 7 herein.
          In September, 2010, the FASB issued ASU 2010-25, Plan Accounting — Defined Contribution Pension Plans. The amendments in this ASU require that participant loans be classified as notes receivable from participants, which are segregated from plan investments and measured at their unpaid principal balance plus any accrued but unpaid interest. The amendments in this update are effective for fiscal years ending after December 15, 2010 and are not expected to have a significant impact on the Company’s financial statements.
          In October, 2010, the FASB issued ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. This ASU addresses the diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral, The amendments are effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2011 and are not expected to have a significant impact on the Company’s financial statements.
          In December, 2010, the FASB issued ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating an impairment may exist. The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this Update are effective for fiscal year, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities may early adopt the amendments using the effective date for public entities. This ASU is not expected to have a significant impact on the Company’s financial statements.
          In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.The

STANDARD FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)
December 31, 2010
     (4) Recent Accounting Pronouncements (Continued)
amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.
     (5) Investment Securities
          Investment securities available for sale at December 31, 2010 and at September 30, 2010 were as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2010:
U.S. government and agency obligations due:
Beyond 1 year but within 5 years	$20,316	$30	$(67)	$20,279
Beyond 5 years but within 10 years	5,500	—	(144)	5,356
Corporate bonds due:
Within 1 year	1,509	16	—	1,525
Beyond 1 year but within 5 years	6,254	13	(68)	6,199
Municipal obligations due:
Within 1 year	4,267	31	—	4,298
Beyond 1 year but within 5 years	930	14	—	944
Beyond 5 years but within 10 years	8,716	151	(247)	8,620
Beyond 10 years	10,646	374	(246)	10,774
Equity securities:
CRA Investment Fund	750	—	(6)	744
Freddie Mac common stock	10	—	—	10
Common stocks	372	38	(12)	398

	$59,270	$667	$(790)	$59,147

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2010:
U.S. government and agency obligations due:
Beyond 1 year but within 5 years	$25,846	$94	$—	$25,940
Beyond 5 years but within 10 years	1,002	7	—	1,009
Corporate bonds due:
Within 1 year	1,521	27	—	1,548
Beyond 1 year but within 5 years	6,255	16	(24)	6,247
Municipal obligations due:
Within 1 year	2,402	13	—	2,415
Beyond 1 year but within 5 years	4,203	69	—	4,272
Beyond 5 years but within 10 years	3,864	232	—	4,096
Beyond 10 years	7,568	699	—	8,267
Equity securities:
CRA Investment Fund	750	11	—	761
Freddie Mac common stock	10	—	—	10
Common stocks	374	29	(20)	383

	$53,795	$1,197	$(44)	$54,948

STANDARD FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)
December 31, 2010
(5) Investment Securities (Continued)
          During the three months ended December 31, 2010, losses on sales of investment securities were $2,000 and proceeds from such sales were $4,000. During the three months ended December 31, 2009, there were no sales of investment securities.
          The following table shows the fair value and gross unrealized losses on investment securities and the length of time that the securities have been in a continuous unrealized loss position at December 31, 2010 and at September 30, 2010 (dollars in thousands):

	December 31, 2010
	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. government and agency obligations	$10,789	$(211)	$—	$—	$10,789	$(211)
Corporate bonds	5,932	(68)	—	—	5,932	(68)
Municipal obligations	10,440	(493)	—	—	10,440	(493)
Equity securities	744	(6)	68	(12)	812	(18)

Total Temporarily
Impaired Securities	$27,905	$(778)	$68	$(12)	$27,973	$(790)

	September 30, 2010
	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Corporate bonds	$3,976	$(24)	$—	$—	$3,976	$(24)
Equity securities	—	—	60	(20)	60	(20)

Total Temporarily
Impaired Securities	$3,976	$(24)	$60	$(20)	$4,036	$(44)

          At December 31, 2010 and September 30, 2010, the Company held 30 and 7, respectively, securities in an unrealized loss position. The decline in the fair value of these securities resulted primarily from interest rate fluctuations. The Company does not intend to sell these securities nor is it more likely than not that the Company would be required to sell these securities before its anticipated recovery, and the Company believes the collection of the investment and related interest is probable. Based on the above, the Company considers all of the unrealized losses to be temporary impairment losses.

STANDARD FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)
December 31, 2010
(6)— Mortgage-Backed Securities
          Mortgage-backed securities available for sale at December 31, 2010 and at September 30, 2010 were as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2010:
Government pass-throughs:
Government National Mortgage Association	$16,965	$48	$(61)	$16,952
Freddie Mac	6,914	334	—	7,248
Fannie Mae	16,064	237	(298)	16,003
Private pass-throughs	138	—	(1)	137
Collateralized mortgage obligations	579	11	—	590

	$40,660	$630	$(360)	$40,930

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2010:
Government pass-throughs:
Government National Mortgage Association	$6,665	$69	$—	$6,734
Freddie Mac	7,876	412	—	8,288
Fannie Mae	6,447	296	—	6,743
Private pass-throughs	139	—	(1)	138
Collateralized mortgage obligations	672	14	—	686

	$21,799	$791	$(1)	$22,589

          During the three months ended December 31, 2010 and 2009, there were no sales of mortgage-backed securities.

STANDARD FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)
December 31, 2010
(6) — Mortgage-Backed Securities (Continued)
     The following table shows the fair value and gross unrealized losses on mortgage-backed securities and the length of time that the securities have been in a continuous unrealized loss position at December 31, 2010 and at September 30, 2010 (dollars in thousands):

	December 31, 2010
	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Government National Mortgage Association	$10,301	$(61)	$—	$—	$10,301	$(61)
Fannie Mae	10,263	(298)	—	—	10,263	(298)
Private pass-throughs	—	—	137	(1)	137	(1)

Total Temporarily
Impaired Securities	$20,564	$(359)	$137	$(1)	$20,701	$(360)

			September 30, 2010
	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Private pass-throughs	$—	$—	$138	$(1)	$138	$(1)

Total Temporarily
Impaired Securities	$—	$—	$138	$(1)	$138	$(1)

     At December 31, 2010 and September 30, 2010, the Company held 6 and 1, respectively, mortgage-backed securities in an unrealized loss position. The decline in the fair value of these securities resulted primarily from interest rate fluctuations. The Company does not intend to sell these securities nor is it more likely than not that the Company would be required to sell these securities before its anticipated recovery, and the Company believes the collection of the investment and related interest is probable. Based on the above, the Company considers all of the unrealized losses to be temporary impairment losses.
Mortgage-backed securities with a carrying value of $12,813,000 and $9,030,000 were pledged to secure repurchase agreements and public fund accounts at December 31, 2010 and at September 30, 2010, respectively.

STANDARD FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)
December 31, 2010
(7) — Loans Receivable and Related Allowance for Loan Losses
     The following table summarizes the primary segments of the loan portfolio as of December 31, 2010 and September 30, 2010 (dollars in thousands):

	Real Estate Loans
	One-to-four-family
	Residential	Commercial	Home Equity
	and	Real	Loans and Lines		Other
	Construction	Estate	of Credit	Commercial	Loans (1)	Total

December 31, 2010:
Total loans before allowance for loan losses	$146,281	$86,970	$46,595	$11,698	$2,891	$294,435

Individually evaluated for impairment	—	1,389	—	991	—	2,380
Collectively evaluated for impairment	146,281	85,581	46,595	10,707	2,891	292,055

September 30, 2010:
Total loans before allowance for loan losses	$143,513	$86,051	$47,523	$9,956	$3,012	$290,055

Individually evaluated for impairment	$—	$1,379	$—	$1,000	$—	$2,379
Collectively evaluated for impairment	$143,513	$84,672	$47,523	$8,956	$3,012	$287,676

(1)	Consists of automobile loans, consumer loans and loans secured by savings accounts.
     The segments of the Bank’s loan portfolio risk and performance. Real estate loans are disaggregated into three categories which include one-to-four family residential (including residential construction loans), commercial real estate (which are primarily first liens) and home equity loans and lines of credit (which are generally second liens). The commercial loan segment consists of loans made for the purpose of financing the activities of commercial customers. Other loans consist of automobile loans, consumer loans and loans secured by savings accounts.
     Management evaluates individual loans in the commercial and commercial real estate loan segments for possible impairment if the loan is in nonaccrual status or is risk rated Substandard, Doubtful or Loss and is greater than 90 days past due. Loans are considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in evaluating impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. The Company does not separately evaluate individual consumer and residential real estate loans for impairment, unless such loans are part of larger relationship that is impaired, or are classified as a troubled debt restructuring agreement. Once the determination has been made that a loan is impaired, the determination of whether a specific allocation of the allowance is necessary is measured by comparing the recorded investment in the loan to the fair value of the loan using one of three methods: (a) the present value of expected future cash flows discounted at the loan’s effective interest rate; (b) the loan’s observable

STANDARD FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)
December 31, 2010
(7) — Loans Receivable and Related Allowance for Loan Losses (Continued)
market price; or (c) the fair value of the collateral less selling costs. The method is selected on a loan-by loan basis, with management primarily utilizing the fair value of collateral method. The evaluation of the need and amount of a specific allocation of the allowance and whether a loan can be removed from impairment status is made on a quarterly basis. The Company’s policy for recognizing interest income on impaired loans does not differ from its overall policy for interest recognition.
     The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary at December 31, 2010 and September 30, 2010 (dollars in thousands):

			Impaired Loans
	Impaired Loans With Allowance		Without Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
December 31, 2010:
Commercial real estate	$1,389	$625	$—	$1,389	$1,389
Commercial	991	297	—	991	991

Total impaired loans	$2,380	$922	$—	$2,380	$2,380

September 30, 2010:
Commercial real estate	$1,379	$414	$—	$1,379	$1,379
Commercial	1,000	300	—	1,000	1,000

Total impaired loans	$2,379	$714	$—	$2,379	$2,379

     The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated (dollars in thousands):

	Three months ended
	December 31,
	2010	2009
Average investment in impaired loans:
Commercial real estate	$1,384	$—
Commercial	996	—

Total impaired loans	$2,380	$—

Interest income recognized on impaired loans:
Accrual basis	$—	$—
Cash basis	$—	$—
     The loan rating categories utilized by management generally follow bank regulatory definitions. The special mention category includes assets that are currently protected but are potentially weak, resulting in an undue and unwarranted credit risk, but not to the point of justifying a substandard classification. Loans in the substandard category have well-defined weaknesses that jeopardize the liquidation of the debt, and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected. All loans greater than 90 days past due are considered substandard. Assets classified as doubtful have all of the weaknesses inherent in those classified

STANDARD FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)
December 31, 2010
(7) — Loans Receivable and Related Allowance for Loan Losses (Continued)
substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted and are charged off against the loan loss allowance. The pass category includes all loans not considered special mention, substandard, doubtful or loss.
     To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Bank has a structured loan rating process with several layers of internal and external oversight. Generally, consumer and residential real estate loans are included in the pass categories unless a specific action, such as delinquency, bankruptcy, repossession, or death occurs to raise awareness of a possible credit event. The Bank’s commercial loan officers are responsible for the timely and accurate risk rating of the loans in their portfolios at origination and on an ongoing basis. An annual loan review is performed for all commercial real estate and commercial loans for all commercial relationships greater than $500,000. The Bank engages an external consultant to conduct loan reviews on at least an annual basis. Generally, the external consultant reviews commercial relationships greater than $500,000 and all criticized relationships. Loans in the special mention, substandard or doubtful categories that are collectively evaluated for impairment are given separate consideration in the determination of the loan loss allowance.
     The following table presents the classes of the loan portfolio summarized by the aggregate pass and the criticized categories of special mention, substandard and doubtful within the internal risk rating system as of December 31, 2010 and September 30, 2010 (dollars in thousands):

		Special
	Pass	Mention	Substandard	Doubtful	Total
December 31, 2010:
First mortgage loans:
One-to-four-family residential and construction	$145,358	$—	$923	$—	$146,281
Commercial real estate	81,096	4,275	1,599	—	86,970
Home equity loans and lines of credit	46,458	—	137	—	46,595
Commercial loans	10,707	—	991	—	11,698
Other loans (1)	2,871	—	—	20	2,891

Total	$286,490	$4,275	$3,650	$20	$294,435

September 30, 2010:
First mortgage loans:
One-to-four-family residential and construction	$142,457	$—	$1,056	$—	$143,513
Commercial real estate	79,023	5,392	1,636	—	86,051
Home equity loans and lines of credit	47,307	—	216	—	47,523
Commercial loans	8,956	—	1,000	—	9,956
Other loans (1)	2,998	—	—	14	3,012

Total	$280,741	$5,392	$3,908	$14	$290,055

(1)	Consists of automobile loans, consumer loans and loans secured by savings accounts.

STANDARD FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)
December 31, 2010
(7) — Loans Receivable and Related Allowance for Loan Losses (Continued)
     Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of December 31, 2010 and September 30, 2010 (dollars in thousands):

		30-59 Days	60-89 Days	Non-Accrual	Total
	Current	Past Due	Past Due	(90 Days+)	Loans
December 31, 2010:
First mortgage loans:
One-to-four-family residential and construction	$142,482	$2,467	$409	$923	$146,281
Commercial real estate	82,381	2,990	—	1,599	86,970
Home equity loans and lines of credit	46,128	197	133	137	46,595
Commercial loans	10,612	95	—	991	11,698
Other loans (1)	2,826	41	4	20	2,891

Total	$284,429	$5,790	$546	$3,670	$294,435

September 30, 2010:
First mortgage loans:
One-to-four-family residential and construction	$138,312	$2,842	$1,303	$1,056	$143,513
Commercial real estate	81,750	2,261	404	1,636	86,051
Home equity loans and lines of credit	47,016	284	7	216	47,523
Commercial loans	8,956	—	—	1,000	9,956
Other loans (1)	2,976	22	—	14	3,012

Total	$279,010	$5,409	$1,714	$3,922	$290,055

(1)	Consists of automobile loans, consumer loans and loans secured by savings accounts.
     An allowance for loan losses (“ALL”) is maintained to absorb losses from the loan portfolio. The ALL is based on management’ s continuing evaluation of the risk characteristics and credit quality of the loan portfolio, assessment of current economic conditions, diversification and size of the portfolio, adequacy of collateral, past and anticipated loss experience, and the amount of non-performing loans.
     Loans that are collectively evaluated for impairment are analyzed with general allowances being made as appropriate. For general allowances, historical loss trends are used in the estimation of losses in the current portfolio. These historical loss amounts are modified by other qualitative factors. Management tracks the historical net charge-off activity for the loan segments which may be adjusted for qualitative factors. Pass rated credits are segregated from criticized credits for the application of qualitative factors. Loans in the criticized pools, which possess certain qualities or characteristics that may lead to collection and loss issues, are closely monitored by management and subject to additional qualitative factors.

STANDARD FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)
December 31, 2010
(7) — Loans Receivable and Related Allowance for Loan Losses (Continued)
     Management has identified a number of additional qualitative factors which it uses to supplement the historical charge-off factor because these factors are likely to cause estimated credit losses associated with the existing loan pools to differ from historical loss experience. The additional factors are evaluated using information obtained from internal, regulatory, and governmental sources such as national and local economic trends and conditions; levels of and trends in delinquency rates and non-accrual loans; trends in volumes and terms of loans; effects of changes in lending policies; value of underlying collateral; and concentrations of credit from a loan type, industry and/or geographic standpoint.
     Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the ALL. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the ALL. Management utilizes an internally developed spreadsheet to track and apply the various components of the allowance.
     The following table summarizes the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2010 and September 30, 2010. Activity in the allowance is presented for the three months ended December 31, 2010 (dollars in thousands):

	One-to-four-family
	Residential, Construction,	Commercial
	Home Equity Loans and	Real Estate and	Other
	Lines of Credit	Commercial	Loans (1)	Total
Balance at September 30, 2010	$1,394	$2,529	$66	$3,989
Charge-offs	—	(192)	(10)	(202)
Recoveries	11	31	2	44

Provision	210	134	6	350

Balance at December 31, 2010	$1,615	$2,502	$64	$4,181

Individually evaluated for impairment	$—	$922	$—	$922

Collectively evaluated for impairment	$1,615	$1,580	$64	$3,259
     The ALL is based on estimates and actual losses will vary from current estimates. Management believes that the granularity of the homogeneous pools and the related historical loss ratios and other qualitative factors, as well as the consistency in the application of assumptions, result in an ALL that is representative of the risk found in the components of the loan portfolio at any given date.
(8) — Contribution to Standard Charitable Foundation
     The Company made a $1,376,000 one-time contribution to Standard Charitable Foundation during the quarter ended December 31, 2010 in connection with its stock conversion. This contribution represented $1,176,000 or 3.5% of the stock issued on October 6, 2010 and $200,000 in cash. The after tax impact on net income of this one-time contribution was net expense of $908,000 (net of income tax benefit of $468,000).

STANDARD FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)
December 31, 2010
(9) — Employee Stock Ownership Plan
     The Company established a tax qualified Employee Stock Ownership Plan (“ESOP”) for the benefit of its employees in conjunction with the stock conversion on October 6, 2010. Eligible employees begin to participate in the plan after one year of service and become 20% vested in their accounts after two years of service, 40% after three years of service, 60% after four years of service, 80% after five years of service and 100% after six years of service or, if earlier, upon death, disability or attainment of normal retirement age.
     In connection with the stock conversion, the purchase of the 278,254 shares of the Company stock by the ESOP was funded by a loan from the Company through the Bank. Unreleased ESOP shares collateralize the loan payable, and the cost of the shares is recorded as a contra-equity account in the stockholders’ equity of the Company. Shares are released as debt payments are made by the ESOP to the loan. The ESOP’s sources of repayment of the loan can include dividends, if any, on the unallocated stock held by the ESOP and discretionary contributions from the Company to the ESOP and earnings thereon.
     Compensation is recognized under the shares released method and compensation expense is equal to the fair value of the shares committed to be released and unallocated ESOP shares are excluded from outstanding shares for purposes of computing EPS. Compensation expense related to the ESOP of $50,000 was recognized during the quarter ended December 31, 2010.
     As of December 31, 2010, the ESOP held a total of 278,254 shares of the Company’s stock, and there were 274,640 unallocated shares. The fair market value of the unallocated ESOP shares was $3,804,000 at December 31, 2010. During the quarter ended December 31, 2010, a partial year allocation of 3,614 shares was released for allocation.
(10) — Fair Value Measurements
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

STANDARD FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)
December 31, 2010
(10) — Fair Value Measurements (Continued)
          The following table presents the assets reported on the balance sheet at their fair value as of December 31, 2010 and September 30, 2010 by level within the fair value hierarchy (dollars in thousands):

	December 31, 2010
	Level I	Level II	Level III	Total
Assets measured at fair value on a recurring basis:
U.S. government and agency obligations	$—	$25,635	$—	$25,635
Corporate bonds	—	7,724	—	7,724
Municipal obligations	—	24,636	—	24,636
Equity securities	1,152	—	—	1,152
Mortgage-backed securities	—	40,930	—	40,930

Assets measured at fair value on a non-recurring basis:
Impaired loans	—	2,380	—	2,380
Foreclosed real estate	—	940	—	940

	$1,152	$102,245	$—	$103,397

	September 30, 2010
	Level I	Level II	Level III	Total
Assets measured at fair value on a recurring basis:
U.S. government and agency obligations	$—	$26,949	$—	$26,949
Corporate bonds	—	7,795	—	7,795
Municipal obligations	—	19,050	—	19,050
Equity securities	1,154	—	—	1,154
Mortgage-backed securities		22,589	—	22,589

Assets measured at fair value on a non-recurring basis:
Impaired loans	—	1,000	1,379	2,379
Foreclosed real estate	—	884	—	884
Loans held for sale	—	461	—	461

	$1,154	$78,728	$1,379	$81,261

     No liabilities are carried at fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. Fair values for U.S. government and agency obligations, corporate bonds, municipal obligations and mortgage-backed securities are valued at valued at observable market data for similar assets. Equity securities are valued at the closing price reported on the active market on which the individual securities are traded.

STANDARD FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)
December 31, 2010
(11) — Fair Value of Financial Instruments
          Disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition, is required for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be sustained by comparison of independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Certain financial instruments and all nonfinancial instruments are excluded from disclosure requirements. Accordingly, the aggregate fair value amounts do not represent the underlying value of the Company. The carrying amounts reported in the consolidated statements of financial condition approximate fair value for the following financial instruments: cash on hand and due from banks, interest-earning deposits in other institutions, Federal Home Loan Bank stock, accrued interest receivable, bank-owned life insurance, and accrued interest payable.
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

STANDARD FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)
December 31, 2010
Note 11 — Fair Value of Financial Instruments (Continued)
     The carrying amounts and estimated fair value of the Company’s financial assets and financial liabilities at December 31, 2010 and September 30, 2010 (dollars in thousands):

	December 31, 2010		September 30, 2010
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
Financial Assets:
Cash on hand and due from banks	$2,001	$2,001	$2,052	$2,052
Interest-earning deposits in other institutions	7,144	7,144	36,936	36,936
Investment securities	59,147	59,147	54,948	54,948
Mortgage-backed securities	40,930	40,930	22,589	22,589
Loans receivable	296,578	290,254	296,430	286,066
Loans held for sale	—	—	461	461
Accrued interest receivable	1,459	1,459	1,399	1,399
Federal Home Loan Bank stock	3,246	3,246	3,416	3,416
Bank-owned life insurance	9,508	9,508	9,419	9,419

Financial Liabilities:
Deposits	315,613	312,095	321,630	316,217
Federal Home Loan Bank advances	38,949	37,789	39,417	37,805
Securities sold under agreements to repurchase	4,250	4,250	3,444	3,444
Accrued interest payable	312	312	323	323

Off-balance sheet financial insturments:
Commitment to extend credit and letters of credit	—	—	—	—
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis provides further detail to the financial condition and results of operations of the Company. The section should be read in conjunction with the notes and financial statements presented elsewhere in this report.
     The Company’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of December 31, 2010 have remained unchanged from the disclosures presented in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”
     Forward-looking statements in this report relating to the Company’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The information contained in this report should be read in conjunction with the Company’s most recent annual report filed with the Securities and Exchange Commission on Form 10-K for the year ended September 30, 2010. Investors are cautioned that forward-looking statements include risks and uncertainties that could cause actual results to differ materially from those contemplated by such statements, including without limitation, the effect of regional and national general economic conditions; competition among depository and other financial institutions; inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments; adverse changes in the securities markets; changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements; our ability to enter new markets successfully and capitalize on growth opportunities; our ability to successfully integrate acquired entities, if any; changes in consumer spending, borrowing and savings habits; changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board; changes in our organization, compensation and benefit plans; changes in our financial condition or results of operations that reduce capital available to pay dividends; changes in the financial condition or future prospects of issuers of securities that we own. The Company does not assume any duty to update forward-looking statements.
     Standard Financial Corp. is a Maryland corporation that provides a wide array of retail and commercial financial products and services to individuals, families and businesses through ten banking offices located in the Pennsylvania counties of Allegheny, Westmoreland and Bedford and Allegany County, Maryland through its wholly-owned subsidiary Standard Bank.
Comparison of Financial Condition
          General. The Company’s total assets decreased $3.6 million, or 0.82%, to $431.5 million at December 31, 2010 from $435.1 million at September 30, 2010. The decrease was due primarily to a decrease in cash and cash equivalents of $29.9 million or 76.5%, partially offset by an increase in mortgage-backed securities available for sale of $18.3 million or 81.2%, an increase in investment securities available for sale of $4.2 million or 7.6% and an increase in net loans of $4.2 million or 1.5%. The decrease in cash and cash equivalents and offsetting increases in mortgage-backed securities, investment securities and net loans was the result of the Company investing the net proceeds received in the stock conversion.
          Total liabilities of the Company decreased $32.9 million or 8.4% to $356.9 million at December 31, 2010 from $389.8 million at September 30, 2010. The decrease was due primarily to the investment of the net cash proceeds received from the stock offering of $29.5 million. In addition, deposits decreased $4.1 million or 1.3% due in part to depositors using funds from their accounts to purchase stock in the stock offering.
          Stockholders’ equity increased $29.3 million or 64.6% to $74.6 million at December 31, 2010 from $45.3 million at September 30, 2010. The increase was due primarily to an increase in paid-in-capital of $33.4 million as a result of the stock conversion. The increase was partially offset by a decrease in unearned employee stock ownership plan of $2.9 million which represented the unallocated employee stock ownership plan shares and a decrease in accumulated other comprehensive income of $1.2 million.
          Cash and Cash Equivalents. At December 31, 2010, cash and cash equivalents consisted of cash on hand and due from banks and interest-earning deposits. Cash and cash equivalents decreased $29.9 million or 76.5% to $9.1 million at December 31, 2010 from $39.0 million at September 30, 2010. This decrease was due primarily to a decrease in interest-earning deposits as proceeds from the stock conversion were used to purchase securities and fund loans.
          Loans. At December 31, 2010, net loans were $290.3 million, or 67.3% of total assets, an increase of $4.2 million from $286.1 million or 65.8% of total assets at September 30, 2010. This increase was primarily due to increases of $2.8 million in the one- to four-family residential real estate portfolio and $1.7 million in the commercial real estate portfolio.
          Investment Securities. At December 31, 2010, the Company’s investment securities available for sale portfolio increased $4.2 million or 7.6% to $59.1 million at December 31, 2010 from $54.9 million at September 30, 2010. The increase was due primarily to the use of proceeds from the stock conversion. Purchases during the quarter ended December 31, 2010 consisted of $7.0 million of government agency bonds and $7.7 million of tax-exempt municipal securities. The purchases were offset by calls of government agency bonds of $8.0 million, maturities of $1.4 million and unrealized losses of $746,000.

          Mortgage-Backed Securities. At December 31, 2010, the Company’s mortgage-backed securities available for sale portfolio increased $18.3 million or 81.2% to $40.9 million at December 31, 2010 from $22.6 million at September 30, 2010. The increase was due primarily to the use of proceeds from the stock conversion. Purchases during the quarter ended December 31, 2010 consisted of $10.3 million of fixed-rate mortgage-backed securities and $10.0 million of adjustable rate mortgage-backed securities. Partially offsetting these increases were repayments on mortgage-backed securities of $1.4 million and net unrealized losses of $520,000.
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
          Our deposits decreased $4.1 million, or 1.3%, to $312.1 million at December 31, 2010 from $316.2 million at September 30, 2010. The decrease resulted from a $4.0 million, or 3.1%, decrease in savings accounts and a decrease in certificates of deposit of $1.5 million or 1.2%, partially offset by an increase in demand and NOW accounts of $1.4 million or 2.4%. The decrease was due in part to depositors using funds from their accounts to purchase stock in the stock offering.
          Borrowings. Our borrowings consist of advances from the Federal Home Loan Bank of Pittsburgh and funds borrowed under repurchase agreements. Total borrowings increased $790,000 or 1.9% to $42.0 million at December 31, 2010 from $41.2 million at September 30, 2010. The increase was due to an $806,000 increase in repurchase agreements.
          Stockholders’ Equity. Stockholders’ Equity increased $29.3 million or 64.6% to $74.6 million at December 31, 2010 from $45.3 million at September 30, 2010. The increase was due primarily to an increase in paid-in-capital of $33.4 million as a result of the stock conversion. The increase was partially offset by a decrease in unearned employee stock ownership plan of $2.9 million which represented the unallocated employee stock ownership plan shares and a decrease in accumulated other comprehensive income of $1.2 million.
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

	For the Three Months Ended December 31,
	2010			2009
	Average			Average
	Outstanding			Outstanding
	Balance	Interest	Yield/ Rate	Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$292,145	$3,983	5.45%	$276,288	$4,018	5.82%
Investment and mortgage-backed securities	95,031	657	2.77%	69,347	582	3.36%
Interest earning deposits	22,045	11	0.20%	14,192	9	0.25%

Total interest-earning assets	409,221	4,651	4.55%	359,827	4,609	5.12%

Noninterest-earning assets	28,508			29,287

Total assets	$437,729			$389,114

Interest-bearing liabilities:
Savings accounts	$123,429	177	0.57%	$122,484	363	1.19%
Certificates of deposit	125,030	824	2.64%	111,404	848	3.04%
Money market accounts	6,829	5	0.29%	5,339	4	0.30%
Demand and NOW accounts	59,769	18	0.12%	53,685	27	0.20%

Total deposits	315,057	1,024	1.30%	292,912	1,242	1.70%
Federal Home Loan Bank advances	37,449	309	3.30%	46,609	500	4.29%
Securities sold under agreements to repurchase	4,977	6	0.48%	3,590	8	0.89%

Total interest-bearing liabilities	357,483	1,339	1.50%	343,111	1,750	2.04%

Noninterest-bearing liabilities	5,317			3,207

Total liabilities	362,800			346,318
Net worth	74,929			42,796

Total liabilities and net worth	$437,729			$389,114

Net interest income		$3,312			$2,859

Net interest rate spread (1)			3.05%			3.08%
Net interest-earning assets (2)	$51,738			$16,716

Net interest margin (3)			3.24%			3.18%
Average interest-earning assets to interest- bearing liabilities	114.47%			104.87%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-

bearing liabilities.

(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended December 31, 2010 and 2009
          General. Net income for the quarter ended December 31, 2010 was $18,000, a decrease of $837,000 or 97.9%, from $855,000 for the quarter ended December 31, 2009. The decrease in net income was due to a $1.4 million one-time contribution to Standard Charitable Foundation ($908,000 after tax impact). This contribution represented $1.2 million or 3.5% of the stock issued on October 6, 2010 and $200,000 in cash. Excluding the after tax impact of the contribution, net income would have been $926,000 for the quarter ended December 31, 2010, an increase of $71,000 or 8.3% compared to the prior year quarter. The increase was primarily the result of an increase in net interest income of $453,000 or 15.8% partially offset by increases in the provision for loan losses of $221,000 and non-interest expenses(excluding the one-time charitable contribution) of $321,000.
          Net Interest Income. Net interest income increased by $453,000 or 15.8%, to $3.3 million for the three months ended December 31, 2010 from $2.9 million for the three months ended December 31, 2009. Our net interest rate spread and net interest rate margin were 3.05% and 3.24%, respectively for the three months ended December 31, 2010 compared to 3.08% and 3.18% for the same period in the prior year.
          Interest and Dividend Income. Total interest and dividend income of $4.7 million for the three months ended December 31, 2010 increased $42,000 compared to the same period in the prior year. An increase in the average balance of interest earning assets was offset by a decrease in the average yield on interest earning assets. Average interest earning assets increased by $49.4 million, or 13.7% to $409.2 million for the three months ended December 31, 2010 from $359.8 million for the same period in 2009. The average yield on interest earning assets decreased to 4.55% for the three months ended December 31, 2010 from 5.12% for the same period in the prior year. The average yield on all categories of interest earning assets decreased from the previous period.
          Interest income on loans decreased $35,000, or 0.87%, to $4.0 million for the three months ended December 31, 2010 due to a decrease in the average yield on loans. The average yield on loans receivable decreased to 5.45% for the three months ended December 31, 2010 from 5.82% for the same period in the prior year. The decrease in average yield was primarily attributable to our variable rate loans adjusting downward as prime and short-term interest rates decreased as well as the origination of new loans in a generally lower interest rate environment and repayment/refinance of higher rate loans. Average loans receivable increased by $15.8 million, or 5.7%, to $292.1 million for the three months ended December 31, 2010 from $276.3 million for the same period in the prior year. This increase was primarily attributable to continued loan demand throughout our market area.
          Interest income on investment and mortgage-backed securities increased by $75,000, or 12.9%, to $657,000 for the three months ended December 31, 2010 from $582,000 for the same period in the prior year. This increase was due primarily to an increase in the average balance of investment and mortgage-backed securities, which increased by $25.7 million, or 37.0%, to $95.0 million for the three months ended December 31, 2010 from $69.3 million for the same period in the prior year. The increase in the average balance was due to the investment of the net proceeds from the stock conversion. This increase was partially offset by a decrease in the average yield earned on investments and mortgage-backed securities, which decreased to 2.77% for the three months ended December 31, 2010 from 3.36% for the same period in the prior year due to new investments added in a lower interest rate environment and variable rate investments that adjusted downward.
          Interest income on interest-earning deposits increased by $2,000, or 22.2%, to $11,000 for the three months ended December 31, 2010 from $9,000 for the same period in the prior year. The average balance of interest-earning deposits increased by $7.9 million or 55.3%, to $22.0 million for the three months ended December 31, 2010 from $14.2 million for the prior year period. The increase was due to the proceeds from the stock offering which were held in interest-earning deposits until invested in securities and loans. The average yield on interest-earning deposits decreased to 0.20% from 0.25% for the prior year period as a result of decreases in the overnight federal funds rate.
          Interest Expense. Total interest expense decreased by $411,000, or 23.5%, to $1.3 million for the three months ended December 31, 2010 from $1.8 million for the same period in 2009. This decrease in interest expense was due to a decrease in the average cost of interest-bearing liabilities to 1.50% for the three months ended December 31, 2010 from 2.04% for the prior year period, which was partially offset by an increase in the average balance of interest-bearing liabilities. Average interest-bearing liabilities increased by $14.4 million, or 4.2%, to $357.5 million for the three months ended December 31, 2010 from $343.1 million for the same period in the prior year.
          Interest expense on deposits decreased by $218,000, or 17.6%, to $1.0 million for the three months ended December 31, 2010 from $1.2 million for the same period in the prior year. This was primarily the result of a decrease in interest expense on savings accounts of $186,000 or 51.2%. The cost of deposits declined from 1.70% for the three months ended December 31, 2009 to 1.30% for the three months ended December 31, 2010. A decrease in the level of market interest rates enabled us to reduce the rates of interest paid on deposit products. Partially offsetting this decrease in interest expense was an increase in the average balance of certificates of deposit which increased $13.6 million, or 12.2%, to $125.0 million for the three months ended December 31, 2010 from $111.4 million for the same period in 2009, and an increase in the average balance of demand and NOW accounts of $6.1 million or 11.3% for the three months ended December 31, 2010 compared to the same period in 2009.
          Interest expense on Federal Home Loan Bank advances decreased $191,000 or 38.2%, to $309,000 for the three months ended December 31, 2010 from $500,000 for the same period during 2009. The average balance of advances decreased $9.2 million or 19.7% to $37.4 million for the three months ended December 31, 2010 compared to the same period in the prior year. In addition, the average cost of advances decreased to 3.30% from 4.29%, respectively, for the quarters ended December 31, 2010 and 2009.
          Provision for Loan Losses. The provision for loan losses increased by $221,000, or 171.3%, to $350,000 for the three months ended December 31, 2010 from $129,000 for the same period in 2009. Non-performing loans at December 31, 2010 were $3.7 million or 1.26% of total loans compared to $892,000 or 0.32% of total loans at December 31, 2009. The increase from the prior year was due primarily to two commercial loan participations with outstanding balances approximating $2.4 million. The provision that was recorded is sufficient, in management’s judgment, to bring the allowance for loan losses to a level that reflects the losses inherent in our loan portfolio relative to loan mix, economic conditions and historical loss experience. Management believes, to the best of their knowledge, that all known losses as of the balance sheet dates have been recorded.
          Noninterest Income. Noninterest income increased $21,000, or 3.52%, to $617,000 for the three months ended December 31, 2010 from $596,000 for the same period in the prior year due mainly to higher gains from loan sales.
          Noninterest Expense. Noninterest expense increased by $1.7 million or 85.1%, to $3.7 million for the three months ended December 31, 2010 compared to the same period in 2009. The increase was due to a $1.4 million one-time contribution to Standard Charitable Foundation during the three months ended December 31, 2010. Excluding the one-time charitable contribution, noninterest expenses increased $321,000 or 16.1% due primarily to increased compensation and employee benefits and other operating expenses.
          Income Tax (Benefit)Expense. The Company recorded an income tax benefit of $130,000 for the three months ended December 31, 2010 compared to a provision for income tax of $477,000 for the same period in the prior year. The tax effect of the charitable foundation contribution was a benefit of $468,000.

Non-Performing and Problem Assets
          There were no loans in arrears 90 days or more and still accruing interest. Loans in arrears 90 days or more or in process of foreclosure (non-accrual loans) were as follows:

			Percentage
	Number of		of Loans
	Loans	Amount	Receivable
December 31, 2010	24	$3,670	1.26%
September 30, 2010	20	3,922	1.37
          At December 31, 2010 and September 30, 2010, the Company had two impaired loans totaling $2.4 million both of which were commercial participation loans. One of the loans in which the Company had a $1.4 million or 6.4% interest in a $21.4 million loan was secured by commercial real estate and a mall in West Virginia. The second commercial participation loan in which the Company had a $1.0 million or 13.5% interest in a $7.4 million loan to a commercial business borrower was collateralized by historical federal income tax credits. The final determination of the tax credits by the Internal Revenue Service is expected to move to the appeal process during the first half of calendar year 2011. The interest-only period on this loan was extended and the interest payments are currently being paid by the borrower.
          The related allowance for loan losses on impaired loans at December 31, 2010 and September 30, 2010 was $922,000 and $714,000, respectively. The average recorded investment in impaired loans during the quarter ended December 30, 2010 was $2.4 million and the Company recognized no interest income on impaired loans during the quarter.
Liquidity and Capital Resources
          Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the Federal Home Loan Bank of Pittsburgh, repurchase agreements and maturities, principal repayments and the sale of available-for-sale securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2010.
          At December 31, 2010, we had $19.1 million in loan commitments outstanding, $16.9 million of which were for commercial real estate loans and $2.2 million of which were for one- to four-family loans. In addition to commitments to originate loans, we had $13.0 million in unused lines of credit to borrowers and $1.2 million in undisbursed funds for construction loans in process. Certificates of deposit due within one year of December 31, 2010 totalled $35.3 million, or 11.3% of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan and securities sales, repurchase agreements and Federal Home Loan Bank advances.
          Current regulatory requirements specify that the Bank and similar institutions must maintain leverage capital equal to 4% of adjusted total assets and risk-based capital equal to 8% of risk-weighted assets. The Federal Deposit Insurance Corporation (“FDIC”) may require higher core capital ratios if warranted, and institutions are to maintain capital levels consistent with their risk exposures. The FDIC reserves the right to apply this higher standard to any insured financial institution when considering an institution’s capital adequacy. At December 31, 2010, Standard Bank was in compliance with all regulatory capital requirements with leverage and risk-based capital ratios of 11.83% and 19.40%, respectively.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable to smaller reporting companies.
ITEM 4. Controls and Procedures
          The Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
          There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
          At December 31, 2010, the Company is not involved in any pending legal proceedings other than non-material legal proceedings undertaken in the ordinary course of business.
ITEM 1A. Risk Factors
Not applicable to smaller reporting companies.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not Applicable
ITEM 3. Defaults Upon Senior Securities
Not Applicable
ITEM 4. (Removed and Reserved)
ITEM 5. Other Information
     (a) Not Applicable
     (b) Not Applicable

ITEM 6 Exhibits

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

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
STANDARD FINANCIAL CORP.

Signatures	Title	Date

/s/ Timothy K. Zimmerman Timothy K. Zimmerman	President, Chief Executive Officer and Director (Principal Executive Officer)	February 11, 2011

/s/ Colleen M. Brown Colleen M. Brown	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 11, 2011