Form 10-Q
period 2011-03-31
Standard Financial Corp.
filed 2011-05-11
CIK 1492915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).: ☐    Yes    ☑    No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,478,173 shares, par value $0.01, at May 1, 2011.

Standard Financial Corp.

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
Standard Financial Corp.
Consolidated Statements of Financial Condition (Unaudited)
(Dollars in thousands)

	March 31,	September 30,
	2011	2010

ASSETS
Cash on hand and due from banks	$1,786	$2,052
Interest-earning deposits in other institutions	10,444	36,936

Cash and Cash Equivalents	12,230	38,988

Investment securities available for sale, at fair value	56,358	54,948
Mortgage-backed securities available for sale, at fair value	43,534	22,589
Federal Home Loan Bank stock, at cost	3,107	3,416
Loans receivable, net of allowance for loan losses of $4,538 and $3,989	291,666	286,066
Loans held for sale	—	461
Foreclosed real estate	727	884
Office properties and equipment, at cost, less accumulated depreciation and amortization	4,029	3,847
Bank-owned life insurance	9,596	9,419
Goodwill	8,769	8,769
Core deposit intangible	771	855
Prepaid federal deposit insurance	972	1,174
Accrued interest and other assets	3,889	3,687

TOTAL ASSETS	$435,648	$435,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Demand, regular and club accounts	$189,414	$190,517
Certificate accounts	124,041	125,700

Total Deposits	313,455	316,217

Federal Home Loan Bank advances	37,995	37,805
Securities sold under agreements to repurchase	5,284	3,444
Advance deposits by borrowers for taxes and insurance	153	93
Stock subscriptions outstanding	—	29,461
Accrued interest and other expenses	3,155	2,749

TOTAL LIABILITIES	360,042	389,769

Stockholders’ Equity
Common Stock, $0.01 par value per share, 40,000,000 shares authorized, 3,478,173 shares issued	35	—
Paid-in-capital	33,371	—
Unearned Employee Stock Ownership Plan (ESOP) shares	(2,874)	—
Retained earnings	44,897	44,051
Accumulated other comprehensive income	177	1,283

TOTAL STOCKHOLDERS’ EQUITY	75,606	45,334

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$435,648	$435,103

See accompanying notes to the consolidated financial statements.

Standard Financial Corp.
Consolidated Statements of Income (Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended March 31,			Six Months Ended March 31,
	2011	2010		2011	2010
Interest and Dividend Income
Loans, including fees	$3,955		$3,982	$7,938		$8,000
Mortgage-backed securities	309		236	588		495
Investments:
Taxable	217		220	455		437
Tax-exempt	160		105	300		211
Interest-earning deposits	2		8	13		17

Total Interest and Dividend Income	4,643		4,551	9,294		9,160

Interest Expense
Deposits	936		1,154	1,960		2,396
Securities sold under agreements to repurchase	4		7	10		15
Federal Home Loan Bank advances	292		462	601		962

Total Interest Expense	1,232		1,623	2,571		3,373

Net Interest Income	3,411		2,928	6,723		5,787

Provision for Loan Losses	425		300	775		429

Net Interest Income after Provision for Loan Losses	2,986		2,628	5,948		5,358

Noninterest Income
Service charges	384		413	807		847
Earnings on bank-owned life insurance	96		95	194		191
Net securities gains	—		8	2		8
Net loan sale gains	12		—	61		—
Annuity and mutual fund fees	35		32	71		89
Other income	8		7	17		16

Total Noninterest Income	535		555	1,152		1,151

Noninterest Expenses
Compensation and employee benefits	1,357		1,296	2,728		2,427
Data processing	99		95	190		194
Premises and occupancy costs	256		249	482		467
Core deposit amortization	42		42	84		84
Automatic teller machine expense	74		68	150		136
Federal deposit insurance	107		108	218		216
Contribution to Standard Charitable Foundation	—		—	1,376		—
Other operating expenses	426		317	824		645

Total Noninterest Expenses	2,361		2,175	6,052		4,169

Income before Income Tax Expense	1,160		1,008	1,048		2,340

Income Tax Expense
Federal	275		273	147		700
State	57		51	55		101

Total Income Tax Expense	332		324	202		801

Net Income	$828		$684	$846		$1,539

Earnings Per Share (since inception October 6, 2010):
Basic earnings per common share	$0.26	$	N/A	$$0.26	$	N/A

Diluted earnings per common share	$0.26	$	N/A	$$0.26	$	N/A

See accompanying notes to the consolidated financial statements.

Standard Financial Corp.
Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
(Dollars in thousands)

					Accumulated
			Unearned		Other	Total
	Common	Paid-In	ESOP	Retained	Comprehensive	Stockholders’
	Stock	Capital	Shares	Earnings	Income (Loss)	Equity
Balance, September 30, 2010	$—	$—	$—	$44,051	$1,283	$45,334

Comprehensive loss:
Net income	—	—	—	846	—	846
Net change in unrealized loss on securities available for sale, net of reclassification adjustment, net of tax benefit	—	—	—	—	(1,106)	(1,106)

Total Comprehensive Loss	—	—	—	846	(1,106)	(260)

Issuance of common stock (3,478,173 shares)	35	33,340	(2,950)	—	—	30,425

Compensation expense on ESOP	—	31	76	—	—	107

Balance, March 31, 2011	$35	$33,371	$(2,874)	$44,897	$177	$75,606

See accompanying notes to the consolidated financial statements.

Standard Financial Corp.
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Six Months Ended March 31
	2011	2010
Cash Flows from Operating Activities
Net income	$846	$1,539
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	193	164
Provision for loan losses	775	429
Amortization of core deposit intangible	84	84
Net amortization of premium/discount on securities	186	101
Net gain on securities	(2)	(8)
Origination of loans held for sale	(2,519)	—
Proceeds from sale of loans held for sale	3,041	—
Gain on sale of loans held for sale	(61)	—
Compensation expense on ESOP	107	—
Stock contribution to Charitable Foundation	1,176	—
Deferred income taxes	(623)	(213)
Decrease in accrued interest and other assets	190	67
Decrease (increase) in prepaid Federal deposit insurance	202	(1,378)
Earnings on bank-owned life insurance	(194)	(191)
Decrease in accrued interest payable	(20)	(46)
Decrease in other accrued expenses	—	74
Increase in accrued income taxes payable	525	737
Other, net	45	25

Net Cash Provided by Operating Activities	3,951	1,384

Cash Flows from Investing Activities
Net increase in loans	(6,505)	(7,060)
Purchases of investment securities available for sale	(19,896)	(22,111)
Purchases of mortgage-backed securities available for sale	(25,973)	—
Proceeds from maturities/principal repayments/calls of:
Investment securities available for sale	16,816	15,712
Mortgage-backed securities available for sale	4,334	4,421
Proceeds from sales of investment securities available for sale	504	1,265
Proceeds from sales of mortgage-backed securities available for sale	—	848
Redemption of Federal Home Loan Bank stock	309	—
Proceeds from sales of foreclosed real estate	259	143
Net purchases of office properties and equipment	(375)	(37)

Net Cash (Used in) Investing Activities	(30,527)	(6,819)

Cash Flows from Financing Activities
Net (decrease) increase in demand, regular and club accounts	(190)	13,541
Net (decrease) increase in certificate accounts	(1,371)	10,721
Net increase (decrease) in securities sold under agreements to repurchase	1,840	(961)
Additional stock proceeds less conversion expenses	457	—
Purchase of ESOP shares	(1,168)	—
Repayments of Federal Home Loan Bank advances	(2,223)	(9,530)
Proceeds from Federal Home Loan Bank advances	2,413	4,990
Increase (decrease) in advance deposits by borrowers for taxes and insurance	60	(616)

Net Cash (Used in) Provided by Financing Activities	(182)	18,145

Net (Decrease) Increase in Cash and Cash Equivalents	(26,758)	12,710
Cash and Cash Equivalents — Beginning	38,988	12,420

Cash and Cash Equivalents — Ending	$12,230	$25,130

Supplementary Cash Flows Information
Interest paid	$2,591	$3,419

Income taxes paid	$300	$278

Supplementary Schedule of Noncash Investing and Financing Activities
Foreclosed real estate acquired in settlement of loans	$130	$252

Issuance of common stock from stock subscription payable	$28,759	$—

Issuance of common stock from use of customer deposit accounts	$1,201	$—

Issuance of common stock for ESOP plan	$1,782	$—

Securities purchased not settled	$—	$1,229

See accompanying notes to the consolidated financial statements.

STANDARD FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)
March 31, 2011
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
(2) Basis of Presentation
     The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles in the United States. All adjustments (consisting of normal recurring adjustments), which, in the opinion of management are necessary for a fair presentation of the financial statements and to make the financial statements not misleading have been included. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes thereto included in the Company’s Annual Report for the fiscal year ended September 30, 2010. The results for the three and six month periods ended March 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2011 or any future interim period.
Certain amounts in the 2010 financial statements have been reclassified to conform with the 2011 presentation format. These reclassifications had no effect on stockholders’ equity or net income.
(3) Comprehensive Income (Loss)
     Recognized revenue, expenses, gains and losses are included in net income. However, certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of stockholders’ equity in the Statements of Financial Condition. Such items, along with net income, are components of comprehensive income. The components of other comprehensive income (loss) and related tax effects for the three and six months ended March 31, 2011 and 2010 are as follows (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010

Unrealized holding gain (loss) on available-for-sale securities	$119	$11	$(1,674)	$(213)
Reclassification adjustment for gains realized in income	—	(8)	(2)	(8)

Net Unrealized Gain (Loss)	119	3	(1,676)	(221)

Income tax (expense) benefit	(40)	(1)	570	75

Net of Tax Amount	$79	$2	$(1,106)	$(146)

STANDARD FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)
March 31, 2011
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
     In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The

STANDARD FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)
March 31, 2011
(4) Recent Accounting Pronouncements (Continued)
amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.
     In January 2011, the FASB issued ASU 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The amendments in this Update temporarily delay the effective date of the disclosures about troubled debt restructurings in Update 2010-20, enabling public-entity creditors to provide those disclosures after the FASB clarifies the guidance for determining what constitutes a troubled debt restructuring. The deferral in this Update will result in more consistent disclosures about troubled debt restructurings. This amendment does not defer the effective date of the other disclosure requirements in Update 2010-20. In the proposed Update for determining what constitutes a troubled debt restructuring, the FASB proposed that the clarifications would be effective for interim and annual periods ending after June 15, 2011. For the new disclosures about troubled debt restructurings in Update 2010-20, those clarifications would be applied retrospectively to the beginning of the fiscal year in which the proposal is adopted. The adoption of this guidance in not expected to have a significant impact on the Company’s financial statements.
     In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The amendments in this Update provide additional guidance or clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The amendments in this Update are effective for the first interim or annual reporting period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. This ASU is not expected to have a significant impact on the Company’s financial statements.

STANDARD FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)
March 31, 2011
(5) Investment Securities
     Investment securities available for sale at March 31, 2011 and at September 30, 2010 were as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2011:
U.S. government and agency obligations due:
Beyond 1 year but within 5 years	$20,286	$15	$(54)	$20,247
Beyond 5 years but within 10 years	4,500	—	(133)	4,367
Corporate bonds due:
Within 1 year	1,010	10	—	1,020
Beyond 1 year but within 5 years	6,254	13	(34)	6,233
Municipal obligations due:
Within 1 year	3,258	22	—	3,280
Beyond 1 year but within 5 years	930	13	—	943
Beyond 5 years but within 10 years	15,877	406	(243)	16,040
Beyond 10 years	3,019	72	(34)	3,057
Equity securities:
CRA Investment Fund	750	—	(8)	742
Freddie Mac common stock	10	—	—	10
Common stocks	372	60	(13)	419

	$56,266	$611	$(519)	$56,358

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2010:
U.S. government and agency obligations due:
Beyond 1 year but within 5 years	$25,846	$94	$—	$25,940
Beyond 5 years but within 10 years	1,002	7	—	1,009
Corporate bonds due:
Within 1 year	1,521	27	—	1,548
Beyond 1 year but within 5 years	6,255	16	(24)	6,247
Municipal obligations due:
Within 1 year	2,402	13	—	2,415
Beyond 1 year but within 5 years	4,203	69	—	4,272
Beyond 5 years but within 10 years	3,864	232	—	4,096
Beyond 10 years	7,568	699	—	8,267
Equity securities:
CRA Investment Fund	750	11	—	761
Freddie Mac common stock	10	—	—	10
Common stocks	374	29	(20)	383

	$53,795	$1,197	$(44)	$54,948

STANDARD FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)
March 31, 2011
(5) Investment Securities (Continued)
     During the six months ended March 31, 2011, losses on sales of investment securities were $2,000 and proceeds from such sales were $504,000. During the six months ended March 31, 2010, gains and losses on sales of investment securities netted to $0 and proceeds from such sales were $1.3 million.
     The following table shows the fair value and gross unrealized losses on investment securities and the length of time that the securities have been in a continuous unrealized loss position at March 31, 2011 and at September 30, 2010 (dollars in thousands):

	March 31, 2011
	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. government and agency obligations	$11,314	(187)	$—	$—	$11,314	$(187)
Corporate bonds	5,966	(34)	—	—	5,966	(34)
Municipal obligations	9,098	(277)	—	—	9,098	(277)
Equity securities	742	(8)	67	(13)	809	(21)

Total Temporarily Impaired Securities	$27,120	$(506)	$67	$(13)	$27,187	$(519)

	September 30, 2010
	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate bonds	$3,976	$(24)	$—	$—	$3,976	$(24)
Equity securities	—	—	60	(20)	60	(20)

Total Temporarily Impaired Securities	$3,976	$(24)	$60	$(20)	$4,036	$(44)

     At March 31, 2011 and September 30, 2010, the Company held 28 and 7, respectively, securities in an unrealized loss position. The decline in the fair value of these securities resulted primarily from interest rate fluctuations. The Company does not intend to sell these securities nor is it more likely than not that the Company would be required to sell these securities before its anticipated recovery, and the Company believes the collection of the investment and related interest is probable. Based on the above, the Company considers all of the unrealized losses to be temporary impairment losses.

STANDARD FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)
March 31, 2011
(6)— Mortgage-Backed Securities
     Mortgage-backed securities available for sale at March 31, 2011 and at September 30, 2010 were as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2011:
Government pass-throughs:
Government National Mortgage Association	$19,722	$30	$(72)	$19,680
Freddie Mac	5,786	305	—	6,091
Fannie Mae	17,204	227	(327)	17,104
Private pass-throughs	135	—	—	135
Collateralized mortgage obligations	512	12	—	524

	$43,359	$574	$(399)	$43,534

		Gross	Gros
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2010:
Government pass-throughs:
Government National Mortgage Association	$6,665	$69	$—	$6,734
Freddie Mac	7,876	412	—	8,288
Fannie Mae	6,447	296	—	6,743
Private pass-throughs	139	—	(1)	138
Collateralized mortgage obligations	672	14	—	686

	$21,799	$791	$(1)	$22,589

     During the six months ended March 31, 2011, there were no sales of mortgage-backed securities. During the six months ended March 31, 2010, gains on sales of mortgage-backed securities totaled $8,000 and proceeds from such sales were $848,000.

STANDARD FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)
March 31, 2011
(6) — Mortgage-Backed Securities (Continued)
     The following table shows the fair value and gross unrealized losses on mortgage-backed securities and the length of time that the securities have been in a continuous unrealized loss position at March 31, 2011 and at September 30, 2010 (dollars in thousands):

	March 31, 2011
	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Government National Mortgage Association	$13,250	$(72)	$—	$—	$13,250	$(72)
Fannie Mae	10,004	(327)			10,004	(327)

Total Temporarily Impaired Securities	$23,254	$(399)	$—	$—	$23,254	$(399)

	September 30, 2010
	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Private pass-throughs	$—	$—	$138	$(1)	$138	$(1)

Total Temporarily Impaired Securities	$—	$—	$138	$(1)	$138	$(1)

     At March 31, 2011 and September 30, 2010, the Company held 6 and 1, respectively, mortgage-backed securities in an unrealized loss position. The decline in the fair value of these securities resulted primarily from interest rate fluctuations. The Company does not intend to sell these securities nor is it more likely than not that the Company would be required to sell these securities before its anticipated recovery, and the Company believes the collection of the investment and related interest is probable. Based on the above, the Company considers all of the unrealized losses to be temporary impairment losses.
     Mortgage-backed securities with a carrying value of $11.5 million and $9.0 million were pledged to secure repurchase agreements and public fund accounts at March 31, 2011 and at September 30, 2010, respectively.

STANDARD FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)
March 31, 2011
(7) — Loans Receivable and Related Allowance for Loan Losses
The following table summarizes the primary segments of the loan portfolio as of March 31, 2011 and September 30, 2010 (dollars in thousands):

	Real Estate Loans
	One-to-four-family		Home
	Residential	Commercial	Equity Loans
	and	Real	and Lines		Other
	Construction	Estate	of Credit	Commercial	Loans (1)	Total
March 31, 2011:
Total loans before allowance for loan losses	$148,630	$87,911	$45,807	$11,163	$2,693	$296,204

Individually evaluated for impairment	—	1,379	—	978	—	2,357
Collectively evaluated for impairment	148,630	86,532	45,807	10,185	2,693	293,847

September 30, 2010:
Total loans before allowance for loan losses	$143,513	$86,051	$47,523	$9,956	$3,012	$290,055

Individually evaluated for impairment	$—	$1,379	$—	$1,000	$—	$2,379
Collectively evaluated for impairment	$143,513	$84,672	$47,523	$8,956	$3,012	$287,676

(1)	Consists of automobile loans, consumer loans and loans secured by saving accounts.
     The segments of the Bank’s loan portfolio are disaggregated to a level that allows management to monitor risk and performance. Real estate loans are disaggregated into three categories which include one-to-four family residential (including residential construction loans), commercial real estate (which are primarily first liens) and home equity loans and lines of credit (which are generally second liens). The commercial loan segment consists of loans made for the purpose of financing the activities of commercial customers. Other loans consist of automobile loans, consumer loans and loans secured by savings accounts.
     Management evaluates individual loans in the commercial and commercial real estate loan segments for possible impairment if the loan is in nonaccrual status or is risk rated Substandard, Doubtful or Loss and is greater than 90 days past due. Loans are considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in evaluating impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. The Company does not separately evaluate individual consumer and residential real estate loans for impairment, unless such loans are part of a larger relationship that is impaired, or are classified as a troubled debt restructuring agreement. Once the determination has been made that a loan is impaired, the determination of whether a specific allocation of the allowance is necessary is measured by comparing the recorded investment in the loan to the fair value of the loan using one of three methods: (a) the present value of expected future cash flows discounted at the loan’s effective interest rate; (b) the loan’s observable

STANDARD FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)
March 31, 2011
(7) — Loans Receivable and Related Allowance for Loan Losses (Continued)
market price; or (c) the fair value of the collateral less selling costs. The method is selected on a loan-by loan basis, with management primarily utilizing the fair value of collateral method. The evaluation of the need and amount of a specific allocation of the allowance and whether a loan can be removed from impairment status is made on a quarterly basis. The Company’s policy for recognizing interest income on impaired loans does not differ from its overall policy for interest recognition.
     The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary at March 31, 2011 and September 30, 2010 (dollars in thousands):

			Impaired Loans
	Impaired Loans With		Without
	Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
March 31, 2011:
Commercial real estate	$1,379	$621	$—	$1,379	$1,379
Commercial	978	293	—	978	978

Total impaired loans	$2,357	$914	$—	$2,357	$2,357

September 30, 2010:
Commercial real estate	$1,379	$414	$—	$1,379	$1,379
Commercial	1,000	300	—	1,000	1,000

Total impaired loans	$2,379	$714	$—	$2,379	$2,379

     The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated (dollars in thousands):

	Three months ended March 31,		Six months ended March 31,
	2011	2010	2011	2010
Average investment in impaired loans:
Commercial real estate	$1,384	$—	$1,384	$—
Commercial	985	—	990	—

Total impaired loans	$2,369	$—	$2,374	$—

Interest income recognized on impaired loans:
Accrual basis	$—	$—	$—	$—
Cash basis	$—	$—	$—	$—
     The loan rating categories utilized by management generally follow bank regulatory definitions. The special mention category includes assets that are currently protected but are potentially weak, resulting in an undue and unwarranted credit risk, but not to the point of justifying a substandard classification. Loans in the substandard

STANDARD FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)
March 31, 2011
(7) — Loans Receivable and Related Allowance for Loan Losses (Continued)
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

STANDARD FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)
March 31, 2011
(7) — Loans Receivable and Related Allowance for Loan Losses (Continued)
     The following table presents the classes of the loan portfolio summarized by the aggregate pass and the criticized categories of special mention, substandard and doubtful within the internal risk rating system as of March 31, 2011 and September 30, 2010 (dollars in thousands):

		Special
	Pass	Mention	Substandard	Doubtful	Total

March 31, 2011:
First mortgage loans:
One-to-four-family residential and construction	$148,260	$—	$370	$—	$148,630
Commercial real estate	82,176	4,271	1,464	—	87,911
Home equity loans and lines of credit	45,743	—	64	—	45,807
Commercial loans	10,185	—	978	—	11,163
Other loans (1)	2,684	—	6	3	2,693

Total	$289,048	$4,271	$2,882	$3	$296,204

September 30, 2010:
First mortgage loans:
One-to-four-family residential and construction	$142,457	$—	$1,056	$—	$143,513
Commercial real estate	79,023	5,392	1,636	—	86,051
Home equity loans and lines of credit	47,307	—	216	—	47,523
Commercial loans	8,956	—	1,000	—	9,956
Other loans (1)	2,998	—	—	14	3,012

Total	$280,741	$5,392	$3,908	$14	$290,055

(1)	Consists of automobile loans, consumer loans and loans secured by savings accounts.

STANDARD FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)
March 31, 2011
(7) — Loans Receivable and Related Allowance for Loan Losses (Continued)
     Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of March 31, 2011 and September 30, 2010 (dollars in thousands):

		30-59 Days	60-89 Days	Non-Accrual	Total
	Current	Past Due	Past Due	(90 Days+)	Loans

March 31, 2011:
First mortgage loans:
One-to-four-family residential and construction	$145,061	$2,911	$288	$370	$148,630
Commercial real estate	82,701	2,854	892	1,464	87,911
Home equity loans and lines of credit	45,516	140	87	64	45,807
Commercial loans	9,980	95	110	978	11,163
Other loans (1)	2,661	16	13	3	2,693

Total	$285,919	$6,016	$1,390	$2,879	$296,204

September 30, 2010:
First mortgage loans:
One-to-four-family residential and construction	$138,312	$2,842	$1,303	$1,056	$143,513
Commercial real estate	81,750	2,261	404	1,636	86,051
Home equity loans and lines of credit	47,016	284	7	216	47,523
Commercial loans	8,956	—	—	1,000	9,956

Other loans (1)	2,976	22	—	14	3,012

Total	$279,010	$5,409	$1,714	$3,922	$290,055

(1)	Consists of automobile loans, consumer loans and loans secured by savings accounts.
     An allowance for loan losses (“ALL”) is maintained to absorb losses from the loan portfolio. The ALL is based on management’s continuing evaluation of the risk characteristics and credit quality of the loan portfolio, assessment of current economic conditions, diversification and size of the portfolio, adequacy of collateral, past and anticipated loss experience, and the amount of non-performing loans.
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
March 31, 2011
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
     The following table summarizes the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2011 and September 30, 2010. Activity in the allowance is presented for the six months ended March 31, 2011 (dollars in thousands):

	Real Estate Loans
	One-to-four-family		Home
	Residential	Commercial	Equity Loans
	and	Real	and Lines		Other
	Construction	Estate	of Credit	Commercial	Loans (1)	Total

Balance at September 30, 2010	$609	$2,460	$220	$483	$217	$3,989
Charge-offs	(25)	(192)	—	(46)	(18)	(281)
Recoveries	12	31	—	3	9	55
Provision	312	423	7	14	19	775

Balance at March 31, 2011	$908	$2,722	$227	$454	$227	$4,538

Individually evaluated for impairment	$—	$621	$—	$293	$—	$914
Collectively evaluated for impairment	$908	$2,101	$227	$161	$227	$3,624

(1)	Consists of automobile loans, consumer loans and loans secured by savings accounts.
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

STANDARD FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)
March 31, 2011
(8) — Contribution to Standard Charitable Foundation
     The Company made a $1.4 million one-time contribution to Standard Charitable Foundation during the quarter ended December 31, 2010 in connection with its stock conversion. This contribution represented $1.2 million or 3.5% of the stock issued on October 6, 2010 and $200,000 in cash. The after tax impact on net income of this one-time contribution was net expense of $908,000 (net of income tax benefit of $468,000).
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
     Compensation is recognized under the shares released method and compensation expense is equal to the fair value of the shares committed to be released and unallocated ESOP shares are excluded from outstanding shares for purposes of computing EPS. Compensation expense related to the ESOP of $107,000 was recognized during the six months ended March 31, 2011.
     As of December 31, 2010 (the ESOP’s plan year end), the ESOP held a total of 278,254 shares of the Company’s stock, and there were 274,640 unallocated shares. The fair market value of the unallocated ESOP shares was $3,804,000 at December 31, 2010. During the year ended December 31, 2010, a partial year allocation of 3,614 shares was released for allocation.
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
March 31, 2011
(10) — Fair Value Measurements (Continued)
     The following table presents the assets reported on the balance sheet at their fair value as of March 31, 2011 and September 30, 2010 by level within the fair value hierarchy (dollars in thousands):

	March 31, 2011
	Level I	Level II	Level III	Total
Assets measured at fair value on a recurring basis:
U.S. government and agency obligations	$—	$24,614	$—	$24,614
Corporate bonds	—	7,253	—	7,253
Municipal obligations	—	23,320	—	23,320
Equity securities	1,171	—	—	1,171
Mortgage-backed securities	—	43,534	—	43,534

Assets measured at fair value on a non-recurring basis:
Impaired loans	—	—	1,443	1,443
Foreclosed real estate	—	727	—	727

	$1,171	$99,448	$1,443	$102,062

	September 30, 2010
	Level I	Level II	Level III	Total
Assets measured at fair value on a recurring basis:
U.S. government and agency obligations	$—	$26,949	$—	$26,949
Corporate bonds	—	7,795	—	7,795
Municipal obligations	—	19,050	—	19,050
Equity securities	1,154	—	—	1,154
Mortgage-backed securities		22,589	—	22,589
Assets measured at fair value on a non-recurring basis:
Impaired loans	—	—	1,665	1,665
Foreclosed real estate	—	884	—	884
Loans held for sale	—	461	—	461

	$1,154	$77,728	$1,665	$80,547

     No liabilities are carried at fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. Fair values for U.S. government and agency obligations, corporate bonds, municipal obligations and mortgage-backed securities are valued at valued at observable market data for similar assets. Equity securities are valued at the closing price reported on the active market on which the individual securities are traded. Impaired loans are valued on a loan by loan basis using one of three methods: a) the present value of expected future cash flows discounted at the loan’s effective interest rate; (b) the loan’s observable market price; or (c) the fair value of the collateral less selling costs.

STANDARD FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)
March 31, 2011
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
March 31, 2011
Note 11 — Fair Value of Financial Instruments (Continued)
     The carrying amounts and estimated fair value of the Company’s financial assets and financial liabilities at March 31, 2011 and September 30, 2010 (dollars in thousands):

	March 31, 2011		September 30, 2010
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
Financial Assets:
Cash on hand and due from banks	$1,786	$1,786	$2,052	$2,052
Interest-earning deposits in other institutions	10,444	10,444	36,936	36,936
Investment securities	56,358	56,358	54,948	54,948
Mortgage-backed securities	43,534	43,534	22,589	22,589
Loans receivable	298,563	291,666	296,430	286,066
Loans held for sale	—	—	461	461
Accrued interest receivable	1,488	1,488	1,399	1,399
Federal Home Loan Bank stock	3,107	3,107	3,416	3,416
Bank-owned life insurance	9,596	9,596	9,419	9,419

Financial Liabilities:
Deposits	316,579	313,455	321,630	316,217
Federal Home Loan Bank advances	38,998	37,995	39,417	37,805
Securities sold under agreements to repurchase	5,284	5,284	3,444	3,444
Accrued interest payable	303	303	323	323

Off-balance sheet financial insturments:
Commitment to extend credit and letters of credit	—	—	—	—
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis provides further detail to the financial condition and results of operations of the Company. The section should be read in conjunction with the notes and financial statements presented elsewhere in this report.
     The Company’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of March 31, 2011 have remained unchanged from the disclosures presented in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”
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
Comparison of Financial Condition at March 31, 2011 and September 30, 2010
     General. The Company’s total assets increased $545,000, or 0.13%, to $435.6 million at March 31, 2011 from $435.1 million at September 30, 2010. Total assets increased due to an increase in mortgage-backed securities available for sale of $20.9 million or 92.7%, an increase in net loans of $5.6 million or 2.0% and an increase in investment securities of $1.4 million or 2.6% which was offset by a decrease in cash and cash equivalents of $26.8 million or 68.6%. The increases in mortgage-backed securities, investment securities and net loans and the offsetting decrease in cash and cash equivalents were the result of the Company investing the net proceeds received in the stock conversion.
     Total liabilities of the Company decreased $29.7 million or 7.6% to $360.0 million at March 31, 2011 from $389.8 million at September 30, 2010. The decrease was due primarily to the investment of the net cash proceeds received from the stock offering of $29.5 million. In addition, deposits decreased $2.8 million or 0.87% due in part to depositors using funds from their accounts to purchase stock in the stock offering. This decrease was partially offset by an increase in securities sold under agreements to repurchase of $1.8 million or 53.4%.
     Stockholders’ equity increased $30.3 million or 66.8% to $75.6 million at March 31, 2011 from $45.3 million at September 30, 2010. The increase was due primarily to an increase in paid-in-capital of $33.4 million as a result of the stock conversion and an increase in retained earnings of $846,000. The increase was partially offset by a decrease in unearned employee stock ownership plan of $2.9 million which represented the unallocated employee stock ownership plan shares and a decrease in accumulated other comprehensive income of $1.1 million.
     Cash and Cash Equivalents. At March 31, 2011, cash and cash equivalents consisted of cash on hand and due from banks and interest-earning deposits. Cash and cash equivalents decreased $26.8 million or 68.6% to $12.2 million at March 31, 2011 from $39.0 million at September 30, 2010. This decrease was due primarily to a decrease in interest-earning deposits as proceeds from the stock conversion were used to purchase securities and fund loans.
     Loans. At March 31, 2011, net loans were $291.7 million, or 66.9% of total assets, an increase of $5.6 million from $286.1 million or 65.8% of total assets at September 30, 2010. This increase was primarily due to increases of $5.1 million in the one- to four-family residential real estate portfolio and $1.9 million in the commercial real estate portfolio.
     Investment Securities. At March 31, 2011, the Company’s investment securities available for sale portfolio increased $1.4 million or 2.6% to $56.4 million at March 31, 2011 from $54.9 million at September 30, 2010. The increase was due primarily to the use of proceeds from the stock conversion to purchase investment securities. Purchases during the six months ended March 31, 2011 of $19.9 million were offset by maturities, repayments and calls of $16.8 million, unrealized losses of $1.1 million and sales of $504,000 of investment securities.
     Mortgage-Backed Securities. At March 31, 2011, the Company’s mortgage-backed securities available for sale portfolio increased $20.9 million or 92.7% to $43.5 million at March 31, 2011 from $22.6 million at September 30, 2010. Purchases of mortgage-backed securities during the six months ended March 31, 2011 were $26.0 million utilizing proceeds from the stock conversion. Partially offsetting these increases were repayments on mortgage-backed securities of $4.3 million and net unrealized losses of $615,000.
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
     Our deposits decreased $2.8 million, or 0.87%, to $313.5 million at March 31, 2011 from $316.2 million at September 30, 2010. The decrease resulted from a $3.9 million, or 2.9%, decrease in savings accounts and a decrease in certificates of deposit of $1.7 million or 1.3%, partially offset by an increase in demand and NOW accounts of $2.8 million or 4.7%. The decrease was due in part to depositors using funds from their accounts to purchase stock in the stock offering.
     Borrowings. Our borrowings consist of advances from the Federal Home Loan Bank of Pittsburgh and funds borrowed under repurchase agreements. Total borrowings increased $2.1 million or 4.9% to $43.3 million at March 31, 2011 from $41.2 million at September 30, 2010. The increase was mainly due to a $1.8 million increase in repurchase agreements with commercial deposit customers.
     Stockholders’ Equity. Stockholders’ Equity increased $30.3 million or 66.8% to $75.6 million at March 31, 2011 from $45.3 million at September 30, 2010. The increase was due primarily to an increase in paid-in-capital of $33.4 million as a result of the stock conversion and net income for the six month period ended March 31, 2011 of $846,000. The increase was partially offset by a decrease in unearned employee stock ownership plan shares of $2.9 million which represented the unallocated employee stock ownership plan shares and a decrease in accumulated other comprehensive income of $1.1 million.
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

	For the Three Months Ended March 31,
	2011			2010
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
			(Dollars in thousands)
Interest-earning assets:
Loans	$296,375	$3,955	5.34%	$279,436	$3,982	5.70%
Investment and mortgage-backed securities	95,941	686	2.86%	68,208	561	3.29%
Interest earning deposits	11,075	2	0.07%	16,094	8	0.20%

Total interest-earning assets	403,391	4,643	4.60%	363,738	4,551	5.01%

Noninterest-earning assets	28,878			30,124

Total assets	$432,269			$393,862

Interest-bearing liabilities:
Savings accounts	$120,524	135	0.45%	$123,809	301	0.97%
Certificates of deposit	124,134	785	2.53%	117,048	823	2.81%
Money market accounts	5,836	3	0.21%	5,293	4	0.30%
Demand and NOW accounts	60,946	13	0.09%	53,076	26	0.20%

Total deposits	311,440	936	1.20%	299,226	1,154	1.54%
Federal Home Loan Bank advances	37,944	292	3.08%	45,286	462	4.08%
Securities sold under agreements to repurchase	4,822	4	0.33%	3,477	7	0.81%

Total interest-bearing liabilities	354,206	1,232	1.39%	347,989	1,623	1.87%

Noninterest-bearing liabilities	2,911			2,411

Total liabilities	357,117			350,400
Stockholders’ equity	75,152			43,462

Total liabilities and stockholders’ equity	$432,269			$393,862

Net interest income		$3,411			$2,928

Net interest rate spread (1)			3.21%			3.14%
Net interest-earning assets(2)	$49,185			$15,749

Net interest margin (3)			3.38%			3.22%
Average interest-earning assets to interest-bearing liabilities	113.89%			104.53%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Six Months Ended March 31,
	2011			2010
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$294,260	$7,938	5.40%	$277,862	$8,000	5.76%
Investment and mortgage-backed securities	95,486	1,343	2.81%	68,777	1,143	3.32%
Interest earning deposits	16,560	13	0.16%	15,142	17	0.22%

Total interest-earning assets	406,306	9,294	4.58%	361,781	9,160	5.06%

Noninterest-earning assets	28,693			29,508

Total assets	$434,999			$391,289

Interest-bearing liabilities:
Savings accounts	$121,976	312	0.51%	$123,146	665	1.08%
Certificates of deposit	124,582	1,610	2.58%	114,224	1,671	2.93%
Money market accounts	6,332	8	0.25%	5,316	7	0.26%
Demand and NOW accounts	60,358	30	0.10%	53,381	53	0.20%

Total deposits	313,248	1,960	1.25%	296,067	2,396	1.62%
Federal Home Loan Bank advances	37,697	601	3.19%	45,947	962	4.19%
Securities sold under agreements to repurchase	4,899	10	0.41%	3,534	15	0.85%

Total interest-bearing liabilities	355,844	2,571	1.45%	345,548	3,373	1.95%

Noninterest-bearing liabilities	4,114			2,613

Total liabilities	359,958			348,161

Stockholders’ equity	75,041			43,128

Total liabilities and stockholders’ equity	$434,999			$391,289

Net interest income		$6,723			$5,787

Net interest rate spread (1)			3.13%			3.11%
Net interest-earning assets (2)	$50,462			$16,233

Net interest margin (3)			3.31%			3.20%
Average interest-earning assets to interest-bearing liabilities	114.18%			104.70%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended March 31, 2011 and 2010
     General. Net income for the quarter ended March 31, 2011 was $828,000, an increase of $144,000 or 21.1%, from $684,000 for the quarter ended March 31, 2010. The increase in net income was primarily the result of an increase in net interest income of $483,000 or 16.5%, partially offset by increases in the provision for loan losses of $125,000 and non-interest expenses of $186,000.
     Net Interest Income. Net interest income increased by $483,000 or 16.5%, to $3.4 million for the three months ended March 31, 2011 from $2.9 million for the three months ended March 31, 2010. Our net interest rate spread and net interest rate margin were 3.21% and 3.38%, respectively for the three months ended March 31, 2011 compared to 3.14% and 3.22% for the same period in the prior year.
     Interest and Dividend Income. Total interest and dividend income of $4.6 million for the three months ended March 31, 2011 increased by $92,000 compared to the same period in the prior year. Total interest and dividend income increased due to an increase in the average balance of interest earning assets which was partially offset by a decrease in the average yield on interest earning assets. Average interest earning assets increased by $39.7 million, or 10.9% to $403.4 million for the three months ended March 31, 2011 from $363.7 million for the same period in 2010. The average yield on interest earning assets decreased to 4.60% for the three months ended March 31, 2011 from 5.00% for the same period in the prior year. The average yield on all categories of interest earning assets decreased from the same period in the prior year.
     Interest income on loans decreased $27,000, or 0.68%, to $4.0 million for the three months ended March 31, 2011 due to a decrease in the average yield on loans. The average yield on loans receivable decreased to 5.34% for the three months ended March 31, 2011 from 5.70% for the same period in the prior year. The decrease in average yield was primarily attributable to our variable rate loans adjusting downward as well as the origination of new loans in a generally lower interest rate environment and repayment/refinance of higher rate loans. Average loans receivable increased by $16.9 million, or 6.1%, to $296.4 million for the three months ended March 31, 2011 from $279.4 million for the same period in the prior year. This increase was primarily attributable to continued loan demand throughout our market area.
     Interest income on investment and mortgage-backed securities increased by $125,000, or 22.3%, to $686,000 for the three months ended March 31, 2011 from $561,000 for the same period in the prior year. This increase was due primarily to an increase in the average balance of investment and mortgage-backed securities, which increased by $27.7 million, or 40.7%, to $95.9 million for the three months ended March 31, 2011 from $68.2 million for the same period in the prior year. The increase in the average balance was due to the investment of the net proceeds from the stock conversion. This increase was partially offset by a decrease in the average yield earned on investments and mortgage-backed securities, which decreased to 2.86% for the three months ended March 31, 2011 from 3.29% for the same period in the prior year due to new investments added in a lower interest rate environment and variable rate investments that adjusted downward.
     Interest Expense. Total interest expense decreased by $391,000, or 24.1%, to $1.2 million for the three months ended March 31, 2011 from $1.6 million for the same period in 2010. This decrease in interest expense was due to a decrease in the average cost of interest-bearing liabilities to 1.39% for the three months ended March 31, 2011 from 1.87% for the prior year period, which was partially offset by an increase in the average balance of interest-bearing liabilities. Average interest-bearing liabilities increased by $6.2 million, or 1.8%, to $354.2 million for the three months ended March 31, 2011 from $348.0 million for the same period in the prior year.
     Interest expense on deposits decreased by $218,000, or 18.9%, to $936,000 for the three months ended March 31, 2011 from $1.2 million for the same period in the prior year. This was primarily the result of a decrease in interest expense on savings accounts of $166,000 or 55.2% and a decrease in interest expense on certificates of deposit of $38,000 or 4.6%. The average cost of deposits declined from 1.54% for the three months ended March 31, 2010 to 1.20% for the three months ended March 31, 2011. The continued low level of market interest rates enabled us to reduce the rates of interest paid on deposit products. Partially offsetting the decrease in the average cost was an increase in the average balance of certificates of deposit which increased $7.1 million, or 6.1%, to $124.1 million for the three months ended March 31, 2011 from $117.1 million for the same period in 2010, and an increase in the average balance of demand and NOW accounts of $7.9 million or 14.8% for the three months ended March 31, 2011 compared to the same period in 2010.
     Interest expense on Federal Home Loan Bank advances decreased $170,000 or 36.8%, to $292,000 for the three months ended March 31, 2011 from $462,000 for the same period during 2010. The average balance of advances decreased $7.3 million or 16.2% to $37.9 million for the three months ended March 31, 2011 compared to the same period in the prior year. In addition, the average cost of advances decreased to 3.08% for the quarter ended March 31, 2011 from 4.08% for the quarter ended March 31, 2010.
     Provision for Loan Losses. The provision for loan losses increased by $125,000, or 41.7%, to $425,000 for the three months ended March 31, 2011 from $300,000 for the same period in 2010. Non-performing loans at March 31, 2011 were $2.9 million or 0.97% of total loans compared to $550,000 or 0.20% of total loans at March 31, 2010. The increase from the prior year was due primarily to two commercial loan participations with outstanding balances totaling $2.4 million. The provision that was recorded is sufficient, in management’s judgment, to bring the allowance for loan losses to a level that reflects the losses inherent in our loan portfolio relative to loan mix, economic conditions and historical loss experience. Management believes, to the best of their knowledge, that all known losses as of the balance sheet dates have been recorded.
     Noninterest Income. Noninterest income decreased $20,000 or 3.6%, to $535,000 for the three months ended March 31, 2011 from $555,000 for the same period in the prior year due mainly to lower overdraft fee income.
     Noninterest Expense. Noninterest expense increased by $186,000 or 8.6%, to $2.4 million for the three months ended March 31, 2011 compared to the same period in 2010. The increase was due primarily to increased compensation and employee benefits and other operating expenses, a portion of which were due to operating as a public company.
     Income Tax Expense. The Company recorded income tax expense of $332,000 for the three months ended March 31, 2011 at an effective tax rate of 28.6%compared to $324,000 for the same period in the prior year at an effective tax rate of 32.1%.
Comparison of Operating Results for the Six Months Ended March 31, 2011 and 2010
     General. Net income for the six months ended March 31, 2011 was $846,000, a decrease of $693,000 or 45.0%, from $1.5 million for the six months ended March 31, 2010. The decrease in net income was due to a $1.4 million one-time contribution to Standard Charitable Foundation ($908,000 after tax impact). This contribution represented $1.2 million or 3.5% of the stock issued on October 6, 2010 and $200,000 in cash. Excluding the after tax impact of the contribution, net income would have been $1.8 million for the six months ended March 31, 2011, an increase of $215,000 or 14.0% compared to the prior year period. The increase was primarily the result of an increase in net interest income of $936,000 or 16.2% partially offset by increases in the provision for loan losses of $346,000 and higher non-interest expenses(excluding the one-time charitable contribution) of $507,000.
     Net Interest Income. Net interest income increased by $936,000 or 16.2%, to $6.7 million for the six months ended March 31, 2011 from $5.8 million for the six months ended March 31, 2010. Our net interest rate spread and net interest rate margin were 3.13% and 3.31%, respectively for the six months ended March 31, 2011 compared to 3.11% and 3.20% for the same period in the prior year.
     Interest and Dividend Income. Total interest and dividend income of $9.3 million for the six months ended March 31, 2011 increased by $134,000 compared to the same period in the prior year. Total interest and dividend income improved due to an increase in the average balance of interest earning assets which was partially offset by a decrease in the average yield on interest earning assets. Average interest earning assets increased by $44.5 million, or 12.3% to $406.3 million for the six months ended March 31, 2011 from $361.8 million for the same period in 2010. The average yield on interest earning assets decreased to 4.57% for the six months ended March 31, 2011 from 5.06% for the same period in the prior year. The average yield on all categories of interest earning assets decreased from the same period in the prior year.
     Interest income on loans decreased $62,000, or 0.78%, to $7.9 million for the six months ended March 31, 2011 due to a decrease in the average yield on loans. The average yield on loans receivable decreased to 5.40% for the six months ended March 31, 2011 from 5.76% for the same period in the prior year. The decrease in average yield was primarily attributable to our variable rate loans adjusting downward as well as the origination of new loans in a generally lower interest rate environment and repayment/refinance of higher rate loans. Average loans receivable increased by $16.4 million, or 5.9%, to $294.3 million for the six months ended March 31, 2011 from $277.9 million for the same period in the prior year. This increase was primarily attributable to continued loan demand throughout our market area.
     Interest income on investment and mortgage-backed securities increased by $200,000, or 17.5%, to $1.3 million for the six months ended March 31, 2011 from $1.1 million for the same period in the prior year. This increase was due primarily to an increase in the average balance of investment and mortgage-backed securities, which increased by $26.7 million, or 38.8%, to $95.5 million for the six months ended March 31, 2011 from $68.8 million for the same period in the prior year. The increase in the average balance was due to the investment of the net proceeds from the stock conversion. This increase was partially offset by a decrease in the average yield earned on investments and mortgage-backed securities, which decreased to 2.81% for the six months ended March 31, 2011 from 3.32% for the same period in the prior year due to new investments added in a lower interest rate environment and variable rate investments that adjusted downward.
     Interest Expense. Total interest expense decreased by $802,000, or 23.8%, to $2.6 million for the six months ended March 31, 2011 from $3.4 million for the same period in 2010. This decrease in interest expense was due to a decrease in the average cost of interest-bearing liabilities to 1.45% for the six months ended March 31, 2011 from 1.95% for the prior year period, which was partially offset by an increase in the average balance of interest-bearing liabilities. Average interest-bearing liabilities increased by $10.3 million, or 3.0%, to $355.8 million for the six months ended March 31, 2011 from $345.5 million for the same period in the prior year.
     Interest expense on deposits decreased by $436,000, or 18.2%, to $2.0 million for the six months ended March 31, 2011 from $2.4 million for the same period in the prior year. This was primarily the result of a decrease in interest expense on savings accounts of $353,000 or 53.1%. The average cost of deposits declined from 1.62% for the six months ended March 31, 2010 to 1.25% for the six months ended March 31, 2011. The continued low level of market interest rates enabled us to reduce the rates of interest paid on deposit products. Partially offsetting this decrease in interest expense was an increase in the average balance of certificates of deposit which increased $10.4 million, or 9.1%, to $124.6 million for the six months ended March 31, 2011 from $114.2 million for the same period in 2010, and an increase in the average balance of demand and NOW accounts of $7.0 million or 13.1% for the six months ended March 31, 2011 compared to the same period in 2010.
     Interest expense on Federal Home Loan Bank advances decreased $361,000 or 37.5%, to $601,000 for the six months ended March 31, 2011 from $962,000 for the same period during 2010. The average balance of advances decreased $8.3 million or 18.0% to $37.7 million for the six months ended March 31, 2011 compared to the same period in the prior year. In addition, the average cost of advances decreased to 3.19% for the six months ended March 31, 2011 from 4.19% for the six months ended March 31, 2010.
     Provision for Loan Losses. The provision for loan losses increased by $346,000, or 80.7%, to $775,000 for the six months ended March 31, 2011 from $429,000 for the same period in 2010. Non-performing loans at March 31, 2011 were $2.9 million or 0.97% of total loans compared to $550,000 or

0.20% of total loans at March 31, 2010. The increase from the prior year was due primarily to two commercial loan participations with outstanding balances totaling $2.4 million. The provision that was recorded is sufficient, in management’s judgment, to bring the allowance for loan losses to a level that reflects the losses inherent in our loan portfolio relative to loan mix, economic conditions and historical loss experience. Management believes, to the best of their knowledge, that all known losses as of the balance sheet dates have been recorded.
     Noninterest Income. Noninterest income was $1.2 million for both the six months ended March 31, 2011 and 2010. Gains from loan sales were offset by lower overdraft fee income and lower annuity and mutual fund fees.
     Noninterest Expense. Noninterest expense increased by $1.9 million or 45.2%, to $6.1 million for the six months ended March 31, 2011 compared to the same period in 2010. The increase was due to a $1.4 million one-time contribution to Standard Charitable Foundation during the six months ended March 31, 2011. Excluding the one-time charitable contribution, noninterest expenses increased $507,000 or 12.2% due primarily to increased compensation and employee benefits and other operating expenses, a portion of which were due to operating as a public company.
     Income Tax Expense. The Company recorded a provision for income tax of $202,000 for the six months ended March 31, 2011 compared to a provision for income tax of $801,000 for the same period in the prior year. The tax effect of the charitable foundation contribution was a benefit of $468,000.
Non-Performing and Problem Assets
     There were no loans in arrears 90 days or more and still accruing interest. Loans in arrears 90 days or more or in process of foreclosure (non-accrual loans) were as follows:

			Percentage
	Number of		of Loans
	Loans	Amount	Receivable
		(Dollars in Thousands)
March 31, 2011	12	$2,879	0.97%
September 30, 2010	20	3,922	1.37
     At March 31, 2011 and September 30, 2010, the Company had two impaired loans totaling $2.4 million both of which were commercial participation loans. One of the loans in which the Company had a $1.4 million or 6.4% interest in a $21.4 million loan was secured by commercial real estate and a mall in West Virginia. The second commercial participation loan in which the Company had a $1.0 million or 13.5% interest in a $7.4 million loan to a commercial business borrower was collateralized by historical federal income tax credits. The final determination of the tax credits by the Internal Revenue Service is expected to move to the appeal process during the first half of calendar year 2011. The interest-only period on this loan was extended and the interest payments are currently being paid by the borrower.
     The related allowance for loan losses on impaired loans at March 31, 2011 and September 30, 2010 was $914,000 and $714,000, respectively. The average recorded investment in impaired loans during the quarter and six months ended March 31, 2011 was $2.4 million and the Company recognized no interest income on impaired loans during those respective periods.
Liquidity and Capital Resources
     Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the Federal Home Loan Bank of Pittsburgh, repurchase agreements and maturities, principal repayments and the sale of available-for-sale securities.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2011.
     At March 31, 2011, we had $15.7 million in loan commitments outstanding, $15.2 million of which were for commercial real estate loans and $487,000 of which were for one- to four-family loans. In addition to commitments to originate loans, we had $12.9 million in unused lines of credit to borrowers and $948,000 in undisbursed funds for construction loans in process. Certificates of deposit due within one year of March 31, 2011 totalled $32.9 million, or 10.5% of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan and securities sales, repurchase agreements and Federal Home Loan Bank advances.
     Current regulatory requirements specify that the Bank and similar institutions must maintain leverage capital equal to 4% of adjusted total assets and risk-based capital equal to 8% of risk-weighted assets. The Federal Deposit Insurance Corporation (“FDIC”) may require higher core capital ratios if warranted, and institutions are to maintain capital levels consistent with their risk exposures. The FDIC reserves the right to apply this higher standard to any insured financial institution when considering an institution’s capital adequacy. At March 31, 2011, Standard Bank was in compliance with all regulatory capital requirements with leverage and risk-based capital ratios of 12.24% and 19.70%, respectively.
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

PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
At March 31, 2011, the Company is not involved in any pending legal proceedings other than non-material legal proceedings undertaken in the ordinary course of business.
ITEM 1A. Risk Factors
Not applicable to smaller reporting companies.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
ITEM 3. Defaults Upon Senior Securities
None
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

STANDARD FINANCIAL CORP.

Signatures	Title	Date

/s/ Timothy K. Zimmerman	President, Chief Executive Officer and Director	May 11, 2011
Timothy K. Zimmerman	(Principal Executive Officer)

/s/ Colleen M. Brown	Senior Vice President and Chief Financial Officer	May 11, 2011
Colleen M. Brown	(Principal Financial and Accounting Officer)