Form 10-Q
period 2011-06-30
Standard Financial Corp.
filed 2011-08-10
CIK 1492915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File No. 001-34893

Standard Financial Corp.

(Exact name of registrant as specified in its charter)

Maryland	27-3100949
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2640 Monroeville Boulevard, Monroeville, Pennsylvania 15146

(Address of principal executive offices)

412-856-0363

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).:    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,478,173 shares, par value $0.01, at August 1, 2011.

Standard Financial Corp.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Standard Financial Corp.

Consolidated Statements of Financial Condition (Unaudited)

(Dollars in thousands, except per share data)

	June 30, 2011	September 30, 2010
ASSETS
Cash on hand and due from banks	$2,040	$2,052
Interest-earning deposits in other institutions	11,241	36,936

Cash and Cash Equivalents	13,281	38,988

Investment securities available for sale, at fair value	58,629	54,948
Mortgage-backed securities available for sale, at fair value	44,311	22,589
Federal Home Loan Bank stock, at cost	2,988	3,416
Loans receivable, net of allowance for loan losses of $4,538 and $3,989	289,873	286,066
Loans held for sale	124	461
Foreclosed real estate	523	884
Office properties and equipment, at cost, less accumulated depreciation and amortization	4,005	3,847
Bank-owned life insurance	9,687	9,419
Goodwill	8,769	8,769
Core deposit intangible	729	855
Prepaid federal deposit insurance	901	1,174
Accrued interest and other assets	3,875	3,687

TOTAL ASSETS	$437,695	$435,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Demand, regular and club accounts	$188,204	$190,517
Certificate accounts	126,123	125,700

Total Deposits	314,327	316,217

Federal Home Loan Bank advances	36,924	37,805
Securities sold under agreements to repurchase	4,434	3,444
Advance deposits by borrowers for taxes and insurance	306	93
Stock subscriptions outstanding	—	29,461
Securities purchased not settled	1,160	—
Accrued interest and other expenses	3,160	2,749

TOTAL LIABILITIES	360,311	389,769

Stockholders’ Equity
Common Stock, $0.01 par value per share, 40,000,000 shares authorized, 3,478,173 shares issued	35	—
Additional paid-in capital	33,387	—
Unearned Employee Stock Ownership Plan (ESOP) shares	(2,835)	—
Retained earnings	45,742	44,051
Accumulated other comprehensive income	1,055	1,283

TOTAL STOCKHOLDERS’ EQUITY	77,384	45,334

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$437,695	$435,103

See accompanying notes to the consolidated financial statements.

Standard Financial Corp.

Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,			Nine Months Ended June 30,
	2011	2010		2011	2010
Interest and Dividend Income
Loans, including fees	$3,918		$3,986	$11,856		$11,986
Mortgage-backed securities	350		195	939		690
Investments:
Taxable	219		206	680		643
Tax-exempt	155		110	455		320
Interest-earning deposits	1		11	7		29

Total Interest and Dividend Income	4,643		4,508	13,937		13,668

Interest Expense
Deposits	905		1,127	2,863		3,523
Securities sold under agreements to repurchase	4		7	13		23
Federal Home Loan Bank advances	283		336	888		1,298

Total Interest Expense	1,192		1,470	3,764		4,844

Net Interest Income	3,451		3,038	10,173		8,824

Provision for Loan Losses	425		350	1,200		779

Net Interest Income after Provision for Loan Losses	3,026		2,688	8,973		8,045

Noninterest Income
Service charges	401		420	1,208		1,266
Earnings on bank-owned life insurance	100		95	294		286
Net securities gains	—		—	2		8
Net loan sale gains	10		4	70		4
Annuity and mutual fund fees	79		89	149		178
Other income	6		9	26		26

Total Noninterest Income	596		617	1,749		1,768

Noninterest Expenses
Compensation and employee benefits	1,383		1,342	4,111		3,769
Data processing	96		91	285		286
Premises and occupancy costs	259		224	741		691
Core deposit amortization	42		42	126		126
Automatic teller machine expense	82		75	231		211
Federal deposit insurance	80		110	299		326
Contribution to Standard Charitable Foundation	—		—	1,376		—
Other operating expenses	446		337	1,271		980

Total Noninterest Expenses	2,388		2,221	8,440		6,389

Income before Income Tax Expense	1,234		1,084	2,282		3,424

Income Tax Expense
Federal	325		296	472		996
State	64		51	119		152

Total Income Tax Expense	389		347	591		1,148

Net Income	$845		$737	$1,691		$2,276

Earnings Per Share (since inception October 6, 2010):
Basic earnings per common share	$0.26	$	N/A	$0.53	$	N/A

Diluted earnings per common share	$0.26	$	N/A	$0.53	$	N/A

See accompanying notes to the consolidated financial statements.

Standard Financial Corp.

Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

(Dollars in thousands)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance, September 30, 2010	$—	$—	$—	$44,051	$1,283	$45,334

Comprehensive Income (Loss):
Net income	—	—	—	1,691	—	1,691
Net change in unrealized income (loss) on securities available for sale, net of reclassification adjustment, net of tax benefit	—	—	—	—	(228)	(228)

Total Comprehensive Income (Loss)	—	—	—	1,691	(228)	1,463

Issuance of common stock (3,478,173 shares)	35	33,340	(2,950)	—	—	30,425

Compensation expense on ESOP	—	47	115	—	—	162

Balance, June 30, 2011	$35	$33,387	$(2,835)	$45,742	$1,055	$77,384

See accompanying notes to the consolidated financial statements.

Standard Financial Corp.

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Nine Months Ended June 30,
	2011	2010
Cash Flows from Operating Activities
Net income	$1,691	$2,276
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	294	208
Provision for loan losses	1,200	779
Amortization of core deposit intangible	126	126
Net amortization of premium/discount on securities	240	170
Net gain on securities	(2)	(8)
Origination of loans held for sale	(3,294)	(234)
Proceeds from sale of loans held for sale	3,701	238
Gain on sale of loans held for sale	(70)	(4)
Compensation expense on ESOP	162	—
Stock contribution to Charitable Foundation	1,176	—
Deferred income taxes	(623)	(413)
Decrease in accrued interest and other assets	(163)	(58)
Decrease (increase) in prepaid Federal deposit insurance	273	(1,276)
Earnings on bank-owned life insurance	(294)	(286)
Decrease in accrued interest payable	(40)	(134)
Decrease in other accrued expenses	451	1,271
Increase in accrued income taxes payable	13	287
Other, net	133	39

Net Cash Provided by Operating Activities	4,974	2,981

Cash Flows from Investing Activities
Net increase in loans	(5,137)	(9,527)
Purchases of investment securities	(30,911)	(31,620)
Purchases of mortgage-backed securities	(27,977)	—
Proceeds from maturities/principal repayments/calls of investment securities	27,559	26,417
Proceeds from maturities/principal repayments/calls of mortgage-backed securities	6,000	6,846
Proceeds from sales of investment securities	504	1,265
Proceeds from sales of mortgage-backed securities	—	848
Purchase of Federal Home Loan Bank stock	(60)	—
Redemption of Federal Home Loan Bank stock	488	—
Proceeds from sales of foreclosed real estate	383	143
Net purchases of office properties and equipment	(452)	(80)

Net Cash Used in Investing Activities	(29,603)	(5,708)

Cash Flows from Financing Activities
Net (decrease) increase in demand, regular and club accounts	(1,400)	9,414
Net increase in certificate accounts	711	15,991
Net increase (decrease) in securities sold under agreements to repurchase	990	(315)
Additional stock proceeds less conversion expenses	457	—
Purchase of ESOP shares	(1,168)	—
Repayments of Federal Home Loan Bank advances	(8,633)	(19,545)
Proceeds from Federal Home Loan Bank advances	7,752	4,990
Increase (decrease) in advance deposits by borrowers for taxes and insurance	213	(579)

Net Cash (Used in) Provided by Financing Activities	(1,078)	9,956

Net (Decrease) Increase in Cash and Cash Equivalents	(25,707)	7,229
Cash and Cash Equivalents - Beginning	38,988	12,420

Cash and Cash Equivalents - Ending	$13,281	$19,649

Supplementary Cash Flows Information
Interest paid	$3,804	$4,978

Income taxes paid	$1,204	$1,275

Supplementary Schedule of Noncash Investing and Financing Activities
Foreclosed real estate acquired in settlement of loans	$130	$252

Issuance of common stock from stock subscription payable	$28,759	$—

Issuance of common stock from use of customer deposit accounts	$1,201	$—

Issuance of common stock for ESOP plan	$1,782	$—

Securities purchased not settled	$1,160	$—

See accompanying notes to the consolidated financial statements.

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

June 30, 2011

(1) Consolidation

The accompanying consolidated financial statements include the accounts of Standard Financial Corp. (the “Company”) and its direct and indirect wholly owned subsidiaries, Standard Bank, PaSB (the “Bank”), and Westmoreland Investment Company. All significant intercompany accounts and transactions have been eliminated in consolidation. Standard Financial Corp. owns all of the outstanding shares of common stock of Standard Bank upon completion of the mutual-to-stock conversion which occurred on October 6, 2010. Prior to the stock conversion, the holding company of the Bank was Standard Mutual Holding Company. A total of 3,478,173 shares of common stock were issued in the offering (3,360,554 shares were subscribed for by depositors of the Bank, other investors in the subscription and community offerings and the Employee Stock Ownership Plan at a purchase price of $10.00 per share and 117,619 shares were issued to Standard Charitable Foundation). The shares of common stock began trading on the Nasdaq Capital Market under the trading symbol “STND” on October 7, 2010.

(2) Basis of Presentation

The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles in the United States. All adjustments (consisting of normal recurring adjustments), which, in the opinion of management are necessary for a fair presentation of the financial statements and to make the financial statements not misleading have been included. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes thereto included in the Company’s Annual Report for the fiscal year ended September 30, 2010. The results for the three and nine month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2011 or any future interim period.

Certain amounts in the 2010 financial statements have been reclassified to conform with the 2011 presentation format. These reclassifications had no effect on stockholders’ equity or net income.

(3) Comprehensive Income (Loss)

Recognized revenue, expenses, gains and losses are included in net income. However, certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of stockholders’ equity in the Statements of Financial Condition. Such items, along with net income, are components of comprehensive income. The components of other comprehensive income (loss) and related tax effects for the three and nine months ended June 30, 2011 and 2010 are as follows (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010

Unrealized holding gain (loss) on available-for-sale securities	$1,331	$236	$(344)	$23
Reclassification adjustment for gains realized in income	—	—	(2)	(8)

Net Unrealized Gain (Loss)	1,331	236	(346)	15

Income tax (expense) benefit	(453)	(80)	118	(5)

Net of Tax Amount	$878	$156	$(228)	$10

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

June 30, 2011

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

In September, 2010, the FASB issued ASU 2010-25, Plan Accounting – Defined Contribution Pension Plans. The amendments in this ASU require that participant loans be classified as notes receivable from participants, which are segregated from plan investments and measured at their unpaid principal balance plus any accrued but unpaid interest. The amendments in this update are effective for fiscal years ending after December 15, 2010 and are not expected to have a significant impact on the Company’s financial statements.

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

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

June 30, 2011

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

In April 2011, the FASB issued ASU 2011-03, Reconsideration of Effective Control for Repurchase Agreements. The main objective in developing this Update is to improve the accounting for repurchase agreements (repos) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The amendments in this Update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The amendments in this Update apply to all entities, both public and nonpublic. The amendments affect all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The guidance in this Update is effective for the first interim or annual period beginning on or after December 15, 2011 and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011. Early application by public entities is not permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

June 30, 2011

(4) Recent Accounting Pronouncements (Continued)

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. The amendments in this Update improve the comparability, clarity, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS, the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. All entities that report items of comprehensive income, in any period presented, will be affected by the changes in this Update. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. The amendments in this Update should be applied retrospectively, and early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

June 30, 2011

(5) Investment Securities

Investment securities available for sale at June 30, 2011 and at September 30, 2010 were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2011:
U.S. government and agency obligations due:
Beyond 1 year but within 5 years	$21,503	$105	$—	$21,608
Beyond 5 years but within 10 years	3,000	—	(2)	2,998
Corporate bonds due:
Within 1 year	1,002	3	—	1,005
Beyond 1 year but within 5 years	6,253	14	(8)	6,259
Municipal obligations due:
Within 1 year	3,500	16	—	3,516
Beyond 1 year but within 5 years	680	10	—	690
Beyond 5 years but within 10 years	12,717	343	(14)	13,046
Beyond 10 years	7,889	443	(6)	8,326
Equity securities:
CRA Investment Fund	750	6	—	756
Freddie Mac common stock	10	—	—	10
Common stocks	372	59	(16)	415

	$57,676	$999	$(46)	$58,629

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2010:
U.S. government and agency obligations due:
Beyond 1 year but within 5 years	$25,846	$94	$—	$25,940
Beyond 5 years but within 10 years	1,002	7	—	1,009
Corporate bonds due:
Within 1 year	1,521	27	—	1,548
Beyond 1 year but within 5 years	6,255	16	(24)	6,247
Municipal obligations due:
Within 1 year	2,402	13	—	2,415
Beyond 1 year but within 5 years	4,203	69	—	4,272
Beyond 5 years but within 10 years	3,864	232	—	4,096
Beyond 10 years	7,568	699	—	8,267
Equity securities:
CRA Investment Fund	750	11	—	761
Freddie Mac common stock	10	—	—	10
Common stocks	374	29	(20)	383

	$53,795	$1,197	$(44)	$54,948

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

June 30, 2011

(5) Investment Securities (Continued)

During the nine months ended June 30, 2011, gains on sales of investment securities were $2,000 and proceeds from such sales were $504,000. During the nine months ended June 30, 2010, gains and losses on sales of investment securities netted to $0 and proceeds from such sales were $1.3 million.

The following table shows the fair value and gross unrealized losses on investment securities and the length of time that the securities have been in a continuous unrealized loss position at June 30, 2011 and at September 30, 2010 (dollars in thousands):

	June 30, 2011
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

U.S. government and agency obligations	$2,998	$(2)	$—	$—	$2,998	$(2)
Corporate bonds	4,992	(8)	—	—	4,992	(8)
Municipal obligations	3,563	(20)	—	—	3,563	(20)
Equity securities	—	—	64	(16)	64	(16)

Total Temporarily Impaired Securities	$11,553	$(30)	$64	$(16)	$11,617	$(46)

	September 30, 2010
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Corporate bonds	$3,976	$(24)	$—	$—	$3,976	$(24)
Equity securities	—	—	60	(20)	60	(20)

Total Temporarily Impaired Securities	$3,976	$(24)	$60	$(20)	$4,036	$(44)

At June 30, 2011 and September 30, 2010, the Company held 13 and 7, respectively, securities in an unrealized loss position. The decline in the fair value of these securities resulted primarily from interest rate fluctuations. The Company does not intend to sell these securities nor is it more likely than not that the Company would be required to sell these securities before its anticipated recovery, and the Company believes the collection of the investment and related interest is probable. Based on the above, the Company considers all of the unrealized losses to be temporary impairment losses.

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

June 30, 2011

(6)– Mortgage-Backed Securities

Mortgage-backed securities available for sale at June 30, 2011 and at September 30, 2010 were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2011:
Government pass-throughs:
Government National Mortgage Association	$19,424	$107	$(49)	$19,482
Freddie Mac	5,270	329	—	5,599
Fannie Mae	18,367	347	(97)	18,617
Private pass-throughs	133	—	(1)	132
Collateralized mortgage obligations	471	10	—	481

	$43,665	$793	$(147)	$44,311

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2010:
Government pass-throughs:
Government National Mortgage Association	$6,665	$69	$—	$6,734
Freddie Mac	7,876	412	—	8,288
Fannie Mae	6,447	296	—	6,743
Private pass-throughs	139	—	(1)	138
Collateralized mortgage obligations	672	14	—	686

	$21,799	$791	$(1)	$22,589

During the nine months ended June 30, 2011, there were no sales of mortgage-backed securities. During the nine months ended June 30, 2010, gains on sales of mortgage-backed securities totaled $8,000 and proceeds from such sales were $848,000.

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

June 30, 2011

(6) – Mortgage-Backed Securities (Continued)

The following table shows the fair value and gross unrealized losses on mortgage-backed securities and the length of time that the securities have been in a continuous unrealized loss position at June 30, 2011 and at September 30, 2010 (dollars in thousands):

	June 30, 2011
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Government National Mortgage Association	$10,137	$(49)	$—	$—	$10,137	$(49)
Fannie Mae	9,991	(97)	—	—	9,991	(97)
Private pass-throughs	132	(1)	—	—	132	(1)

Total Temporarily Impaired Securities	$20,260	$(147)	$—	$—	$20,260	$(147)

	September 30, 2010
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Private pass-throughs	$—	$—	$138	$(1)	$138	$(1)

Total Temporarily Impaired Securities	$—	$—	$138	$(1)	$138	$(1)

At June 30, 2011 and September 30, 2010, the Company held 6 and 1, respectively, mortgage-backed securities in an unrealized loss position. The decline in the fair value of these securities resulted primarily from interest rate fluctuations. The Company does not intend to sell these securities nor is it more likely than not that the Company would be required to sell these securities before its anticipated recovery, and the Company believes the collection of the investment and related interest is probable. Based on the above, the Company considers all of the unrealized losses to be temporary impairment losses.

Mortgage-backed securities with a carrying value of $26.1 million and $9.0 million were pledged to secure repurchase agreements and public fund accounts at June 30, 2011 and at September 30, 2010, respectively.

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

June 30, 2011

(7) - Loans Receivable and Related Allowance for Loan Losses

The following table summarizes the primary segments of the loan portfolio as of June 30, 2011 and September 30, 2010 (dollars in thousands):

	Real Estate Loans
	One-to-four-family Residential and Construction	Commercial Real Estate	Home Equity Loans and Lines of Credit	Commercial	Other Loans (1)	Total
June 30, 2011:
Total loans before allowance for loan losses	$146,442	$87,328	$46,277	$11,888	$2,476	$294,411

Individually evaluated for impairment	$—	$2,165	$—	$—	$—	$2,165
Collectively evaluated for impairment	$146,442	$85,163	$46,277	$11,888	$2,476	$292,246

September 30, 2010:
Total loans before allowance for loan losses	$143,513	$86,051	$47,523	$9,956	$3,012	$290,055

Individually evaluated for impairment	$—	$1,379	$—	$1,000	$—	$2,379
Collectively evaluated for impairment	$143,513	$84,672	$47,523	$8,956	$3,012	$287,676

(1)	Consists of automobile loans, consumer loans and loans secured by savings accounts.

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

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

June 30, 2011

(7) - Loans Receivable and Related Allowance for Loan Losses (Continued)

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary at June 30, 2011 and September 30, 2010 (dollars in thousands):

	Impaired Loans With Allowance		Impaired Loans Without Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
June 30, 2011:
Commercial real estate	$2,165	$650	$—	$2,165	$2,165
Commercial	—	—	—	—	—

Total impaired loans	$2,165	$650	$—	$2,165	$2,165

September 30, 2010:
Commercial real estate	$1,379	$414	$—	$1,379	$1,379

Commercial	1,000	300	—	1,000	1,000

Total impaired loans	$2,379	$714	$—	$2,379	$2,379

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated (dollars in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2011	2010	2011	2010
Average investment in impaired loans:
Commercial real estate	$1,772	$—	$1,513	$—
Commercial	489	—	823	—

Total impaired loans	$2,261	$—	$2,336	$—

Interest income recognized on impaired loans:
Accrual basis	$—	$—	$—	$—
Cash basis	$—	$—	$—	$—

The loan rating categories utilized by management generally follow bank regulatory definitions. The special mention category includes assets that are currently protected but are potentially weak, resulting in an undue and unwarranted credit risk, but not to the point of justifying a substandard classification. Loans in the substandard

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

June 30, 2011

(7) - Loans Receivable and Related Allowance for Loan Losses (Continued)

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

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

June 30, 2011

(7) - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents the classes of the loan portfolio summarized by the aggregate pass and the criticized categories of special mention, substandard and doubtful within the internal risk rating system as of June 30, 2011 and September 30, 2010 (dollars in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total

June 30, 2011:
First mortgage loans:
One-to-four-family residential and construction	$145,570	$—	$872	$—	$146,442
Commercial real estate	80,836	2,958	3,534	—	87,328
Home equity loans and lines of credit	46,205	—	72	—	46,277
Commercial loans	10,849	—	1,039	—	11,888
Other loans (1)	2,469	—	4	3	2,476

Total	$285,929	$2,958	$5,521	$3	$294,411

September 30, 2010:
First mortgage loans:
One-to-four-family residential and construction	$142,457	$—	$1,056	$—	$143,513
Commercial real estate	79,023	5,392	1,636	—	86,051
Home equity loans and lines of credit	47,307	—	216	—	47,523
Commercial loans	8,956	—	1,000	—	9,956
Other loans (1)	2,998	—	—	14	3,012

Total	$280,741	$5,392	$3,908	$14	$290,055

(1)	Consists of automobile loans, consumer loans and loans secured by savings accounts.

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

June 30, 2011

(7) - Loans Receivable and Related Allowance for Loan Losses (Continued)

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of June 30, 2011 and September 30, 2010 (dollars in thousands):

	Current	30-59 Days Past Due	60-89 Days Past Due	Non-Accrual (90 Days+)	Total Loans

June 30, 2011:
First mortgage loans:
One-to-four-family residential and construction	$142,938	$1,214	$1,416	$874	$146,442
Commercial real estate	81,890	2,213	990	2,235	87,328
Home equity loans and lines of credit	46,147	34	25	71	46,277
Commercial loans	11,753	50	85	—	11,888
Other loans (1)	2,463	6	4	3	2,476

Total	$285,191	$3,517	$2,520	$3,183	$294,411

September 30, 2010:
First mortgage loans:
One-to-four-family residential and construction	$138,312	$2,842	$1,303	$1,056	$143,513
Commercial real estate	81,750	2,261	404	1,636	86,051
Home equity loans and lines of credit	47,016	284	7	216	47,523

Commercial loans	8,956	—	—	1,000	9,956

Other loans (1)	2,976	22	—	14	3,012

Total	$279,010	$5,409	$1,714	$3,922	$290,055

(1)	Consists of automobile loans, consumer loans and loans secured by savings accounts.

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

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

June 30, 2011

(7) - Loans Receivable and Related Allowance for Loan Losses (Continued)

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

The following table summarizes the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of June 30, 2011 and September 30, 2010. Activity in the allowance is presented for the three and nine months ended June 30, 2011 (dollars in thousands):

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

June 30, 2011

(7) - Loans Receivable and Related Allowance for Loan Losses (Continued)

	Real Estate Loans
	One-to-four-family Residential and Construction	Commercial Real Estate	Home Equity Loans and Lines of Credit	Commercial	Other Loans (1)	Total
Three Months Ended June 30,
Balance at March 31, 2011	$908	$2,722	$227	$454	$227	$4,538
Charge-offs	(84)	(284)	(26)	(39)	(18)	(451)
Recoveries	—	—	—	23	3	26
Provision	85	256	21	42	21	425

Balance at June 30, 2011	$909	$2,694	$222	$480	$233	$4,538

	Real Estate Loans
	One-to-four-family Residential and Construction	Commercial Real Estate	Home Equity Loans and Lines of Credit	Commercial	Other Loans (1)	Total
Nine Months Ended June 30,
Balance at September 30, 2010	$609	$2,460	$220	$483	$217	$3,989
Charge-offs	(109)	(476)	(26)	(85)	(36)	(732)
Recoveries	12	31	—	26	12	81
Provision	397	679	28	56	40	1,200

Balance at June 30, 2011	$909	$2,694	$222	$480	$233	$4,538

Individually evaluated for impairment	$—	$650	$—	$—	$—	$650

Collectively evaluated for impairment	$909	$2,044	$222	$480	$233	$3,888

(1)	Consists of automobile loans, consumer loans and loans secured by savings accounts.

The ALL is based on estimates and actual losses will vary from current estimates. Management believes that the granularity of the homogeneous pools and the related historical loss ratios and other qualitative factors, as well as the consistency in the application of assumptions, result in an ALL that is representative of the risk found in the components of the loan portfolio at any given date.

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

June 30, 2011

(8) – Contribution to Standard Charitable Foundation

The Company made a $1.4 million one-time contribution to Standard Charitable Foundation during the quarter ended December 31, 2010 in connection with the stock conversion. This contribution represented $1.2 million or 3.5% of the stock issued on October 6, 2010 and $200,000 in cash. The after tax impact on net income of this one-time contribution was net expense of $908,000 (net of income tax benefit of $468,000).

(9) – Employee Stock Ownership Plan

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

Compensation is recognized under the shares released method and compensation expense is equal to the fair value of the shares committed to be released and unallocated ESOP shares are excluded from outstanding shares for purposes of computing EPS. Compensation expense related to the ESOP of $55,000 and $162,000 was recognized during the three and nine months ended June 30, 2011.

As of December 31, 2010 (the ESOP’s plan year end), the ESOP held a total of 278,254 shares of the Company’s stock, and there were 274,640 unallocated shares. The fair market value of the unallocated ESOP shares was $3,804,000 at December 31, 2010. During the year ended December 31, 2010, a partial year allocation of 3,614 shares was released for allocation.

(10) – Fair Value Measurements

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

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

June 30, 2011

(10) – Fair Value Measurements (Continued)

The following table presents the assets reported on the balance sheet at their fair value as of June 30, 2011 and September 30, 2010 by level within the fair value hierarchy (dollars in thousands):

	June 30, 2011
	Level I	Level II	Level III	Total
Assets measured at fair value on a recurring basis:
U.S. government and agency obligations	$—	$24,606	$—	$24,606
Corporate bonds	—	7,264	—	7,264
Municipal obligations	—	25,578	—	25,578
Equity securities	1,181	—	—	1,181
Mortgage-backed securities	—	44,311	—	44,311

Assets measured at fair value on a non-recurring basis:
Impaired loans	—	—	1,515	1,515
Foreclosed real estate	—	—	523	523
Loans held for sale	—	124	—	124

	$1,181	$101,883	$2,038	$105,102

	September 30, 2010
	Level I	Level II	Level III	Total
Assets measured at fair value on a recurring basis:
U.S. government and agency obligations	$—	$26,949	$—	$26,949
Corporate bonds	—	7,795	—	7,795
Municipal obligations	—	19,050	—	19,050
Equity securities	1,154	—	—	1,154
Mortgage-backed securities		22,589	—	22,589

Assets measured at fair value on a non-recurring basis:
Impaired loans	—	—	1,665	1,665
Foreclosed real estate	—	—	884	884
Loans held for sale	—	461	—	461

	$1,154	$76,844	$2,549	$80,547

No liabilities are carried at fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. Fair values for U.S. government and agency obligations, corporate bonds, municipal obligations and mortgage-backed securities are valued at observable market data for similar assets. Equity securities are valued at the closing price reported on the active market on which the individual securities are traded. Impaired loans are valued on a loan by loan basis using one of three methods: a) the present value of expected future cash flows discounted at the loan’s effective interest rate; (b) the loan’s observable market price; or (c) the fair value of the collateral less selling costs.

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

June 30, 2011

(11) – Fair Value of Financial Instruments

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

Fair value of off-balance sheet items is based on the current fees or costs that would be charged to enter into or terminate such arrangements and are considered nominal.

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

June 30, 2011

Note 11 – Fair Value of Financial Instruments (Continued)

The carrying amounts and estimated fair value of the Company’s financial assets and financial liabilities at June 30, 2011 and September 30, 2010 (dollars in thousands):

	June 30, 2011		September 30, 2010
	Fair Value	Carrying Value	Fair Value	Carrying Value
Financial Assets:
Cash on hand and due from banks	$2,040	2,040	$2,052	$2,052
Interest-earning deposits in other institutions	11,241	11,241	36,936	36,936
Investment securities	58,629	58,629	54,948	54,948
Mortgage-backed securities	44,311	44,311	22,589	22,589
Loans receivable	298,741	289,873	296,430	286,066
Loans held for sale	124	124	461	461
Accrued interest receivable	1,382	1,382	1,399	1,399
Federal Home Loan Bank stock	2,988	2,988	3,416	3,416
Bank-owned life insurance	9,687	9,687	9,419	9,419

Financial Liabilities:
Deposits	318,498	314,327	321,630	316,217
Federal Home Loan Bank advances	37,936	36,924	39,417	37,805
Securities sold under agreements to repurchase	4,434	4,434	3,444	3,444
Accrued interest payable	283	283	323	323

Off-balance sheet financial instruments:
Commitment to extend credit and letters of credit	—	—	—	—

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides further detail to the financial condition and results of operations of the Company. The section should be read in conjunction with the notes and financial statements presented elsewhere in this report.

The Company’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the unaudited Consolidated Financial Statements as of June 30, 2011 have remained unchanged from the disclosures presented in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

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

Comparison of Financial Condition at June 30, 2011 and September 30, 2010

General. The Company’s total assets increased $2.6 million, or 0.60%, to $437.7 million at June 30, 2011 from $435.1 million at September 30, 2010. Total assets increased due to an increase in mortgage-backed securities available for sale of $21.7 million or 96.2%, an increase in net loans of $3.8 million or 1.3% and an increase in investment securities of $3.7 million or 6.7% which was offset by a decrease in cash and cash equivalents of $25.7 million or 65.9%. The increases in mortgage-backed securities, investment securities and net loans and the offsetting decrease in cash and cash equivalents were the result of the Company investing the net proceeds received in the stock conversion.

Total liabilities of the Company decreased $29.5 million or 7.6% to $360.3 million at June 30, 2011 from $389.8 million at September 30, 2010. The decrease was due primarily to the proceeds received from the stock offering of $29.5 million held at September 30, 2010 which were used to issue stock on October 6, 2010.

Stockholders’ equity increased $32.1 million or 70.7% to $77.4 million at June 30, 2011 from $45.3 million at September 30, 2010. The increase was due primarily to an increase in paid-in-capital of $33.4 million as a result of the completion of the stock conversion and an increase in retained earnings of $1.7 million. The increase was partially offset by a decrease in unearned employee stock ownership plan of $2.8 million which represented the unallocated employee stock ownership plan shares and a decrease in accumulated other comprehensive income of $228,000.

Cash and Cash Equivalents. At June 30, 2011, cash and cash equivalents consisted of cash on hand and due from banks and interest-earning deposits. Cash and cash equivalents decreased $25.7 million or 65.9% to $13.3 million at June 30, 2011 from $39.0 million at September 30, 2010. This decrease was due primarily to a decrease in interest-earning deposits as proceeds from the stock conversion were used to purchase securities and fund loans.

Loans. At June 30, 2011, net loans were $289.9 million, or 66.2% of total assets, an increase of $3.8 million from $286.1 million or 65.8% of total assets at September 30, 2010. This increase was primarily due to increases of $3.2 million in the commercial and commercial real estate portfolios and $2.9 million in the one- to four-family residential and construction portfolio, partially offset by a decrease of $1.3 million in the home equity portfolio.

Investment Securities. At June 30, 2011, the Company’s investment securities available for sale portfolio increased $3.7 million or 6.7% to $58.6 million at June 30, 2011 from $54.9 million at September 30, 2010. Purchases during the nine months ended June 30, 2011 of $30.9 million were offset by maturities, repayments and calls of $27.6 million and sales of $504,000 of investment securities and net unrealized losses of $200,000.

Mortgage-Backed Securities. At June 30, 2011, the Company’s mortgage-backed securities available for sale portfolio increased $21.7 million or 96.1% to $44.3 million at June 30, 2011 from $22.6 million at September 30, 2010. Purchases of mortgage-backed securities during the nine months ended June 30, 2011 were $28.0 million utilizing proceeds from the stock conversion. Partially offsetting these increases were repayments on mortgage-backed securities of $6.0 million and net unrealized losses of $144,000.

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

Our deposits decreased $1.9 million, or 0.60%, to $314.3 million at June 30, 2011 from $316.2 million at September 30, 2010. The decrease resulted from a $7.5 million, or 5.7%, decrease in savings and money market accounts, partially offset by an increase in demand and NOW accounts of $5.2 million or 8.8% and an increase in certificate of deposit accounts of $423,000 or 0.34%. The decrease was due in part to depositors using funds from their accounts to purchase stock in the stock offering.

Borrowings. Our borrowings consist of advances from the Federal Home Loan Bank of Pittsburgh and funds borrowed under repurchase agreements. Total borrowings increased $109,000 or 0.26% to $41.3 million at June 30, 2011 from $41.2 million at September 30, 2010. The slight increase was due to new advances totaling $7.7 million and a $1.0 million increase in repurchase agreements with commercial deposit customers, substantially offset by repayments of advances of $8.6 million.

Stockholders’ Equity. Stockholders’ equity increased $32.1 million or 70.7% to $77.4 million at June 30, 2011 from $45.3 million at September 30, 2010. The increase was due primarily to an increase in paid-in-capital of $33.4 million as a result of the completion of the stock conversion and earnings for the nine month period ended June 30, 2011 of $1.7 million. The increase was partially offset by a decrease in unearned employee stock ownership plan shares of $2.8 million which represented the unallocated employee stock ownership plan shares and a decrease in accumulated other comprehensive income of $228,000.

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

	For the Three Months Ended June 30,
	2011			2010
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)

Interest-earning assets:
Loans	$295,502	$3,918	5.30%	$282,419	$3,986	5.65%
Investment and mortgage-backed securities	101,789	724	2.85%	66,271	511	3.08%
Interest earning deposits	12,190	1	0.03%	14,536	11	0.30%

Total interest-earning assets	409,481	4,643	4.54%	363,226	4,508	4.96%

Noninterest-earning assets	28,278			32,568

Total assets	$437,759			$395,794

Interest-bearing liabilities:
Savings accounts	$120,291	106	0.35%	$125,807	269	0.86%
Certificates of deposit	125,470	782	2.49%	122,245	821	2.69%
Money market accounts	6,076	3	0.20%	5,644	9	0.64%
Demand and NOW accounts	62,154	14	0.09%	56,908	28	0.20%

Total deposits	313,991	905	1.15%	310,604	1,127	1.45%
Federal Home Loan Bank advances	38,236	283	2.96%	33,816	336	3.97%
Securities sold under agreements to repurchase	5,792	4	0.28%	3,373	7	0.83%

Total interest-bearing liabilities	358,019	1,192	1.33%	347,793	1,470	1.69%

Noninterest-bearing liabilities	3,297			3,855

Total liabilities	361,316			351,648
Stockholders’ equity	76,443			44,146

Total liabilities and stockholders’ equity	$437,759			$395,794

Net interest income		$3,451			$3,038

Net interest rate spread (1)			3.20%			3.27%
Net interest-earning assets (2)	$51,462			$15,433

Net interest margin (3)			3.37%			3.35%
Average interest-earning assets to interest-bearing liabilities	114.37%			104.44%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Nine Months Ended June 30,
	2011			2010
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)

Interest-earning assets:
Loans	$294,674	$11,856	5.36%	$279,381	$11,986	5.72%
Investment and mortgage-backed securities	97,587	2,074	2.83%	67,942	1,653	3.24%
Interest earning deposits	15,103	7	0.06%	14,940	29	0.26%

Total interest-earning assets	407,364	13,937	4.56%	362,263	13,668	5.03%

Noninterest-earning assets	28,555			30,527

Total assets	$435,919			$392,790

Interest-bearing liabilities:
Savings accounts	$121,415	418	0.46%	$124,033	934	1.00%
Certificates of deposit	124,878	2,391	2.55%	116,898	2,492	2.84%
Money market accounts	6,247	11	0.23%	5,425	16	0.39%
Demand and NOW accounts	60,956	43	0.09%	54,557	81	0.20%

Total deposits	313,496	2,863	1.22%	300,913	3,523	1.56%
Federal Home Loan Bank advances	37,955	888	3.12%	41,904	1,298	4.13%
Securities sold under agreements to repurchase	5,197	13	0.33%	3,480	23	0.88%

Total interest-bearing liabilities	356,648	3,764	1.41%	346,297	4,844	1.87%

Noninterest-bearing liabilities	3,763			3,026

Total liabilities	360,411			349,323
Stockholders’ equity	75,508			43,467

Total liabilities and stockholders’ equity	$435,919			$392,790

Net interest income		$10,173			$8,824

Net interest rate spread (1)			3.15%			3.17%
Net interest-earning assets (2)	$50,716			$15,966

Net interest margin (3)			3.33%			3.25%
Average interest-earning assets to interest-bearing liabilities	114.22%			104.61%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended June 30, 2011 and 2010

General. Net income for the quarter ended June 30, 2011 was $845,000, an increase of $108,000 or 14.7%, from $737,000 for the quarter ended June 30, 2010. The increase in net income was primarily the result of an increase in net interest income of $413,000 or 13.6%, partially offset by increases in the provision for loan losses of $75,000 and non-interest expenses of $167,000.

Net Interest Income. Net interest income increased by $413,000 or 13.6%, to $3.5 million for the three months ended June 30, 2011 from $3.0 million for the three months ended June 30, 2010 due mainly to higher interest-earnings assets. Our net interest rate spread and net interest rate margin were 3.20% and 3.37%, respectively for the three months ended June 30, 2011 compared to 3.27% and 3.35% for the same period in the prior year.

Interest and Dividend Income. Total interest and dividend income increased by $135,000 to $4.6 million for the three months ended June 30, 2011 as compared to the same period in the prior year. Total interest and dividend income increased due to an increase in the average balance of interest earning assets which was partially offset by a decrease in the average yield on interest earning assets. Average interest earning assets increased by $46.3 million, or 12.7% to $409.5 million for the three months ended June 30, 2011 from $363.2 million for the same period in 2010. The average yield on interest earning assets decreased to 4.54% for the three months ended June 30, 2011 from 4.96% for the same period in the prior year. The average yield on all categories of interest earning assets decreased from the same period in the prior year due to historically low market interest rates.

Interest income on loans decreased $68,000, or 1.7%, to $3.9 million for the three months ended June 30, 2011 due to a decrease in the average yield on loans. The average yield on loans receivable decreased to 5.30% for the three months ended June 30, 2011 from 5.65% for the same period in the prior year. The decrease in average yield was primarily attributable to our variable rate loans adjusting downward as well as the origination of new loans in a generally lower interest rate environment and repayment/refinance of higher rate loans. Average loans receivable increased by $13.1 million, or 4.6%, to $295.5 million for the three months ended June 30, 2011 from $282.4 million for the same period in the prior year. This increase was primarily attributable to continued loan demand throughout our market area.

Interest income on investment and mortgage-backed securities increased by $213,000, or 41.7%, to $724,000 for the three months ended June 30, 2011 from $511,000 for the same period in the prior year. This increase was due primarily to an increase in the average balance of investment and mortgage-backed securities, which increased by $35.5 million, or 53.6%, to $101.8 million for the three months ended June 30, 2011 from $66.3 million for the same period in the prior year. The increase in the average balance of investment and mortgage backed securities was due to the investment of the net proceeds from the stock conversion. This increase was partially offset by a decrease in the average yield earned on investments and mortgage-backed securities, which decreased to 2.85% for the three months ended June 30, 2011 from 3.08% for the same period in the prior year due to new investments added in a lower interest rate environment and variable rate investments that adjusted downward.

Interest Expense. Total interest expense decreased by $278,000, or 18.9%, to $1.2 million for the three months ended June 30, 2011 from $1.5 million for the same period in 2010. This decrease in interest expense was due to a decrease in the average cost of interest-bearing liabilities to 1.33% for the three months ended June 30, 2011 from 1.69% for the prior year period, which was partially offset by an increase in the average balance of interest-bearing liabilities. Average interest-bearing liabilities increased by $10.2 million, or 2.9%, to $358.0 million for the three months ended June 30, 2011 from $347.8 million for the same period in the prior year.

Interest expense on deposits decreased by $222,000, or 19.7%, to $905,000 for the three months ended June 30, 2011 from $1.1 million for the same period in the prior year. This was primarily the result of a decrease in interest expense on savings accounts of $163,000 or 60.6% and a decrease in interest expense on certificates of deposit of $39,000 or 4.8%. The average cost of deposits declined from 1.45% for the three months ended June 30, 2010 to 1.15% for the three months ended June 30, 2011. The continued low level of market interest rates enabled us to reduce the rates of interest paid on deposit products. In addition, the average balance of savings accounts decreased $5.5 million or 4.4% to $120.3 million for the three months ended June 30, 2011 compared to the same period in 2010. Partially offsetting these decreases was an increase in the average balance of certificates of deposit which increased $3.3 million, or 2.7%, to $125.5 million for the three months ended June 30, 2011 from $122.2 million for the same period in 2010, and an increase in the average balance of demand and NOW accounts of $5.2 million or 9.2% to $62.2 million for the three months ended June 30, 2011 compared to the same period in 2010.

Interest expense on Federal Home Loan Bank advances decreased $53,000 or 15.8%, to $283,000 for the three months ended June 30, 2011 from $336,000 for the same period during 2010. The average cost of Federal Home Loan Bank advances decreased to 2.96% for the quarter ended June 30, 2011 from 3.97% for the quarter ended June 30, 2010. Partially offsetting this decrease was an increase in the average balance of Federal Home Loan Bank advances of $4.4 million or 13.1% to $38.2 million for the three months ended June 30, 2011 compared to the same period in the prior year.

Provision for Loan Losses. The provision for loan losses increased by $75,000, or 21.4%, to $425,000 for the three months ended June 30, 2011 from $350,000 for the same period in 2010. Non-performing loans at June 30, 2011 were $3.2 million or 1.1% of total loans compared to $1.4 million or 0.48% of total loans at June 30, 2010. The increase in non-performing loans from the prior year was due primarily to two commercial loan participations with outstanding balances totaling $1.9 million at June 30, 2011. The provision that was recorded is sufficient, in management’s judgment, to bring the allowance for loan losses to a level that reflects the losses inherent in our loan portfolio relative to loan mix, economic conditions and historical loss experience. Management believes, to the best of their knowledge, that all known losses as of the balance sheet dates have been recorded.

Noninterest Income. Noninterest income decreased $21,000 or 3.4%, to $596,000 for the three months ended June 30, 2011 from $617,000 for the same period in the prior year due mainly to lower overdraft fee income.

Noninterest Expense. Noninterest expense increased by $167,000 or 7.5%, to $2.4 million for the three months ended June 30, 2011 compared to the same period in 2010. The increase was due primarily to increased compensation and employee benefits ,a portion relating to compensation expense on the ESOP, and other operating expenses, a portion of which were due to operating as a public company and additional expenses associated with managing and selling real estate owned properties.

Income Tax Expense. The Company recorded income tax expense of $389,000 for the three months ended June 30, 2011 at an effective tax rate of 31.5% compared to $347,000 for the same period in the prior year at an effective tax rate of 32.0%.

Comparison of Operating Results for the Nine Months Ended June 30, 2011 and 2010

General. Net income for the nine months ended June 30, 2011 was $1.7 million, a decrease of $585,000 or 25.7%, from $2.3 million for the nine months ended June 30, 2010. The decrease in net income was due to a $1.4 million one-time contribution to Standard Charitable Foundation ($908,000 after tax impact). This contribution represented $200,000 in cash and $1.2 million or 3.5% of the stock issued on October 6, 2010. Excluding the after tax impact of the contribution, net income would have been $2.6 million for the nine months ended June 30, 2011, an increase of $323,000 or 14.2% compared to the prior year period. The increase was primarily the result of an increase in net interest income of $1.3 million or 15.3% partially offset by increases in the provision for loan losses of $421,000 and higher non-interest expenses (excluding the one-time charitable contribution) of $675,000.

Net Interest Income. Net interest income increased by $1.3 million or 15.3%, to $10.2 million for the nine months ended June 30, 2011 from $8.8 million for the nine months ended June 30, 2010. Our net interest rate spread and net interest rate margin were 3.15 and 3.33%, respectively for the nine months ended June 30, 2011 compared to 3.17% and 3.25% for the same period in the prior year.

Interest and Dividend Income. Total interest and dividend income increased by $269,000 to $13.9 million for the nine months ended June 30, 2011 as compared to the same period in the prior year. Total interest and dividend income improved due to an increase in the average balance of interest earning assets which was partially offset by a decrease in the average yield on interest earning assets. Average interest earning assets increased by $45.1 million, or 12.4% to $407.4 million for the nine months ended June 30, 2011 from $362.3 million for the same period in 2010. The average yield on interest earning assets decreased to 4.56% for the nine months ended June 30, 2011 from 5.03% for the same period in the prior year. The average yield on all categories of interest earning assets decreased from the same period in the prior year due to historically low market interest rates.

Interest income on loans decreased $130,000, or 1.1%, to $11.9 million for the nine months ended June 30, 2011 due to a decrease in the average yield on loans. The average yield on loans receivable decreased to 5.36% for the nine months ended June 30, 2011 from 5.72% for the same period in the prior year. The decrease in average yield was primarily attributable to our variable rate loans adjusting downward as well as the origination of new loans in a generally lower interest rate environment and repayment/refinance of higher rate loans. Average loans receivable increased by $15.3 million, or 5.5%, to $294.7 million for the nine months ended June 30, 2011 from $279.4 million for the same period in the prior year. This increase was primarily attributable to continued loan demand throughout our market area.

Interest income on investment and mortgage-backed securities increased by $421,000, or 25.5%, to $2.1 million for the nine months ended June 30, 2011 from $1.7 million for the same period in the prior year. This increase was due primarily to an increase in the average balance of investment and mortgage-backed securities, which increased by $29.6 million, or 43.6%, to $97.6 million for the nine months ended June 30, 2011 from $67.9 million for the same period in the prior year. The increase in the average balance of investment and mortgage-backed securities was due to the investment of the net proceeds from the stock conversion. This increase was partially offset by a decrease in the average yield earned on investments and mortgage-backed securities, which decreased to 2.83% for the nine months ended June 30, 2011 from 3.24% for the same period in the prior year due to new investments added in a lower interest rate environment and variable rate investments that adjusted downward.

Interest Expense. Total interest expense decreased by $1.1 million, or 22.3%, to $3.8 million for the nine months ended June 30, 2011 from $4.8 million for the same period in 2010. This decrease in interest expense was due to a decrease in the average cost of interest-bearing liabilities to 1.41% for the nine months ended June 30, 2011 from 1.87% for the prior year period, which was partially offset by an increase in the average balance of interest-bearing liabilities. Average interest-bearing liabilities increased by $10.3 million, or 3.0%, to $356.6 million for the nine months ended June 30, 2011 from $346.3 million for the same period in the prior year.

Interest expense on deposits decreased by $660,000, or 18.7%, to $2.9 million for the nine months ended June 30, 2011 from $3.5 million for the same period in the prior year. This was primarily the result of a decrease in interest expense on savings accounts of $516,000 or 55.2%. The average cost of deposits declined from 1.56% for the nine months ended June 30, 2010 to 1.22% for the nine months ended June 30, 2011. The continued low level of market interest rates enabled us to reduce the rates of interest paid on deposit products. Partially offsetting this decrease in interest expense was an increase in the average balance of certificates of deposit which increased $8.0 million, or 6.8%, to $124.9 million for the nine months ended June 30, 2011 from $116.9 million for the same period in 2010, and an increase in the average balance of demand and NOW accounts of $6.4 million or 11.7% for the nine months ended June 30, 2011 compared to the same period in 2010.

Interest expense on Federal Home Loan Bank advances decreased $410,000 or 31.6%, to $888,000 for the nine months ended June 30, 2011 from $1.3 million for the same period during 2010. The average balance of Federal Home Loan Bank advances decreased $3.9 million or 9.4% to $38.0 million for the nine months ended June 30, 2011 compared to the same period in the prior year. In addition, the average cost of Federal Home Loan Bank advances decreased to 3.12% for the nine months ended June 30, 2011 from 4.13% for the nine months ended June 30, 2010.

Provision for Loan Losses. The provision for loan losses increased by $421,000, or 54.0%, to $1.2 million for the nine months ended June 30, 2011 from $779,000 for the same period in 2010. Non-performing loans at June 30, 2011 were $3.2 million or 1.1% of total loans compared to $1.4 million or 0.48% of total loans at June 30, 2010. The increase in non-performing loans from the prior year was due primarily to two commercial loan participations with outstanding balances totaling $1.9 million at June 30, 2011. The provision that was recorded is sufficient, in management’s judgment, to bring the allowance for loan losses to a level that reflects the losses inherent in our loan portfolio relative to loan mix, economic conditions and historical loss experience. Management believes, to the best of their knowledge, that all known losses as of the balance sheet dates have been recorded.

Noninterest Income. Noninterest income was $1.8 million for both the nine months ended June 30, 2011 and 2010. Gains from loan sales were offset by lower overdraft fee income and lower annuity and mutual fund fees.

Noninterest Expense. Noninterest expense increased by $2.1 million or 32.1%, to $8.4 million for the nine months ended June 30, 2011 compared to the same period in 2010. The increase was due to a $1.4 million one-time contribution to Standard Charitable Foundation during the nine months ended June 30, 2011. Excluding the one-time charitable contribution, noninterest expenses increased $675,000 or 10.6% due primarily to increased compensation and employee benefits, a portion relating to compensation expense on the ESOP, and other operating expenses, a portion of which were due to operating as a public company and additional expenses associated with managing and selling real estate owned properties.

Income Tax Expense. The Company recorded a provision for income tax of $591,000 for the nine months ended June 30, 2011 compared to a provision for income tax of $1.1 million for the same period in the prior year. The tax effect of the charitable foundation contribution was a benefit of $468,000.

Non-Performing and Problem Assets

There were no loans in arrears 90 days or more and still accruing interest. Loans in arrears 90 days or more or in process of foreclosure (non-accrual loans) were as follows:

	Number of Loans	Amount	Percentage of Loans Receivable
		(Dollars in Thousands)

June 30, 2011	18	$3,183	1.10%
September 30, 2010	20	3,922	1.37

At June 30, 2011, impaired loans consisted of three loans totaling $2.2 million of which two of the impaired loans totaling $1.9 million were commercial participation loans. One of the participation loans with a current balance of $1.1 million (after a $284,000 write-down) represented a 6.4% interest in a $21.4 million loan secured by commercial real estate and a mall in West Virginia. The second commercial participation loan totaling $832,000 represented a one third interest in a $2.4 million loan secured by rental properties located near a college campus in Pennsylvania.

The related allowance for loan losses on impaired loans at June 30, 2011 and September 30, 2010 was $650,000 and $714,000, respectively. The average recorded investment in impaired loans during the quarter and nine months ended June 30, 2011 was $2.3 million and the Company recognized no interest income on impaired loans during those respective periods.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the Federal Home Loan Bank of Pittsburgh, repurchase agreements and maturities, principal repayments and the sale of available-for-sale securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2011.

At June 30, 2011, we had $13.9 million in loan commitments outstanding, $13.3 million of which were for commercial real estate loans and $576,000 of which were for one- to four-family residential loans. In addition to commitments to originate loans, we had $12.8 million in unused lines of credit to borrowers and $724,000 in undisbursed funds for construction loans in process. Certificates of deposit due within one year of June 30, 2011 totalled $33.3 million, or 10.6% of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan and securities sales, repurchase agreements and Federal Home Loan Bank advances.

Current regulatory requirements specify that the Bank and similar institutions must maintain leverage capital equal to 4% of adjusted total assets and risk-based capital equal to 8% of risk-weighted assets. The Federal Deposit Insurance Corporation (“FDIC”) may require higher core capital ratios if warranted, and institutions are to maintain capital levels consistent with their risk exposures. The FDIC reserves the right to apply this higher standard to any insured financial institution when considering an institution’s capital adequacy. At June 30, 2011, Standard Bank was in compliance with all regulatory capital requirements with leverage and risk-based capital ratios of 12.28% and 20.14%, respectively and was considered “well-capitalized” under FDIC regulations.

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

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings

At June 30, 2011, the Company is not involved in any pending legal proceedings other than non-material legal proceedings undertaken in the ordinary course of business.

ITEM 1A.	Risk Factors

Not applicable to smaller reporting companies.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.	Defaults Upon Senior Securities

None

ITEM 4.	(Removed and Reserved)

ITEM 5.	Other Information

(a)	Not Applicable

(b)	Not Applicable

ITEM 6	Exhibits

3.1	Articles of Incorporation of Standard Financial Corp.*

3.2	Bylaws of Standard Financial Corp.*

4	Form of Common Stock Certificate of Standard Financial Corp.*

10.1	Form of Standard Bank, PaSB Employee Stock Ownership Plan*

10.2	Form of Standard Financial Corp. and Standard Bank, PaSB Three-Year Employment Agreement*

10.3	Form of Standard Financial Corp. and Standard Bank, PaSB Two-Year Employment Agreement*

10.4	Form of Standard Bank, PaSB Change in Control Agreement*

10.5	Form of Phantom Stock Agreement for Officers*

10.6	Form of Phantom Stock Agreement for Directors*

10.7	Chief Financial Officer Performance Based Compensation Plan*

10.8	Chief Commercial Lending Officer Performance Based Compensation Plan*

10.9	Non-Compete Agreement between Standard Bank, PaSB and David C. Mathews*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Label Linkbase Document**

101.PRE	XBRL Taxonomy Presentation Linkbase Document**

*	Incorporated by reference to the Registration Statement on Form S-1 of Standard Financial Corp. (File No. 333-167579), originally filed with the Securities and Exchange Commission on June 17, 2010, as amended.
**	We have attached these documents formatted in XBRL (Extensible Business Reporting Language) as Exhibit 101 to this report. We advise users of this data that pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANDARD FINANCIAL CORP.

Signatures	Title	Date

/s/ Timothy K. Zimmerman Timothy K. Zimmerman	President, Chief Executive Officer and Director (Principal Executive Officer)	August 10, 2011

/s/ Colleen M. Brown Colleen M. Brown	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 10, 2011