Form 10-K
period 2011-09-30
Standard Financial Corp.
filed 2011-12-15
CIK 1492915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 001-34893

STANDARD FINANCIAL CORP.

(Exact Name of Registrant as Specified in its Charter)

Maryland	27-3100949
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2640 Monroeville Boulevard, Monroeville, Pennsylvania	15146
(Address of Principal Executive Offices)	(Zip Code)

(412) 856-0363

(Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☑     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of December 10, 2011, there were issued and outstanding 3,463,173 shares of the Registrant’s Common Stock.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sales price on March 31, 2011 was $54.6 million.

DOCUMENTS INCORPORATED BY REFERENCE:

Document	Part of Form 10-K
Proxy Statement for the 2012 Annual Meeting of Stockholders of the Registrant	Part III

Standard Financial Corp.

Annual Report on Form 10-K

For The Year Ended

September 30, 2011

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

Standard Financial Corp.

Standard Financial Corp. (the “Company”) is a Maryland corporation that owns all of the outstanding shares of common stock of Standard Bank upon completion of the mutual-to-stock conversion which occurred on October 6, 2010. On a consolidated basis, as of September 30, 2011, Standard Financial Corp. had total assets of $434.6 million, total loans of $289.6 million, total deposits of $320.3 million and stockholders’ equity of $78.7 million.

Upon completion of the stock conversion on October 6, 2010, a total of 3,478,173 shares of common stock were issued in the offering of which 3,360,554 shares were subscribed for by depositors of Standard Bank, other investors in the subscription and community offerings and the Employee Stock Ownership Plan at a purchase price of $10.00 per share. 117,619 shares were issued to Standard Charitable Foundation. The shares of common stock began trading on the Nasdaq Capital Market under the trading symbol “STND” on October 7, 2010.

Our executive offices are located at 2640 Monroeville Boulevard, Monroeville, Pennsylvania 15146. Our telephone number at this address is (412) 856-0363.

Standard Bank

Standard Bank (the “Bank”) is a Pennsylvania chartered savings bank headquartered in Murrysville, Pennsylvania with executive offices in Monroeville, Pennsylvania. Standard Bank was organized in 1913, and reorganized into the mutual holding company structure in 1998. Following the completion of the stock conversion, Standard Bank became the wholly owned subsidiary of Standard Financial Corp. We provide financial services to individuals, families and businesses through ten banking offices located in the Pennsylvania counties of Allegheny, Westmoreland and Bedford and Allegany County, Maryland.

Standard Bank’s business consists primarily of accepting deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in one- to four-family residential mortgage loans, commercial real estate loans, home equity loans and lines of credit, commercial business loans and investment securities. To a much lesser extent, we also originate construction loans and consumer loans. Standard Bank offers a variety of deposit accounts, including savings accounts, certificates of deposit, money market accounts, commercial and regular checking accounts and individual retirement accounts.

Standard Bank’s executive offices are located at 2640 Monroeville Boulevard, Monroeville, Pennsylvania 15146. Our telephone number at this address is (412) 856-0363. Our website address is www.standardbankpa.com. Information on our website is not incorporated into this Annual Report and should not be considered part of this Annual Report.

Market Area

We conduct our operations from our ten branch offices located in the Pennsylvania counties of Allegheny, Westmoreland and Bedford and Allegany County, Maryland. Standard Bank considers its primary market area to be eastern Allegheny, Westmoreland, northern Fayette and southern Bedford counties in Pennsylvania and Allegany County, Maryland.

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

Our market area did not fully benefit from the national economic expansion during the period prior to the current economic downturn, and as a result, it has not been as severely affected during the current economic downturn. The national unemployment rate has remained over 9% as of September 30, 2011 and real estate prices across the country have declined substantially in many markets. In comparison to many areas throughout the country, real estate values in our market have not declined to the extent that other areas of the country have experienced during the past decade.

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

Our deposit sources are primarily concentrated in the communities surrounding our banking offices, located in the Pennsylvania counties of Allegheny, Westmoreland and Bedford and Allegany County, Maryland. As of June 30, 2011 (the latest date for which information is publicly available), we ranked 27th in deposit market share out of 35 bank and thrift institutions with offices in Allegheny County, Pennsylvania with a market share of less than 1.0%, 9th in deposit market share out of 23 bank and thrift institutions in Westmoreland County, Pennsylvania with a market share of 3.0%, 7th in deposit market share out of 9 bank and thrift institutions in Bedford County, Pennsylvania, with a market share of 3.4% and 5th in deposit market share out of 5 bank and thrift institutions in Allegany County, Maryland with a market share of 6.6%.

Lending Activities

Our primary lending activities are the origination of one- to four-family residential mortgage loans, commercial real estate loans, commercial business loans and home equity loans and lines of credit. To a lesser extent, we also originate construction loans and consumer loans.

One- to Four-Family Residential Mortgage Loans. At September 30, 2011, $141.3 million, or 48.7%, of our total loan portfolio, consisted of one- to four-family residential mortgage loans. We offer fixed-rate and adjustable-rate residential mortgage loans with maturities up to 30 years.

One- to four-family residential mortgage loans are generally underwritten according to secondary market guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Office of Federal Housing Enterprise Oversight, which is currently $417,000 for single-family homes. However, loans in excess of $417,000 (which are referred to as “jumbo loans”) may be generally originated for retention in our loan portfolio, and not for sale in the secondary market. Our maximum loan amount for these loans is generally $750,000. We generally underwrite jumbo loans in the same manner as conforming loans.

We will originate loans with loan-to-value ratios in excess of 80%, up to and including a loan-to-value ratio of 95%. We require private mortgage insurance for loans with loan-to-value ratios in excess of 80%. During the fiscal year ended September 30, 2011, we originated $6.8 million of one- to four-family residential mortgage loans with loan-to-value ratios in excess of 80%.

We generally sell fixed rate conforming loans with terms greater than 15 years and retain the servicing rights on loans sold to generate fee income. For the fiscal year ended September 30, 2011, we received loan servicing fees of $119,000. As of September 30, 2011, the principal balance of loans serviced for others totaled $15.8 million.

We offer special programs for low- and moderate-income home purchasers. The property must be located within our lending area in a low-moderate census tract. Household income may not exceed 80% at median income of the Metropolitan Statistical Area. All bank-earned fees are waived.

Other than our loans for the construction of one- to four-family residential mortgage loans (described under “—Construction Loans”) and home equity lines of credit (described under “—Home Equity Loans and Lines of Credit”), we do not offer “interest only” mortgage loans on one- to four-family residential properties (where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan). We also do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan. We do not offer “subprime loans” (loans that generally target borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios) or Alt-A loans (traditionally defined as loans having less than full documentation).

Commercial Real Estate Loans. At September 30, 2011, $88.1 million, or 30.4%, of our total loan portfolio, consisted of commercial real estate loans. Properties securing our commercial real estate loans primarily include business owner-occupied properties, small office buildings and office suites. We generally seek to originate commercial real estate loans with initial principal balances of up to $3.0 million. Substantially all of our commercial real estate loans are secured by properties located in our primary market area. At September 30, 2011, our largest commercial real estate loan relationship had a principal balance of $3.1 million and was secured by first mortgages on office and warehouse buildings. This loan was performing in accordance with its terms at September 30, 2011.

In the underwriting of commercial real estate loans, we generally lend up to the lesser of 80% of the property’s appraised value or purchase price. We base our decision to lend primarily on the economic viability of the property and the creditworthiness of the borrower. In evaluating a proposed commercial real estate loan, we emphasize the ratio of the property’s projected net cash flow to the loan’s debt service requirement (generally requiring a preferred ratio of 1.25x), computed after deduction for a vacancy factor and property expenses we deem appropriate. Personal guarantees are usually obtained from commercial real estate borrowers. We generally require title insurance, fire and extended coverage casualty insurance, and, if appropriate, flood insurance, in order to protect our security interest in the underlying property. Almost all of our commercial real estate loans are generated internally by our loan officers.

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

Home Equity Loans and Lines of Credit. In addition to traditional one- to four-family residential mortgage loans, we offer home equity loans and home equity lines of credit that are secured by the borrower’s primary residence or secondary residence. At September 30, 2011, our home equity loans and lines of credit totaled $45.6 million and represented 15.7% of our total loan portfolio. Our home equity loans are originated with fixed rates of interest and with terms of up to 20 years. Home equity lines of credit have a maximum term of 20 years. The borrower is permitted to draw against the line during the first ten years of the line of credit. During this draw period, repayments are made at 2% of the unpaid balance on a monthly basis. After this initial 10-year draw period, the borrower is required to make payments to principal based on a 10-year amortization. We also offer interest only lines of credit with a 5-year draw period and a 10-year repayment period in which interest is due monthly. Our home equity lines of credit are currently originated with adjustable rates of interest. Home equity loans and lines of credit are generally underwritten with the same criteria that we use to underwrite one- to four-family residential mortgage loans. For a borrower’s primary residence, home equity loans and lines of credit may be underwritten with a loan-to-value ratio of 85% when combined with the principal balance of the existing mortgage loan, while the maximum loan-to-value ratio on the second mortgage is 75% when combined with the principal balance of the existing mortgage loan. We require appraisals on home equity loans and lines of credit. At the time we close a home equity loan or line of credit, we record a mortgage to perfect our security interest in the underlying collateral. At September 30, 2011 our in-house maximum limit for a home equity loan or a line of credit was $250,000 without title insurance; any higher amounts require title insurance.

Home equity loans and lines of credit entail greater credit risks compared to the one- to four-family residential mortgage loans we originate, as they typically involve higher loan-to-value ratios. Therefore, any decline in real estate values may have a more detrimental effect on home equity loans and lines of credit compared to one- to four-family residential mortgage loans.

Commercial Business Loans. We make various types of secured and unsecured commercial business loans to customers in our market area for the purpose of working capital and other general business purposes. The terms of these loans generally range from less than one year to a maximum of ten years. The loans are either negotiated on a fixed-rate basis or carry adjustable interest rates indexed to a lending rate that is determined internally, or a market rate index. We seek to originate loans to small- and medium-size businesses with principal balances between $150,000 and $750,000. At September 30, 2011, we had commercial business loans totaling $11.7 million, or 4.0% of the total loan portfolio.

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

At September 30, 2011, our largest commercial business loan had a principal balance of $1.0 million and was secured primarily by conservation-related federal tax credits. This loan was an interest-only loan which was scheduled to mature upon approval by the Internal Revenue Service (“IRS”) of the tax credits. The loan was current as to interest payments as of September 30, 2011.

Construction Loans. We make commercial construction loans for rental properties, commercial buildings and homes built by developers on speculative, undeveloped property. The terms of commercial construction loans are made in accordance with our commercial loan policy. Advances on construction loans are made in accordance with a schedule reflecting the cost of construction, but are generally limited to an 80% loan-to-completed-appraised-value ratio. Repayment of construction loans on non-residential properties is normally expected from the property’s eventual rental income, income from the borrower’s operating entity or the sale of the subject property. In the case of income-producing property, repayment is usually expected from permanent financing upon completion of construction. We typically provide the permanent mortgage financing on our construction loans on income-producing property. Construction loans are interest-only loans during the construction period, which typically do not exceed 12 months, and convert to permanent, amortizing financing following the completion of construction. At September 30, 2011, construction loans totaled $1.1 million, or 0.40%, of total loans receivable. At September 30, 2011, the additional unadvanced portion of these construction loans totaled $396,000.

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

Loan Originations, Purchases, Sales, Participations and Servicing. All loans that we originate are underwritten pursuant to our policies and procedures, which incorporate standard underwriting and secondary market guidelines. We originate both adjustable-rate and fixed-rate loans. Our loan origination and sales activity may be adversely affected by a rising interest rate environment that typically results in decreased loan demand. Most of our one- to four-family residential mortgage loan originations are generated by our loan officers.

In recent years, we have sold most of our longer term loans to the Federal Home Loan Bank of Pittsburgh, with loan servicing rights retained. During the fiscal years 2011 and 2010, we sold $4.2 million and $1.2 million, respectively, of fixed-rate loans as originated, primarily with terms of 15 years and longer, to assist us in managing interest rate risk.

We sell our loans with the servicing rights retained on residential mortgage loans, and we intend to continue this practice in the future, subject to the pricing of retaining such servicing rights. At September 30, 2011, we were servicing loans owned by others with a principal balance of $15.8 million. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. We retain a portion of the interest paid by the borrower on the loans we service as consideration for our servicing activities.

From time to time, we enter into participations in commercial loans with other banks. In these circumstances, we will generally follow our customary loan underwriting and approval policies. At September 30, 2011 we had $6.4 million in loan participations. From time to time, we have purchased residential loans from other financial institutions. At September 30, 2011 the unpaid balance of these loans was $817,000.

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

Investments

Our Investment Committee, which is comprised of our Chief Executive Officer, our Chief Financial Officer and our Controller, has primary responsibility for implementing our investment policy, which is established by our Board of Directors. The general investment strategies are developed and authorized by the Investment Committee in consultation with our Board of Directors. The Investment Committee is responsible for the execution of specific investment actions. These officers are authorized to execute investment transactions without the Board of Directors prior approval (provided the transactions are within the scope of the established investment policy). The investment policy is reviewed annually by the Investment Committee, and any changes to the policy are subject to approval by the full Board of Directors. The overall objectives of the Investment Policy are to maintain a portfolio of high quality and diversified investments to maximize interest income over the long term and to minimize risk, to provide collateral for borrowings, to provide additional earnings when loan production is low, and, when appropriate, to reduce our tax liability. The policy dictates that investment decisions give consideration to the safety of principal, liquidity requirements and interest rate risk management. All securities transactions are reported to the Board of Directors on a monthly basis.

Our current investment policy permits investments in securities issued by the U.S. Government as well as mortgage-backed securities, municipal securities, corporate bonds and direct obligations of Fannie Mae, Freddie Mac and Ginnie Mae. The investment policy also permits, with certain limitations, investments in certificates of deposit, collateralized mortgage obligations, mutual funds and equity securities. Our current investment policy does not permit investment in stripped mortgage-backed securities or derivatives as defined in federal banking regulations or in other high-risk securities. Our investment policy expressly prohibits the use of our investment portfolio for market-oriented trading activities or speculative purposes unless otherwise approved by our Board of Directors. We do not currently have a trading account for investment securities.

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

At September 30, 2011, all of such securities were classified as available for sale. Our securities portfolio at September 30, 2011, consisted primarily of securities with the following carrying value: $42.4 million of mortgage-backed securities issued by U.S. Government agencies and U.S. Government-sponsored enterprises; $30.0 million in municipal obligations; $24.7 million of U.S. government and agency obligations; $7.1 million in corporate bonds; $1.2 million in equity securities and $455,000 in collateralized mortgage obligations. At September 30, 2011, none of the collateral underlying our securities portfolio was considered subprime or Alt-A. See “Item 7—Management’s Discussion of Financial Condition and Results of Operations—Balance Sheet Analysis: September 30, 2011 and September 30, 2010—Investment Securities Portfolio” for a discussion of the recent performance of our securities portfolio.

We purchase mortgage-backed securities insured or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. Historically, we have invested in mortgage-backed securities to achieve positive interest rate spreads with minimal administrative expense and to lower our credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae or Ginnie Mae. However, in September 2008, the Federal Housing Finance Agency placed Freddie Mac and Fannie Mae into conservatorship. The U.S. Treasury Department has established financing agreements to ensure that Freddie Mac and Fannie Mae meet their obligations to holders of mortgage-backed securities that they have issued or guaranteed. These actions have not affected the markets for mortgage-backed securities issued by Freddie Mac or Fannie Mae.

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

Sources of Funds

General. Deposits traditionally have been our primary source of funds for our investment and lending activities. We also borrow from the Federal Home Loan Bank of Pittsburgh to supplement cash flow needs. Our additional sources of funds are scheduled loan payments, maturing investments, loan repayments, customer repurchase agreements, income on other earning assets and the proceeds of loan sales.

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

Borrowings. Our borrowings consist of advances from the Federal Home Loan Bank of Pittsburgh and funds borrowed from customers under repurchase agreements. At September 30, 2011, Federal Home Loan Bank advances totalled $28.5 million, or 8.0%, of total liabilities and our repurchase agreements totalled $2.9 million, or 0.8%, of total liabilities. At September 30, 2011, we had access to additional Federal Home Loan Bank advances of up to $87.9 million. Advances from the Federal Home Loan Bank of Pittsburgh are secured by our investment in the common stock of the Federal Home Loan Bank of Pittsburgh as well as by a blanket pledge on our assets not otherwise pledged. Repurchase agreements are secured by mortgage-backed securities.

Subsidiary Activities

Standard Bank has one subsidiary, Westmoreland Investment Company, which is a Delaware corporation that holds residential mortgage loans originated and serviced by Standard Bank.

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

Personnel

As of September 30, 2011, we had 96 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

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

Any change in these laws or regulations, whether by the FDIC, the Pennsylvania Department of Banking, the Federal Reserve Board or Congress, could have a material adverse impact on Standard Financial Corp., Standard Bank and their operations. See “Item 1A—Risk Factors— Recently enacted regulatory reform may have a material impact on our operations and the cost of our operations.”

Recently enacted regulatory reform legislation will, among other things, create a new Consumer Financial Protection Bureau, tighten capital standards, and result in new laws and regulations that are expected to increase our costs of operations.”

Set forth below is a brief description of certain regulatory requirements that are applicable to Standard Bank and Standard Financial Corp. The description below is limited to certain material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on Standard Bank and Standard Financial Corp.

Federal Legislation

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), enacted on July 21, 2010, has significantly changed the bank regulatory structure and is affecting the lending, investment, trading and operating activities of depository institutions and their holding companies. For example, the Dodd-Frank Act eliminated the Office of Thrift Supervision and required all federal savings associations and federal savings banks to be regulated by the OCC (the primary federal regulator for national banks). The Dodd-Frank Act also authorized the Federal Reserve Board to supervise and regulate all savings and loan holding companies, in addition to bank holding companies like Standard Financial Corp., which it currently regulates. The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for depository institution holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within eighteen months from the enactment of Dodd-Frank that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also created a new Consumer Financial Protection Bureau with substantial power to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rulemaking authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as Standard Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, such as Standard Bank, will continue to be examined by their applicable bank regulators. The legislation also weakened the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.

The legislation broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012. The Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded. The Dodd-Frank Act provided for originators of certain securitized loans to retain a percentage of the risk for transferred loan, directed the Federal Reserve Board to regulate pricing of certain debit card interchange fees, contained a number of reforms related to mortgage origination and authorized depository institutions to pay interest on business checking accounts.

Many of the provisions of the Dodd-Frank Act have delayed effective dates and the legislation requires various federal agencies to promulgate numerous and extensive implementing regulations over the next several years. Although the substance and scope of these regulations cannot be completely determined at this time, it is expected that the legislation and implementing regulations will increase our operating and compliance costs.

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

Prompt Corrective Action. Under federal regulations, a bank is considered to be (i) “well capitalized” if it has total risk-based capital of 10.0% or more, Tier 1 risk-based capital of 6.0% or more, Tier I leverage capital of 5.0% or more, and is not subject to any written capital order or directive; (ii) “adequately capitalized” if it has total risk-based capital of 8.0% or more, Tier I risk-based capital of 4.0% or more and Tier I leverage capital of 4.0% or more (3.0% under certain circumstances), and does not meet the definition of “well capitalized”; (iii) “undercapitalized” if it has total risk-based capital of less than 8.0%, Tier I risk-based capital of less than 4.0% or Tier I leverage capital of less than 4.0% (3.0% under certain circumstances); (iv) “significantly undercapitalized” if it has total risk-based capital of less than 6.0%, Tier I risk-based capital less than 3.0%, or Tier I leverage capital of less than 3.0%; and (v) “critically undercapitalized” if its ratio of tangible equity to total assets is equal to or less than 2.0%. Federal regulations also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized, and may require an adequately capitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). As of September 30, 2011, Standard Bank was “well-capitalized” for this purpose. At September 30, 2011, Standard Bank’s capital exceeded all applicable requirements.

Loans-to-One-Borrower Limitation. Under applicable regulations, with certain limited exceptions, a Pennsylvania chartered savings bank may lend to a single or related group of borrowers on an “unsecured” basis an amount equal to 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. Our internal policy, however, is to make no loans either individually or in the aggregate to one entity in excess of $3.8 million. However, in special circumstances this limit may be exceeded subject to the approval of the Board of Directors.

Activities and Investments of Insured State-Chartered Banks. Federal law generally limits the equity investments of state-chartered banks insured by the FDIC to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not, directly or indirectly, acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things: (i) acquiring or retaining a majority interest in a subsidiary; (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation, or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank’s total assets; (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures liability insurance for directors, trustees or officers, or blanket bond group insurance coverage for insured depository institutions; and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met. The direct or indirect activities of a state bank are similar, generally limited to those of a national bank. Exceptions include where approval is received for the activity from the FDIC.

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

The Sarbanes-Oxley Act of 2002 generally prohibits loans by a company to its executive officers and directors. However, the law contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws, assuming such loans are also permitted under the law of the institution’s chartering state. Under such laws, the Standard Bank’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities under such person’s control, is limited. The law limits both the individual and aggregate amount of loans Standard Bank may make to insiders based, in part, on the Standard Bank’s capital position and requires certain Board approval procedures to be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Loans to executive officers are further limited by specific categories.

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

Insurance of Deposit Accounts. Standard Bank’s deposits are insured up to applicable limits by the FDIC. Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other risk factors. An institution is assigned an assessment based upon the risk category to which it is assigned and certain specified adjustments, with institutions perceived to present more risk paying higher assessments. The Dodd-Frank Act permanently raised the general deposit insurance limit to $250,000 per depositor retroactive to January 1, 2008.

In February 2011, as required by the Dodd-Frank Act, the FDIC adopted the final rule which redefined the assessment base to consist of average consolidated total assets during the assessment period minus the average tangible equity during the assessment period. In addition, the revision eliminated the adjustment for secured borrowings and made certain other changes to the impact of unsecured borrowings and brokered deposits on an institution’s deposit insurance assessment. The FDIC also adopted a new rate schedule that was effective April 1, 2011 and ranges from 2.5 to 4.5 basis points. In lieu of dividends, the FDIC adopted progressively lower assessment rate schedules that will take effect when the reserve ratio exceeds 1.15 percent, 2 percent and 2.5 percent.

In 2009, the FDIC imposed a special emergency assessment on all insured institutions in order to cover losses to the Deposit Insurance Fund resulting from bank failures. Standard Bank recorded an expense of $177,000 during the quarter ended June 30, 2009, to reflect the special assessment. In addition, in lieu of further special assessments, the FDIC required all insured depository institutions to prepay on December 30, 2009 their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. Estimated assessments for the fourth quarter of 2009 and for all of 2010 were based upon the assessment rate in effect on September 30, 2009, with 3 basis points added for the 2011 and 2012 assessment rates. In addition, a 5% annual growth in the assessment base was assumed. Prepaid assessments are to be applied against the actual quarterly assessments until exhausted, and may not be applied to any special assessments that may occur in the future. Any unused prepayments will be returned to the institution on June 30, 2013. On December 30, 2009, Standard Bank prepaid approximately $1.5 million in estimated assessment fees. Because the prepaid assessments represent the prepayment of future expense, they do not affect Standard Bank’s capital (the prepaid asset will have a risk-weighting of 0%) or tax obligations. The balance of prepaid FDIC assessment fees at September 30, 2011 was $846,000.

The FDIC’s Transaction Account Guarantee (TAG) Program, one of two components of the Temporary Liquidity Guarantee Program, provided full federal deposit insurance coverage for noninterest-bearing transaction deposit accounts, regardless of dollar amount. Standard Bank opted to participate in this program, which was initially set to expire on December 31, 2009. On August 26, 2009, the FDIC extended the program until June 30, 2010, and revised the annualized assessment rate charged for the guarantee to between 15 and 25 basis points, depending on the institution’s risk category, on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000. We opted into the extension. On April 13, 2010, the FDIC announced a second extension of the program until December 31, 2010, and that it retained the discretion to further extend the program until December 31, 2011 without further rulemaking. We did opt into the extension.

The Dodd-Frank-Wall Act included a two-year extension of the TAG Program, though the extension does not apply to all accounts covered under the current program. The extension through December 31, 2012 applies only to non-interest bearing transaction accounts. Beginning January 1, 2011, low-interest consumer checking accounts (NOW Accounts) and Interest on Lawyer Trust Accounts (IOLTAs) were no longer eligible for the unlimited guarantee. Unlike the original TAG Program, which allowed banks to opt in, the extended program applies at all FDIC-insured institutions and is no longer funded by separate premiums. The FDIC accounts for the additional TAG insurance coverage in determining the amount of the general assessment it charges under the risk-based assessment system.

The second component of the Temporary Liquidity Guarantee Program, the Debt Guarantee Program, guaranteed certain senior unsecured debt of participating organizations. Standard Bank opted not to participate in this component of the Temporary Liquidity Guarantee Program.

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

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. For the quarter ended September 30, 2011, the annualized FICO assessment rate equaled 0.68 basis points for each $100 in domestic deposits maintained at an institution. The bonds issued by the FICO are due to mature in 2017 through 2019.

Federal Home Loan Bank System. Standard Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Pittsburgh, Standard Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of September 30, 2011, Standard Bank was in compliance with this requirement.

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

Pursuant to provisions of the BHC Act and regulations promulgated by the Federal Reserve Board thereunder, Standard Financial Corp. may only engage in or own companies that engage in activities deemed by the Federal Reserve Board to be so closely related to the business of banking or managing or controlling banks as to be a proper incident thereto, and the holding company must obtain permission from the Federal Reserve Board prior to engaging in most new business activities. A bank holding company that meets certain criteria may become a “financial holding company” and thereby engage in a broader range of financial activities. Standard Financial Corp. has not applied to become a financial holding company.

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

In addition to the risk-based capital guidelines, the federal banking regulators established minimum leverage ratio (Tier 1 capital to total assets) guidelines for bank holding companies with assets of $500 million or greater. These guidelines provide for a minimum leverage ratio of 3% for those bank holding companies which have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other bank holding companies are required to maintain a leverage ratio of at least 4%. The Dodd-Frank Act requires the Federal Reserve Board to revise its holding company capital requirements so that they are no less stringent than those applicable to insured depository institutions.

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

Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent alternative minimum taxable income is in excess of an exemption amount. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At September 30, 2011, Standard Financial Corp. had no alternative minimum tax credit carryforward.

Net Operating Loss Carryovers. Generally, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. However, as a result of recent legislation, subject to certain limitations, the carryback period for net operating losses incurred in 2008 or 2009 (but not both years) has been expanded to five years. At September 30, 2011, we had no net operating loss carryforward for federal income tax purposes.

Corporate Dividends. Standard Financial Corp. will be able to exclude from its income 100% of dividends received from Standard Bank as a member of the same affiliated group of corporations.

Audit of Tax Returns. Our federal income tax returns, as applicable, have not been audited in the most recent five-year period.

State Taxation

The Commonwealth of Pennsylvania and the State of Maryland impose an income tax of approximately 11.5% and 8.25%, respectively, on income measured substantially the same as federally taxable income, except that U.S. Government interest is not fully taxable. Our state income tax returns, as applicable, have not been audited in the most recent five-year period.

ITEM 1A.	Risk Factors.

Because we intend to continue to emphasize commercial real estate loan originations, our credit risk could increase and continued weakness in the local real estate market or economy could adversely affect our earnings.

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

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. Material additions to our allowance could materially decrease our net income.

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

The majority of our portfolio loans have fixed interest rates. Additionally, many of our securities investments have fixed interest rates. Like many financial institutions, our focus on deposit accounts as a source of funds, which have no stated maturity date or short contractual maturities, results in our liabilities having a shorter duration than our assets. For example, as of September 30, 2011, 41.9% of our loans had maturities of 15 years or longer, while 26.2% of our certificates of deposit had maturities of one year or less. This imbalance can create significant earnings volatility, because market interest rates change over time. In a period of rising interest rates, the interest income earned on our assets, such as loans and investments, may not increase as rapidly as the interest paid on our liabilities, such as deposits. In a period of declining interest rates, the interest income earned on our assets may decrease more rapidly than the interest paid on our liabilities, as borrowers prepay mortgage loans, and mortgage-backed securities and callable investment securities are called or prepaid, thereby requiring us to reinvest these cash flows at lower interest rates.

Changes in interest rates creates reinvestment risk, which is the risk that we may not be able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities in a declining interest rate environment. Additionally, increases in interest rates may decrease loan demand and/or make it more difficult for borrowers to repay adjustable-rate loans. Changes in interest rates also affect the current fair value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At September 30, 2011, a “rate shock” analysis indicated that our net portfolio value (the difference between the present value of our assets and the present value of our liabilities) would decrease by approximately $5.2 million, or 6.18%, if there was an instantaneous 100 basis point increase in market interest rates.

Concentration of loans in our primary market area, which has experienced an economic downturn, may increase the risk of increased nonperforming assets.

Our success depends primarily on the general economic conditions in the Pennsylvania counties of Allegheny, Westmoreland and Bedford and Allegany County, Maryland, as nearly all of our loans are to customers in these markets. Accordingly, the local economic conditions in these markets have a significant impact on the ability of borrowers to repay loans as well as our ability to originate new loans. According to the National Association of Realtors statistics, the median sales price for existing single family homes in the United States decreased from $217,900 in 2007 to $172,900 in 2010. As such, a continuation of the decline in real estate values would also lower the value of the collateral securing loans on properties in our markets. In addition, continued weakening in general economic conditions such as inflation, recession, unemployment or other factors beyond our control could negatively affect our financial results.

Continued and sustained deterioration in the housing sector and related markets and prolonged elevated unemployment levels may adversely affect our business and financial results.

Over recent years, general economic conditions continued to worsen nationally as well as in our market area. While we did not invest in sub-prime mortgages and related investments, our lending business is tied significantly to the housing market. Declines in home prices, and increases in foreclosures and unemployment levels, have adversely impacted the credit performance of real estate loans, resulting in the write-down of some asset values. The continuing housing slump has resulted in reduced demand for the construction of new housing, further declines in home prices, and increased delinquencies on construction, residential and commercial real estate loans. The ongoing concern about the economy in general has caused many lenders to reduce or cease providing funding to some borrowers. These conditions also caused a further reduction in loan demand, and increases in our non-performing assets, net charge-offs and provisions for loan losses. A worsening of these negative economic conditions could adversely affect our prospects for growth, asset and goodwill valuations and could result in a decrease in our interest income and a material increase in our provision for loan losses.

If our investment in the common stock of the Federal Home Loan Bank of Pittsburgh is classified as other-than-temporarily impaired or as permanently impaired, our earnings and stockholders’ equity could decrease.

We own common stock of the Federal Home Loan Bank of Pittsburgh. We hold this stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the Federal Home Loan Bank of Pittsburgh’s advance program. The aggregate cost and fair value of our Federal Home Loan Bank of Pittsburgh common stock as of September 30, 2011 was $2.8 million based on its par value. There is no market for our Federal Home Loan Bank of Pittsburgh common stock.

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

Our securities portfolio includes securities that are subject to declines in value due to negative perceptions about the health of the financial sector in general and the lack of liquidity for securities that are real estate related. A prolonged decline in the value of these or other securities could result in an other-than-temporary impairment write-down which would reduce our earnings.

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

Recently enacted financial institution legislation has changed the bank regulatory framework with the creation of an independent consumer financial protection bureau that has assumed the consumer protection responsibilities of the various federal banking agencies, and is expected to establish more stringent capital standards for banks and bank holding companies. The legislation requires additional regulations affecting the lending, funding, trading and investment activities of banks and bank holding companies. Bank regulatory agencies also have been responding aggressively to concerns and adverse trends identified in examinations. Ongoing uncertainty and adverse developments in the financial services industry and the domestic and international credit markets, and the effect of new legislation and regulatory actions in response to these conditions, may adversely affect our operations by restricting our business operations, including our ability to originate or sell loans, modify loan terms, or foreclose on property securing loans. These events may have a significant adverse effect on our financial performance and operating flexibility. In addition, these factors could affect the performance and value of our loan and investment securities portfolios, which also would negatively affect our financial performance.

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

Recently enacted regulatory reform may have a material impact on our operations and the cost of our operations.

On July 21, 2010, the President signed the Dodd-Frank Act. This new law has significantly changed the current bank regulatory structure and affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

The Dodd-Frank Act broadened the base for Federal Deposit Insurance Corporation deposit insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution, rather than deposits. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per account, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.

The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizes the Securities and Exchange Commission to promulgate rules that allow stockholders to nominate their own candidates using a company’s proxy materials. It also provides that the listing standards of the national securities exchanges shall require listed companies to implement and disclose “clawback” policies mandating the recovery of incentive compensation paid to executive officers in connection with accounting restatements. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not. This legislation has been delayed for smaller reporting SEC companies.

The Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Savings banks, such as Standard Bank, with $10 billion or less in assets will continue to be examined for compliance with the consumer laws by their primary bank regulators. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws. The Dodd-Frank Act requires the implementation of regulations for bank and savings and loan holding companies which establish capital standards that are no less stringent than those applicable to depository institutions themselves.

It is difficult to predict at this time what specific impact the Dodd-Frank Act and certain yet-to-be written implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs.

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

Competition in the banking and financial services industry is intense. In our market areas we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Some of our competitors have greater name recognition and market presence that benefits them in attracting business, and offer certain services that we do not or cannot provide. In addition, larger competitors may be able to price loans and deposits more aggressively than we do, which could affect our ability to grow and remain profitable on a long-term basis. Our profitability depends upon our continued ability to successfully compete in our market areas. If we must raise interest rates paid on deposits or lower interest rates charged on our loans, our net interest margin and profitability could be adversely affected. For additional information see “Item 1-Business of Standard Bank—Competition.”

Legislative or regulatory responses to perceived financial and market problems could impair our rights against borrowers.

Current and future proposals made by members of Congress would reduce the amount distressed borrowers are otherwise contractually obligated to pay under their mortgage loans, and may further limit the ability of lenders to foreclose on mortgage collateral. If proposals such as these, or other proposals limiting Standard Bank’s rights as a creditor, were to be implemented, we could experience increased credit losses on our loans, or increased expense in pursuing our remedies as a creditor.

Our information systems may experience an interruption or security breach.

We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our internet banking, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the possible failure, interruption or security breach of our information systems, there can be no assurance that any such failure, interruption or security breach will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failure, interruption or security breach of our communications and information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny or expose us to civil litigation and possible financial liability.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

We operate from our ten full service branches located in the Pennsylvania counties of Allegheny, Westmoreland and Bedford and Allegany County, Maryland. Standard Bank considers its primary market area to be eastern Allegheny, Westmoreland, northern Fayette and southern Bedford counties in Pennsylvania and Allegany County, Maryland. The net book value of our premises, land and equipment was $3.9 million at September 30, 2011. The following table sets forth information with respect to our full-service banking offices, including the expiration date of leases with respect to leased facilities.

Branch Name	Address	Owned or Leased

Murrysville (1)	4785 Old William Penn Hwy. Murrysville, PA 15668	Owned

Mount Pleasant	659 W. Main Street Mt. Pleasant, PA 15666	Owned

Ligonier	211 W. Main Street Ligonier, PA 15658	Owned

Monroeville (2)	2640 Monroeville Blvd. Monroeville, PA 15146	Owned

Scottdale	100 Pittsburgh Street Scottdale, PA 15683	Owned

Walmart	2100 Summit Ridge Plaza Mt. Pleasant, PA 15666	Leased (expires 10/31/2014)

Hyndman	3945 Center Street Hyndman, PA 15545	Owned

Greensburg	5150 Route 30 Greensburg, PA 15601	Leased (expires 4/30/2016)

LaVale	1275 National Hwy. LaVale, MD 21502	Owned

Cumberland	200 N. Mechanic Street Cumberland, MD 21502	Owned

(1)	Bank headquarters.
(2)	Executive office.

ITEM 3.	Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal proceedings arising in the ordinary course of business. At September 30, 2011, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.	Removed and Reserved

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market for Common Stock. Our common stock began trading on October 7, 2010 on the NASDAQ Capital Market under the symbol “STND.” As of September 30, 2011, Standard Financial Corp. had 3,478,173 shares of common stock outstanding and approximately 385 stockholders of record. Certain shares of the Company are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. At September 30, 2011, there were no compensation plans under which equity securities of Standard Financial Corp. were authorized for issuance other than the Employee Stock Ownership Plan.

In October 2011, the Company authorized the repurchase of up to 347,000 shares, or approximately 10%, of the Company’s outstanding common stock. The stock repurchase program does not have an expiration date and all shares will be purchased in open market purchases, block trades, negotiated private transactions and pursuant to a trading plan in accordance with Rule 10b5-1 of the Securities and Exchange Commission rules. The stock will be repurchased on an ongoing basis and will be subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital and the Company’s financial performance.

The following table sets forth the high and low sales prices of the Company’s common stock as of and during the quarterly periods presented as well as the quarterly cash dividends. The Company’s first quarterly dividend of $.045 per share was payable to stockholders of record as of November 2, 2011 and was paid on November 15, 2011.

	$000,000	$000,000	$000,000	$000,000	$000,000
	Market Price			Dividend Information
					Cash Dividends
Quarter Ended	High	Low	Close	Payment Date	per Share
September 30, 2011	$15.69	$14.01	$14.68	November 15, 2011	$0.045

June 30, 2011	$15.75	$14.87	$15.20	n/a	$—

March 31, 2011	$17.03	$13.81	$15.70	n/a	$—

December 31, 2010	$13.94	$10.90	$13.85	n/a	$—

For a discussion on the limitations of capital distributions payable by the Bank to the Company under applicable regulations, and limitations on the payment of dividends by bank holding companies, see “Item 1 – Business – Supervision and Regulation – Banking Regulation – Capital Distributions” and “-Bank Holding Company Regulation”.

(b) Use of Proceeds. There were no unregistered sales of equity securities during the quarter ended September 30, 2011.

(c) Issuer Purchases of Equity Securities. During the quarter ended September 30, 2011, we did not repurchase any shares of our common stock.

ITEM 6.	Selected Financial Data

The summary information presented below at the dates or for each of the years presented is derived from Standard Financial Corp. audited consolidated financial statements or its predecessor, Standard Mutual Holding Company for periods prior to October 6, 2010. The following information is only a summary, and should be read in conjunction with our audited consolidated financial statements and notes that appear elsewhere in this Annual Report.

	$000,000	$000,000	$000,000	$000,000	$000,000
	At September 30,
	2011	2010	2009	2008	2007
			(In thousands)
Selected Financial Condition Data:

Total assets	$434,619	$435,103	$382,415	$353,971	$342,938
Cash and cash equivalents	12,658	38,988	12,420	18,817	18,143
Securities available for sale	105,754	77,537	69,244	28,949	26,240
Securities held to maturity (1)	—	—	—	19,518	27,710
Loans receivable, net	285,113	286,066	270,769	257,551	243,742
Bank owned life insurance	9,778	9,419	9,080	8,756	8,424
Federal Home Loan Bank stock, at cost	2,839	3,416	3,416	3,335	2,488
Deposits	320,322	316,217	286,934	254,632	263,977
Federal Home Loan Bank advances	28,520	37,805	46,618	50,948	32,809
Securities sold under agreements to repurchase	2,897	3,444	3,866	3,537	3,990
Total stockholders’ equity	78,716	45,334	42,168	38,695	39,444

(1)	During 2009, all securities previously categorized as held to maturity were transferred to available for sale.

	Years Ended September 30,
	2011	2010	2009	2008	2007
			(In thousands)
Selected Operating Data:

Interest and dividend income	$18,412	$18,201	$18,236	$18,679	$18,191
Interest expense	4,919	6,247	8,091	9,237	10,075

Net interest income	13,493	11,954	10,145	9,442	8,116
Provision for loan losses (1)	1,625	1,179	1,100	316	—

Net interest and dividend income after provision for loan losses	11,868	10,775	9,045	9,126	8,116
Noninterest income	2,333	2,265	1,798	959	2,587
Noninterest expense (2)	10,839	8,747	8,698	8,169	8,036

Income before income tax expense	3,362	4,293	2,145	1,916	2,667
Income tax expense (3)	938	1,378	1	776	607

Net income	$2,424	$2,915	$2,144	$1,140	$2,060

(1)	A provision for loan losses was not recorded during the year ended September 30, 2007 because the results of a comprehensive analysis of the allowance for loan losses indicated that the allowance was at an appropriate level. See “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Allowance for Loan Losses” and “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations – Allowance for Loan Losses” for a discussion of our procedures for determining the provision for loan losses.

(2)	Noninterest expense for the year ended September 30, 2011 included a $1.4 million one-time contribution to Standard Charitable Foundation ($908,000 after tax impact to net income). This contribution represented $200,000 in cash and $1.2 million or 3.5% of the stock issued in connection with Standard Bank’s mutual to stock conversion on October 6, 2010.

(3)	The income tax expense recorded for the year ended September 30, 2009 was impacted by the reversal of a $510,000 valuation allowance related to impairment losses on Fannie Mae and Freddie Mac preferred stocks.

	$000,0	$000,0	$000,0	$000,0	$000,0
	At or For the Years Ended September 30,
	2011	2010	2009	2008	2007
Selected Financial Ratios and Other Data:

Performance Ratios:
Return on average assets (ratio of net income to average total assets)	0.56%	0.73%	0.58%	0.33%	0.62%
Return on average equity (ratio of net income to average equity)	3.18%	6.64%	5.27%	2.86%	5.33%
Interest rate spread (1)	3.13%	3.16%	2.88%	2.83%	2.50%
Net interest margin (2)	3.31%	3.25%	2.99%	2.98%	2.66%
Efficiency ratio (3)	68.49%	61.52%	72.83%	78.54%	75.08%
Noninterest expense to average total assets	2.48%	2.20%	2.36%	2.37%	2.43%
Average interest-earning assets to average interest-bearing liabilities	114.50%	105.53%	104.45%	104.94%	104.94%
Equity to assets	18.11%	10.77%	11.03%	10.93%	11.50%
Tangible equity to tangible assets	16.29%	8.39%	8.69%	8.35%	8.81%
Average equity to average assets	17.45%	11.05%	11.03%	11.59%	11.68%

Asset Quality Ratios:
Non-performing assets to total assets	1.24%	1.10%	0.61%	0.51%	0.26%
Non-performing loans to total loans	1.62%	1.37%	0.49%	0.63%	0.33%
Allowance for loan losses to non-performing loans	97.73%	101.71%	233.01%	150.12%	294.43%
Allowance for loan losses to total loans	1.56%	1.38%	1.12%	0.93%	0.97%
Net charge-offs to average loans	0.37%	0.10%	0.17%	0.10%	0.02%

Capital Ratios: (4)
Total capital (to risk-weighted assets)	21.70%	14.34%	14.09%	14.33%	14.32%
Tier I capital (to risk-weighted assets)	20.44%	13.08%	12.83%	13.22%	12.80%
Tier I capital (to average assets)	12.45%	8.49%	8.32%	8.45%	8.27%

Other Data:
Number of offices	10	10	10	10	10
Full time equivalent employees	96	88	89	89	93

(1)	The interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the year.

(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the year.

(3)	The efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income.

(4)	Capital ratios are for Standard Bank unconsolidated.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help potential investors understand our financial performance through a discussion of the factors affecting our financial condition at September 30, 2011 and 2010, and our consolidated results of operations for the fiscal years ended September 30, 2011 and 2010. This section should be read in conjunction with the audited consolidated financial statements and notes that appear elsewhere in this Annual Report.

Overview

Historically, we have operated as a traditional community savings bank. At September 30, 2011, $141.3 million, or 48.7% of our loan portfolio, consisted of longer-term, one- to four-family residential real estate loans, of which $95.2 million, or 67.4%, were fixed rate loans and $46.1 million, or 32.6% were adjustable rate loans. This resulted in our being particularly vulnerable to increases in interest rates, as our interest-bearing liabilities mature or reprice more quickly than our interest-earning assets. However, in recent years, we have increased our focus on the origination of commercial real estate loans, which generally provide higher yields than one- to four-family residential mortgage loans, have shorter durations and are usually originated with adjustable interest rates.

Other than our loans for the construction of one- to four-family residential properties and home equity lines of credit, we do not offer “interest only” mortgage loans on one- to four-family residential properties (where the borrower pays interest but no principal for an initial period, after which the loan converts to a fully amortizing loan). We also do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on their loan, resulting in an increased principal balance during the life of the loan. We do not offer “subprime loans” (loans that generally target borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios) or Alt-A loans (traditionally defined as loans having less than full documentation). We also do not own any private label mortgage-backed securities that are collateralized by Alt-A, low or no documentation or subprime mortgage loans.

At September 30, 2011, 98.6% of our mortgage-backed securities have been issued by Freddie Mac, Fannie Mae or Ginnie Mae, U.S. government agencies or government-sponsored enterprises. These entities guarantee the payment of principal and interest on our mortgage-backed securities.

Our non-performing assets totaled $5.4 million, or 1.24% of total assets at September 30, 2011, compared to $4.8 million, or 1.10%, of total assets at September 30, 2010. We had $5.6 million of loans delinquent 60 days or greater at September 30, 2011 and September 30, 2010. We provided $1.6 million for loan losses during the fiscal year ended September 30, 2011 and $1.2 million during the fiscal year ended September 30, 2010, reflecting an increase in nonperforming loans, as well as a higher percentage of commercial real estate loans which have greater risk relative to one- to four-family residential real estate loans, and worsening economic conditions.

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

•

Increasing commercial real estate lending while maintaining our conservative loan underwriting standards. Our loan portfolio balance has increased in recent years due in part to the growth in our commercial real estate loan portfolio to $88.1 million, or 30.4% of our gross loan portfolio at September 30, 2011, from $53.6 million, or 25.4% of our gross loan portfolio at September 30, 2006. This growth was due in part to the acquisition of Hoblitzell National Bank, a commercial bank that emphasized commercial real estate lending. In growing our commercial loan portfolio, we have emphasized maintaining strong asset quality by following conservative loan underwriting guidelines. We underwrite all of our loans in our main office to ensure uniformity and consistency in underwriting decisions.

•

Emphasizing deposits by attracting new customers and enhancing existing customer relationships. In an effort to grow our banking franchise, we have enhanced our direct marketing efforts to local businesses and established a stronger culture of cross-selling our products to our existing customers. In addition, we attract and retain deposits by offering enhanced technology, such as online banking and remote deposit capture, with a continued emphasis on quality customer service.

•

Expanding our branch network, primarily through branch purchases and de novo branching. We currently operate from ten banking offices. On April 6, 2011, a new branch was opened in Greensburg, Pennsylvania. We intend to evaluate additional branch expansion opportunities, primarily through branch purchases and de novo branches, to expand our presence in our current market area.

•

Pursuing future expansion and acquisition opportunities with the capital obtained in the conversion, although we have no current arrangements or agreements with respect to any such acquisitions. We intend to evaluate acquisitions of other financial institutions, as opportunities present themselves.

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

Balance Sheet Analysis: September 30, 2011 and September 30, 2010

Assets. Our total assets decreased $484,000, or 0.1%, to $434.6 million at September 30, 2011 from $435.1 million at September 30, 2010. The slight decrease was due to a decrease in cash and cash equivalents and net loans, offset by increases in mortgage-backed securities and investment securities.

Cash and Cash Equivalents. At September 30, 2011, cash and cash equivalents consisted of cash on hand and due from banks and interest-earning deposits. Cash and cash equivalents decreased $26.3 million or 67.5% to $12.7 million at September 30, 2011 from $39.0 million at September 30, 2010. This decrease was due primarily to a decrease in interest-earning deposits as proceeds from the stock conversion were used to purchase securities.

Loans. At September 30, 2011, net loans were $285.1 million, or 65.6% of total assets, a decrease of $953,000 from $286.1 million at September 30, 2010. This slight decrease was primarily due to a decrease in the home equity and construction loan portfolios partly offset by increases in commercial real estate and commercial loans. We have continued our focus on steadily increasing our commercial real estate loans to better diversify our loan portfolio.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio at the dates indicated. We had $100,000 and $461,000 of loans held for sale at September 30, 2011 and September 30, 2010, respectively, and no loans held for sale at the other dates indicated.

	At September 30,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$141,265	48.7%	$141,710	48.7%	$134,958	49.0%	$129,973	49.6%	$120,914	48.4%
Commercial	88,096	30.4	86,051	29.5	76,890	27.9	67,411	25.7	61,918	24.8
Home equity loans and lines of credit	45,594	15.7	47,523	16.3	45,486	16.5	44,079	16.8	42,657	17.1
Construction	1,128	0.4	3,240	1.1	2,145	0.8	5,028	1.9	8,358	3.3
Commercial loans	11,683	4.0	9,956	3.4	12,414	4.5	12,052	4.6	12,207	4.9
Other loans	2,392	0.8	3,012	1.0	3,261	1.2	3,696	1.4	3,760	1.5

Total loans	290,158	100.0%	291,492	100.0%	275,154	100.0%	262,239	100.0%	249,814	100.0%

Other items:
Deferred loan costs (fees), net	(128)		(118)		(47)		63		44
Loans in process	(396)		(1,319)		(1,260)		(2,325)		(3,737)
Allowance for loan losses	(4,521)		(3,989)		(3,078)		(2,426)		(2,379)

Total loans, net	$285,113		$286,066		$270,769		$257,551		$243,742

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at September 30, 2011. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One- to four-family residential real estate		Commercial real estate		Home equity loans and lines of credit		Construction
Due During the Twelve Months Ending September 30,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
2012	$799	6.06%	$6,462	4.70%	$460	4.97%	$—	—
2013	1,189	4.68%	2,290	5.64%	370	5.78%	—	—
2014	790	4.87%	2,136	5.45%	1,518	5.20%	—	—
2015 to 2016	545	5.26%	6,921	4.77%	2,839	5.54%	—	—
2017 to 2021	26,483	4.38%	13,199	5.79%	13,708	5.37%	—	—
2022 to 2026	36,037	4.60%	18,931	6.11%	19,899	5.00%	—	—
2027 and beyond	75,422	5.13%	38,157	6.35%	6,800	5.56%	1,128	5.20%

Total	$141,265	4.86%	$88,096	5.93%	$45,594	5.24%	$1,128	5.20%

	Commercial		Other loans		Total
Due During the Twelve Months Ending September 30,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
2012	$4,427	4.66%	$195	7.95%	$12,343	4.83%
2013	1,252	5.91%	562	8.53%	5,663	5.80%
2014	1,494	6.27%	559	9.31%	6,497	5.84%
2015 to 2016	3,668	5.68%	838	7.96%	14,811	5.34%
2017 to 2021	829	6.80%	238	3.04%	54,457	5.00%
2022 to 2026	13	6.75%	—	—	74,880	5.09%
2027 and beyond	—		—	—	121,507	5.54%

Total	$11,683	5.48%	$2,392	7.92%	$290,158	5.29%

Fixed and Adjustable Rate Loans. The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at September 30, 2011 that are contractually due after September 30, 2012.

	Due After September 30, 2012
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
One- to four-family residential	$94,406	$46,059	$140,465
Commercial	18,136	63,498	81,634
Home equity loans and lines of credit	45,134	—	45,134
Construction	1,128	—	1,128
Commercial	100	7,156	7,256
Other loans	2,197	—	2,197

Total loans	$161,101	$116,713	$277,814

Investment Securities Portfolio. The following table sets forth the composition of our investment securities portfolio at the dates indicated.

	At September 30,
	2011		2010		2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
			(In thousands)
Municipal obligations	$28,595	$29,980	$18,037	$19,050	$18,066	$18,736
U.S. government and agency obligations	24,493	24,654	26,848	26,949	17,791	17,871
Corporate bonds	7,255	7,066	7,776	7,795	4,686	4,780
Mortgage-backed securities:
Freddie Mac pass through certificates	4,755	5,071	7,876	8,288	12,466	12,948
Fannie Mae pass through certificates	17,358	17,960	6,447	6,743	10,850	11,149
Ginnie Mae pass through certificates	19,080	19,192	6,665	6,734	1,518	1,554
Collateralized mortgage obligations	446	455	672	686	920	898
Private pass through certificates	131	130	139	138	148	145
Equity securities	1,218	1,246	1,134	1,154	1,236	1,163

Total securities	$103,331	$105,754	$75,594	$77,537	$67,681	$69,244

At September 30, 2011 and September 30, 2010, all of our investment securities were classified as available for sale and recorded at current fair value. We held investment securities with an amortized cost of $103.3 million and a fair value of $105.8 million at September 30, 2011, compared to an amortized cost of $75.6 million and a fair value of $77.5 million at September 30, 2010, respectively. At September 30, 2011, our investment portfolio consisted of $42.8 million of mortgage-backed securities (of which $42.2 million were U.S. government sponsored mortgage-backed securities), $30.0 million of municipal bonds, $24.7 million in U.S. government and agency obligations, $7.1 million in corporate bonds and $1.2 million in equity securities at fair value. Purchases of investment securities during the fiscal year ended September 30, 2011 of $71.2 million were partly offset by maturities, repayments and calls of $43.5 million.

At September 30, 2011 and September 30, 2010, the Company held 19 securities and 8 securities in unrealized loss positions of $280,000 and $45,000, respectively. The decline in the fair value of these securities resulted primarily from interest rate fluctuations. The Company does not intend to sell these securities nor is it more likely than not that the Company would be required to sell these securities before their anticipated recovery and the Company believes the collection of the investment and related interest is probable. Based on this analysis, the Company considers all of the unrealized losses to be temporary impairment losses.

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at September 30, 2011 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State and municipal securities yields have not been adjusted to a tax-equivalent basis.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Municipal obligations	$4,172	2.24%	$1,270	4.38%	$14,255	3.60%	$8,898	4.37%	$28,595	$29,980	3.68%
U.S. government and agency obligations	—	—	21,493	1.45%	3,000	1.67%	—	—	24,493	24,654	1.47%
Corporate bonds	—	—	7,255	1.75%	—	—	—	—	7,255	7,066	1.75%
Mortgage-backed securities:
Freddie Mac pass through certificates	—	—	562	4.10%	4,193	4.26%	—	—	4,755	5,071	4.24%
Fannie Mae pass through certificates	—	—	1,395	4.00%	2,478	4.11%	13,485	2.69%	17,358	17,960	3.00%
Ginnie Mae pass through certificates	—	—	—	—	—	—	19,080	2.19%	19,080	19,192	2.19%
Collateralized mortgage obligations	—	—	—	—	352	4.75%	94	1.25%	446	455	4.01%
Private pass through certificates	—	—	—	—	—	—	131	0.88%	131	130	0.88%
Equity securities	—	—	—	—	—	—	1,218	3.00%	1,218	1,246	3.00%

Total	$4,172	2.24%	$31,975	1.79%	$24,278	3.54%	$42,906	2.82%	$103,331	$105,754	2.65%

Bank Owned Life Insurance. We invest in bank owned life insurance to provide us with a funding source for our benefit plan obligations. Bank owned life insurance also generally provides us noninterest income that is non-taxable. At September 30, 2011, we had invested $9.8 million in bank owned life insurance.

Prepaid FDIC Insurance. On December 30, 2009 we prepaid approximately $1.5 million in estimated assessment fees. At September 30, 2011, the balance of prepaid FDIC assessment fees was $846,000.

Deposits. We accept deposits primarily from the areas in which our offices are located. We have consistently focused on building broader customer relationships and targeting small business customers to increase our core deposits. We also rely on our enhanced technology and our customer service to attract and retain deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of savings accounts, certificates of deposit, money market accounts, commercial and regular checking accounts and individual retirement accounts. Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market interest rates, liquidity requirements and our deposit growth goals. We do not accept brokered deposits.

Our deposits increased $4.1 million, or 1.3%, to $320.3 million at September 30, 2011 from $316.2 million at September 30, 2010. The increase resulted from an $8.4 million, or 6.7%, increase in certificates of deposit partly offset by a $4.3 million, or 2.2%, decrease in demand and savings accounts. The increase in certificates of deposit resulted from an increase in longer term certificate products some of which provide the customer an option to increase the interest rate on the certificate in the future.

At September 30, 2011, we had a total of $134.1 million in certificates of deposit, of which $35.2 million had remaining maturities of one year or less. Based on historical experience and current market interest rates, we believe we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of September 30, 2011.

The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	$000.000	$000.000	$000.000	$000.000	$000.000	$000.000	$000.000	$000.000	$000.000
	At September 30,
	2011			2010			2009
	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Savings accounts	$112,270	35.0%	0.29%	$123,590	39.1%	0.67%	$120,896	42.1%	1.81%
Certificates of deposit	134,087	41.9	2.46%	125,700	39.7	2.61%	108,176	37.7	3.41%
Money market accounts	7,898	2.5	0.22%	8,166	2.6	0.37%	5,415	1.9	0.53%
Demand and NOW accounts	66,067	20.6	0.14%	58,761	18.6	0.14%	52,447	18.3	0.31%

Total deposits	$320,322	100.0%	1.15%	$316,217	100.0%	1.33%	$286,934	100.0%	2.12%

As of September 30, 2011, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was $39.9 million. The following table sets forth the maturity of those certificates as of September 30, 2011.

At September 30, 2011
(In thousands)
Three months or less	$1,535
Over three months through six months	1,881
Over six months through one year	10,290
Over one year to three years	16,174
Over three years	10,048

Total	$39,928

Borrowings. Our borrowings consist of advances from the Federal Home Loan Bank of Pittsburgh and funds borrowed under repurchase agreements. At September 30, 2011, we had access to additional Federal Home Loan Bank advances of up to $87.9 million. During the fiscal year ended September 30, 2011, Federal Home Loan Bank advances totaling $17.0 million matured and were repaid partly offset by $7.8 million of new advances. The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at the dates and for the years indicated.

	At or For the Years Ended September 30,
	2011	2010	2009
	(Dollars in thousands)
Balance at year end	$28,520	$37,805	$46,618
Average balance outstanding during the year	$37,199	$40,270	$49,353
Maximum amount outstanding at any month-end	$39,590	$46,613	$50,943
Weighted average interest rate at year end	2.72%	3.23%	4.18%
Average interest rate during the year	3.06%	3.99%	4.59%

The following table sets forth information concerning balances and interest rates on our repurchase agreements at the dates and for the years indicated.

	At or For the Years Ended September 30,
	2011	2010	2009
	(Dollars in thousands)
Balance at year end	$2,897	$3,444	$3,866
Average balance outstanding during the year	$4,855	$3,634	$4,532
Maximum amount outstanding at any month-end	$6,738	$3,895	$6,380
Weighted average interest rate at year end	0.27%	0.60%	1.26%
Average interest rate during the year	0.33%	0.77%	1.63%

Total Stockholders’ Equity. Stockholders’ equity increased $33.4 million, or 73.6%, to $78.7 million at September 30, 2011 from $45.3 million at September 30, 2010. The increase resulted primarily from net proceeds of $33.4 million received from the stock conversion on October 6, 2011.

Average Balance and Yields

The following table sets forth average balance sheets, average yields and costs, and certain other information for the years indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	For the Years Ended September 30,
	2011			2010			2009
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$294,047	$15,627	5.31%	$281,382	$15,994	5.68%	$263,311	$15,837	6.01%
Investment and mortgage-backed securities	98,919	2,753	2.78%	69,636	2,167	3.11%	59,442	2,343	3.94%
Interest earning deposits	14,959	32	0.21%	16,770	40	0.24%	17,017	56	0.33%

Total interest-earning assets	407,925	18,412	4.51%	367,788	18,201	4.95%	339,770	18,236	5.37%

Noninterest-earning assets	28,337			29,466			28,923

Total assets	$436,262			$397,254			$368,693

Interest-bearing liabilities:
Savings accounts	$120,089	506	0.42%	$123,858	1,169	0.94%	$109,524	1,985	1.81%
Certificates of deposit	125,967	3,187	2.53%	118,943	3,321	2.79%	104,961	3,579	3.41%
Money market accounts	6,310	16	0.25%	5,625	22	0.39%	5,523	29	0.53%
Demand and NOW accounts	61,852	57	0.09%	56,175	102	0.18%	51,402	159	0.31%

Total deposits	314,218	3,766	1.20%	304,601	4,614	1.51%	271,410	5,752	2.12%
Federal Home Loan Bank advances	37,199	1,137	3.06%	40,270	1,605	3.99%	49,353	2,265	4.59%
Securities sold under agreements to repurchase	4,855	16	0.33%	3,634	28	0.77%	4,532	74	1.63%

Total interest-bearing liabilities	356,272	4,919	1.38%	348,505	6,247	1.79%	325,295	8,091	2.49%

Noninterest-bearing liabilities	3,871			4,836			2,733

Total liabilities	360,143			353,341			328,028
Stockholders’ equity	76,119			43,913			40,665

Total liabilities and stockholders’ equity	$436,262			$397,254			$368,693

Net interest income		$13,493			$11,954			$10,145

Net interest rate spread (1)			3.13%			3.16%			2.88%
Net interest-earning assets (2)	$51,653			$19,283			$14,475

Net interest margin (3)			3.31%			3.25%			2.99%
Average interest-earning assets to interest-bearing liabilities	114.50%			105.53%			104.45%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income for the years indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately, based on the changes due to rate and the changes due to volume.

	For the Years Ended September 30, 2011 vs. 2010			For the Years Ended September 30, 2010 vs. 2009
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$701	$(1,068)	$(367)	$1,054	$(897)	$157
Investment and mortgage-backed securities	834	(248)	586	364	(540)	(176)
Interest earning deposits	(4)	(4)	(8)	(1)	(15)	(16)

Total interest-earning assets	1,531	(1,320)	211	1,417	(1,452)	(35)

Interest-bearing liabilities:
Savings accounts	(35)	(628)	(663)	233	(1,049)	(816)
Certificates of deposit	189	(323)	(134)	440	(698)	(258)
Money market accounts	3	(9)	(6)	1	(8)	(7)
Demand and NOW accounts	6	(51)	(45)	14	(71)	(57)

Total deposits	163	(1,011)	(848)	688	(1,826)	(1,138)
Federal Home Loan Bank advances	(115)	(353)	(468)	(385)	(275)	(660)
Securities sold under agreements to repurchase	7	(19)	(12)	(13)	(33)	(46)

Total interest-bearing liabilities	55	(1,383)	(1,328)	290	(2,134)	(1,844)

Change in net interest income	$1,476	$63	$1,539	$1,127	$682	$1,809

Comparison of Operating Results for the Fiscal Years Ended September 30, 2011 and 2010

General. Net income for the fiscal year ended September 30, 2011 was $2.4 million or $0.76 per share compared to $2.9 million for the fiscal year ended September 30, 2010. Our 2011 earnings were negatively impacted by a $1.4 million one-time contribution to Standard Charitable Foundation ($908,000 after tax impact). This contribution represented $200,000 in cash and $1.2 million or 3.5% of the stock issued in connection with Standard Bank’s mutual to stock conversion on October 6, 2010. Excluding the after tax impact of the contribution, net income would have been $3.3 million or $1.03 per share for the fiscal year ended September 30, 2011 compared to $2.9 million for the fiscal year ended September 30, 2010, representing a 14.3% increase. Return on average assets and average equity were 0.56% and 3.18%, respectively, (0.76% and 4.38%, respectively, excluding the one-time charitable foundation contribution) for the fiscal year ended September 30, 2011. The comparable ratios for the fiscal year ended September 30, 2010 were 0.73% and 6.64%, respectively.

Net Interest Income. Net interest income increased by $1.5 million, or 12.9%, to $13.5 million for the fiscal year ended September 30, 2011 from $12.0 million for the fiscal year ended September 30, 2010. Net interest income increased as a result of a higher average balance of interest earning assets due mainly to proceeds received in the stock conversion that closed on October 6, 2010 and a lower cost of funds. Our net interest rate spread and net interest margin were 3.13% and 3.31%, respectively, for the fiscal year ended September 30, 2011 compared to 3.16% and 3.25% for the fiscal year 2010.

Interest and Dividend Income. Total interest and dividend income of $18.4 million for the fiscal year ended September 30, 2011 increased $211,000, or 1.2%, from the prior fiscal year. An increase in the average balance of interest earning assets was partly offset by a decrease in the average yield on interest earning assets. Average interest earning assets increased by $40.1 million, or 10.9% to $407.9 million for the fiscal year ended September 30, 2011 from $367.8 million for the fiscal year 2010 due mainly to the investment of the proceeds received in the October 2010 stock conversion. The average yield on interest earning assets decreased to 4.51% for the fiscal year ended September 30, 2011 from 4.95% for the fiscal year 2010. The average yield on all categories of interest earning assets decreased from the previous year due to the low interest rate environment.

Interest income on loans decreased $367,000, or 2.3%, to $15.6 million for the fiscal year ended September 30, 2011 from $16.0 million for fiscal year ended September 30, 2010. The average yield on loans receivable decreased to 5.31% for the fiscal year ended September 30, 2011 from 5.68% for the fiscal year 2010. The decrease in average yield was primarily attributable to our variable rate loans adjusting downward as prime and short-term interest rates decreased as well as the origination of new loans in a generally lower interest rate environment and repayment/refinance of higher rate loans into lower rate loans. Average loans receivable increased by $12.7 million, or 4.5%, to $294.0 million for the fiscal year ended September 30, 2011 from $281.4 million for the fiscal year 2010. This increase was primarily attributable to continued loan demand throughout our market area.

Interest income on investment and mortgage-backed securities increased by $586,000, or 27.0%, to $2.8 million for the fiscal year ended September 30, 2011 from $2.2 million for the fiscal year ended September 30, 2010. This increase was due to an increase in the average balance of investment and mortgage-backed securities, which increased by $29.3 million, or 42.1%, to $98.9 million for the fiscal year ended September 30, 2011 from $69.6 million for the fiscal year 2010. Partly offsetting the increase in the average balance of investment and mortgage-backed securities was a decrease in the average yield earned, which decreased to 2.78% for the fiscal year ended September 30, 2011 from 3.11% for the fiscal year 2010, due to new investments added in a lower interest rate environment, variable rate investments that adjusted downward and repayment and calls of higher yielding securities.

Interest Expense. Total interest expense decreased by $1.3 million, or 21.3%, to $4.9 million for the fiscal year ended September 30, 2011 from $6.2 million for the fiscal year ended September 30, 2010. This decrease in interest expense was almost entirely due to a decrease in the average cost of interest-bearing liabilities to 1.38% from 1.79% from the prior fiscal year. Average interest-bearing liabilities increased by $7.8 million, or 2.3%, to $356.3 million for the fiscal year ended September 30, 2011 from $348.5 million for the fiscal year 2010.

Interest expense on deposits decreased by $848,000, or 18.4%, to $3.8 million for the fiscal year ended September 30, 2011 from $4.6 million for the fiscal year ended September 30, 2010. The cost of deposits declined from 1.51% for the fiscal year ended September 30, 2010 to 1.20% for the fiscal year ended September 30, 2011. The continued low level of market interest rates enabled us to reduce the rates of interest paid on deposit products. The average balance of deposits increased by $9.6 million, or 3.2%, for the fiscal year ended September 30, 2011 compared to the fiscal year ended September 30, 2010.

Interest expense on Federal Home Loan Bank advances decreased $468,000 or 29.2%, to $1.1 million for the fiscal year ended September 30, 2011 from $1.6 million for the fiscal year ended September 30, 2010. The average cost of advances decreased to 3.06% in fiscal year 2011 from 3.99% in fiscal year 2010 due to a low interest rate environment and repayment of higher rate maturing advances. The average balance of advances decreased $3.1 million, or 7.6%, to $37.2 million for the fiscal year ended September 30, 2011. During the fiscal year ended September 30, 2011, $17.0 million of maturing advances were repaid while $7.8 million in new advances were obtained. Deposit inflows were the primary funding source during the 2011 fiscal year.

Provision for Loan Losses. The provision for loan losses increased by $446,000, or 37.8%, to $1.6 million for the fiscal year ended September 30, 2011 from $1.2 million for the fiscal year ended September 30, 2010. Non-performing loans at September 30, 2011 were $4.6 million or 1.62% of total loans compared to $3.9 million or 1.37% of total loans at September 30, 2010 reflecting the weak and uncertain economic environment. Management analyzes the allowance for loan losses as described in the section entitled “–Allowance for Loan Losses.” The provision that is recorded is sufficient, in management’s judgment, to bring the allowance for loan losses to a level that reflects the losses inherent in our loan portfolio relative to loan mix, economic conditions and historical loss experience. Management believes, to the best of their knowledge, that all known losses as of the balance sheet dates have been recorded.

Noninterest Income. Noninterest income increased $68,000, or 3.0%, to $2.3 million for the fiscal year ended September 30, 2011. Net securities gains increased $103,000 with gains of $22,000 recognized for the fiscal year ended September 30, 2011 compared to losses of $81,000 for the fiscal year ended September 30, 2010. During the 2011 fiscal year, gains of $22,000 were recognized on the sale of equity securities. During the 2010 fiscal year, impairment losses totaling $102,000 were recorded for other-than-temporary declines in the market value on equity securities partly offset by gains on sales of mortgage-backed securities available for sale of $21,000. Net loan sale gains were $75,000 for fiscal year 2011 compared to $12,000 for fiscal year 2010 due to higher loan sale activity.

Noninterest Expense. Noninterest expense increased by $2.1 million, or 23.9%, to $10.8 million for the fiscal year ended September 30, 2011. Noninterest expenses for fiscal year 2011 included a $1.4 million one-time contribution to Standard Charitable Foundation. Excluding the one-time charitable contribution, total non-interest expenses increased $716,000 or 8.2% to $9.5 million for the fiscal year ended September 30, 2011 from $8.7 million for the fiscal year ended September 30, 2010. This increase was due primarily to higher personnel related costs and other operating expenses, a portion of which were due to operating as a public company, and additional expenses associated with managing and selling real estate owned properties.

Income Tax Expense. The provision for income taxes for the fiscal year ended September 30, 2011 was $938,000 (effective tax rate of 27.9%) compared to $1.4 million (effective tax rate of 32.1%) for the fiscal year ended September 30, 2010. This decrease in income tax expense was primarily the result of a lower level of income before taxes and a higher level of nontaxable interest income in fiscal year 2011 compared to the prior fiscal year.

Non-Performing and Problem Assets

When a residential mortgage loan, home equity loan or line of credit or consumer loan is past due, we send a late notice and contact the borrower to inquire as to why the loan is past due. When a loan is 30 days or more past due, we mail a second late notice and attempt additional personal, direct contact with the borrower to determine the reason for the delinquency and establish the procedures by which the borrower will bring the loan current. When the loan is 45 days past due, we explore the customer’s issues and repayment options and inspect the collateral. In addition, when a loan reaches 90 days past due, our management determines and recommends to our Board of Directors whether to initiate foreclosure proceedings, which will be initiated by counsel if the loan is not brought current. Procedures for avoiding foreclosure can include restructuring the loan in a manner that provides concessions to the borrower to facilitate payment.

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

Mortgage loans on one- to-four-family properties, home equity loans and lines of credit and consumer loans are generally considered larger groups of homogeneous loans and are measured for impairment collectively. Loans that experience insignificant payment delays, which are defined as less than 90 days, generally are not classified as impaired. Management determines the significance of payment delays on a case-by-case basis, taking into consideration all circumstances surrounding the loan and the borrower including the length of the delay, the borrower’s prior payment record and the amount of shortfall in relation to the principal and interest owed.

The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. At September 30, 2011, 2010, 2009, 2008 and 2007, we had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates).

	At September 30,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family residential	$1,436	$1,056	$895	$1,600	$737
Commercial	3,101	1,636	415	2	71
Home equity loans and lines of credit	47	216	7	9	—
Construction	—	—	—	—	—
Commercial	39	1,000	—	—	—
Other loans	3	14	4	5	—

Total non-accrual loans	4,626	3,922	1,321	1,616	808

Loans delinquent 90 days or greater and still accruing:
Real estate loans:
One- to four-family residential	—	—	—	—	—
Commercial	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Other loans	—	—	—	—	—

Total loans delinquent 90 days or greater and still accruing	—	—	—	—	—

Foreclosed real estate:
One- to four-family residential	743	884	1,002	205	71
Commercial	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Other loans	—	—	—	—	—

Total foreclosed real estate	743	884	1,002	205	71

Total non-performing assets	$5,369	$4,806	$2,323	$1,821	$879

Ratios:
Non-performing loans to total loans	1.62%	1.37%	0.49%	0.63%	0.33%
Non-performing assets to total assets	1.24%	1.10%	0.61%	0.51%	0.26%

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At September 30, 2011
Real estate loans:
One- to four-family residential	12	$521	11	$1,436	23	$1,957
Commercial	3	348	10	3,101	13	3,449
Home equity loans and lines of credit	1	22	3	47	4	69
Construction	—	—	—	—	—	—
Commercial	1	81	1	39	2	120
Other loans	—	—	1	3	1	3

Total loans	17	$972	26	$4,626	43	$5,598

At September 30, 2010
Real estate loans:
One- to four-family residential	10	$1,303	12	$1,056	22	$2,359
Commercial	3	404	3	1,636	6	2,040
Home equity loans and lines of credit	2	7	3	216	5	223
Construction	—	—	—	—	—	—
Commercial	—	—	1	1,000	1	1,000
Other loans	—	—	2	14	2	14

Total loans	15	$1,714	21	$3,922	36	$5,636

At September 30, 2009
Real estate loans:
One- to four-family residential	8	$975	13	$895	21	$1,870
Commercial	3	242	3	415	6	657
Home equity loans and lines of credit	2	29	1	7	3	36
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Other loans	4	13	4	4	8	17

Total loans	17	$1,259	21	$1,321	38	$2,580

At September 30, 2008
Real estate loans:
One- to four-family residential	8	$1,017	13	$1,600	21	$2,617
Commercial	—	—	1	2	1	2
Home equity loans and lines of credit	1	5	1	9	2	14
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Other loans	1	2	3	5	4	7

Total loans	10	$1,024	18	$1,616	28	$2,640

At September 30, 2007
Real estate loans:
One- to four-family residential	8	$548	12	$737	20	$1,285
Commercial	—	—	2	71	2	71
Home equity loans and lines of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Other loans	5	18	—	—	5	18

Total loans	13	$566	14	$808	27	$1,374

Foreclosed Real Estate. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as foreclosed real estate. When property is acquired, it is recorded at estimated fair value at the date of foreclosure less the cost to sell, establishing a new cost basis. Estimated fair value generally represents the sales price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions. Holding costs and declines in estimated fair market value result in charges to expense after acquisition. At September 30, 2011, 2010, 2009, 2008 and 2007, we had foreclosed real estate of $743,000, $884,000, $1.0 million, $205,000 and $71,000, respectively. Foreclosed real estate at September 30, 2011 consisted of four residential real estate properties with the largest balance of $400,000 for property located in a lake resort area in Maryland.

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

	At September 30,
	2011	2010	2009
		(In thousands)
Classified assets:
Substandard	$7,693	$4,845	$2,497
Doubtful	3	14	4
Loss	—	—	—

Total classified assets	7,696	4,859	2,501
Special mention	2,808	5,392	5,929

Total criticized assets	$10,504	$10,251	$8,430

Assets classified substandard increased $2.8 million partly offset by a decrease of $2.6 million in assets classified special mention at September 30, 2011 compared to September 30, 2010. At September 30, 2011, total criticized assets consisted of $4.6 million of non-accrual loans (consisting primarily of $3.1 million of commercial real estate loans and $1.5 million of residential real estate and home equity loans and lines of credit), $734,000 of foreclosed real estate and $5.2 million of performing commercial loans that were considered special mention or substandard. At September 30, 2010, criticized assets consisted of $3.9 million non-accrual loans (consisting primarily of $2.6 million of commercial loans and $1.3 million of residential real estate and home equity loans and lines of credit), $884,000 of foreclosed real estate and $5.4 million of performing commercial loans that were considered special mention.

Allowance for Loan Losses

We provide for loan losses based upon the consistent application of our documented allowance for loan loss methodology. All loan losses are charged to the allowance for loan losses and all recoveries are credited to it. Additions to the allowance for loan losses are provided by charges to income based on various factors which, in our judgment, deserve current recognition in estimating probable losses. We regularly review the loan portfolio and make provisions for loan losses, if considered necessary. The allowance for loan losses consists primarily of two components:

(1)	Specific allowances established for impaired loans. The amount of impairment provided for as a specific allowance is represented by the deficiency, if any, between the estimated fair value of the loan, or the loan’s observable market price, if any, or the underlying collateral, if the loan is collateral dependent, and the carrying value of the loan. Impaired loans for which the estimated fair value of the loan, or the loan’s observable market price or the fair value of the underlying collateral, if the loan is collateral dependent, exceeds the carrying value of the loan are not considered in establishing specific allowances for loan losses; and

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

At September 30, 2011, the Company had eleven impaired loans totaling $3.1 million of which almost all were commercial real estate loans. The largest impaired loan at September 30, 2011 was a $1.1 million loan representing a 6.4% interest in a participation which was secured by commercial real estate and a mall in West Virginia. At September 30, 2010, the Company had two impaired loans totaling $2.4 million both of which were commercial participation loans. These loans were interest-only loans which were current as to the interest payments as of September 30, 2010; however they were deemed impaired due to the financial difficulties of each of the borrowers. At September 30, 2009, the Company had no loans considered to be impaired.

There were no loans 90 days or more past due and still accruing interest. Loans 90 days or more past due or in process of foreclosure (non-accrual loans) were as follows:

	Number of Loans	Amount	Percentage of Loans Receivable
	(Dollars in thousands)
At September 30, 2011	26	$4,626	1.62%
At September 30, 2010	21	3,922	1.37
At September 30, 2009	21	1,321	0.49

Total interest income which would have been recognized had these loans paid in accordance with their contractual terms and actual interest income recognized on these loans as of the years indicated are summarized as follows:

	$4,626	$4,626	$4,626
	For the Years Ended September 30,
	2011	2010	2009
	(In thousands)
Interest income that would have been recognized	$307	$101	$80
Interest income recognized	118	34	34

Interest income foregone	$189	$67	$46

The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Years Ended September 30,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Balance at beginning of the year	$3,989	$3,078	$2,426	$2,379	$2,423

Charge-offs:
Real estate loans	334	147	118	151	18
Commercial	806	106	305	70	—
Other loans	44	33	65	132	130

Total charge-offs	1,184	286	488	353	148

Recoveries:
Real estate loans	12	7	—	—	—
Commercial	62	4	6	6	9
Other loans	17	7	34	78	95

Total recoveries	91	18	40	84	104

Net charge-offs	(1,093)	(268)	(448)	(269)	(44)
Provision for loan losses	1,625	1,179	1,100	316	—

Balance at end of year	$4,521	$3,989	$3,078	$2,426	$2,379

Ratios:

Net charge-offs to average loans outstanding	0.37%	0.10%	0.17%	0.10%	0.02%

Allowance for loan losses to non-performing loans at end of year	97.73%	101.71%	233.01%	150.12%	294.43%

Allowance for loan losses to total loans at end of year	1.56%	1.38%	1.12%	0.93%	0.97%

Our experience with amounts charged-off tracks closely with the difference between the carrying value at the time of default and the fair value of collateral as determined by appraisal, less applicable selling costs. For additional information with respect to the portions of the allowance for loan losses attributable to our loan classifications, see “–Allocation of Allowance for Loan Losses.” For additional information with respect to non-performing loans and delinquent loans, see “—Non-Performing and Problem Assets” and “—Non-Performing and Problem Assets—Delinquent Loans.”

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

	At September 30,
	2011		2010		2009		2008		2007
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans (1)	$855	64.7%	$829	65.9%	$1,064	66.3%	$984	68.3%	$1,261	68.8%
Commercial (2)	3,476	34.5	2,943	33.1	1,943	32.5	1,354	30.3	898	29.7
Other loans (3)	190	0.8	217	1.0	71	1.2	88	1.4	220	1.5

Total allocated allowance	4,521	100.0	3,989	100.0	3,078	100.0	2,426	100.0	2,379	100.0
Unallocated	—	—	—	—	—	—	—	—	—	—

Total	$4,521	100.0%	$3,989	100.0%	$3,078	100.0%	$2,426	100.0%	$2,379	100.0%

(1)	Includes one- to four-family residential, home equity loans and lines of credit and residential construction loans.

(2)	Includes commercial real estate and commercial loans.

(3)	Consists of automobile loans, consumer loans and loans secured by savings accounts.

The increase in the allowance attributable to the commercial loan portfolio at September 30, 2011, 2010 and 2009 was related both to the size of this portfolio as well as to the amount of commercial real estate loans designated as nonperforming and criticized loans. See “—Non-Performing and Problem Assets—Classification of Assets.”

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the Federal Home Loan Bank of Pittsburgh, repurchase agreements and maturities, principal repayments and the sale of available-for-sale securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee, under the direction of our Chief Financial Officer, is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2011.

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

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2011, cash and cash equivalents totaled $12.7 million. Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At September 30, 2011, we had $14.8 million in loan commitments outstanding, $13.7 million of which were for commercial real estate loans and $1.1 million of which were for one- to four-family loans. In addition to commitments to originate loans, we had $12.6 million in unused lines of credit to borrowers and $396,000 in undisbursed funds for construction loans in process. Certificates of deposit due within one year of September 30, 2011 totalled $35.2 million, or 11% of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan and securities sales, repurchase agreements and Federal Home Loan Bank advances. We believe, however, based on historical experience and current market interest rates, we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less.

Our primary investing activity is originating loans. During the fiscal years ended September 30, 2011 and 2010, we originated $60.2 million and $80.7 million of loans, respectively. During these years, we purchased $71.2 million and $54.5 million of securities, respectively.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced a net increase in deposits of $5.3 million and $29.3 million during the fiscal years ended September 30, 2011 and 2010, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Pittsburgh, which provides an additional source of funds. We also utilize securities sold under agreements to repurchase (with customers) as another borrowing source. Federal Home Loan Bank advances decreased by $9.3 million and $8.8 million for the fiscal year ended September 30, 2011 and for the fiscal year ended September 30, 2010, respectively. At September 30, 2011, we had the ability to borrow up to an additional $87.9 million from the Federal Home Loan Bank of Pittsburgh. Securities sold under agreements to repurchase decreased by $547,000 for the fiscal year ended September 30, 2011 and by $422,000 for the fiscal year ended September 30, 2010.

Standard Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2011, Standard Bank exceeded all regulatory capital requirements. Standard Bank is considered “well capitalized” under regulatory guidelines. See “Item 1 Business-Supervision and Regulation—Banking Regulation—Capital Requirements” and Note 10 of the Notes to the Consolidated Financial Statements.

The net proceeds from the October 6, 2010 stock offering significantly increased our liquidity and capital resources. Our financial condition and results of operations were enhanced by the net proceeds from the stock offering, resulting in increased net interest-earning assets and net interest income. However, due to the increase in equity resulting from the net proceeds raised in the stock offering, our return on equity was adversely affected following the stock offering.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. In addition, we enter into commitments to sell mortgage loans. For additional information, see Note 14 of the Notes to our Consolidated Financial Statements.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities and agreements with respect to investments.

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at September 30, 2011. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
Contractual Obligations	One year or less	More than one year to three years	More than three years to five years	More than five years	Total
	(In thousands)

Long-term debt	$5,673	$18,995	$3,852	$—	$28,520
Operating leases	120	237	120	—	477
Securities sold under agreements to repurchase	2,897	—	—	—	2,897
Certificates of deposit	35,157	38,416	40,820	19,694	134,087

Total	$43,847	$57,648	$44,792	$19,694	$165,981

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

In addition, changes in interest rates can affect the fair values of our financial instruments. During the fiscal year ended September 30, 2011, low market interest rates were the primary factors in the increases in the fair values of our loans, deposits and Federal Home Loan Bank advances. For additional information, see Note 16 to the Notes to our Consolidated Financial Statements.

Net Portfolio Value. The table below sets forth, as of September 30, 2011, the estimated changes in our net portfolio value (“NPV”) that would result from the designated instantaneous changes in the interest rate yield curve. The NPV is the difference between the present value of an institution’s assets and liabilities (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates. The simulation model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value. Historically, the model estimated the economic value of each type of asset, liability and off-balance sheet contract using the current interest rate yield curve with instantaneous increases or decreases of 100 to 300 basis points in 100 basis point increments. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. Given the current relatively low level of market interest rates, an NPV calculation for an interest rate decrease of greater than 100 basis points has not been prepared.

				NPV as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)	Estimated NPV (2)	Estimated Increase (Decrease) in NPV			Increase (Decrease)
		Amount	Percent	NPV Ratio (4)	(basis points)
	(Dollars in thousands)
+300	$74,112	$(8,666)	(10.47)%	17.63%	(89)
+200	78,259	(4,519)	(5.46)	18.21	(30)
+100	81,208	(1,570)	(1.90)	18.50	(1)
0	82,778	—	—	18.51	—
-100	77,662	(5,116)	(6.18)	17.30	(121)

(1)	Assumes interest rate changes (up and down) in increments of 100 basis points.

(2)	NPV is the discounted present value of expected cash flows from assets and liabilities.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at September 30, 2011, in the event of a 200 basis point increase in interest rates, we would experience a 5.46% decrease in net portfolio value. In the event of a 100 basis point decrease in interest rates, we would experience a 6.18% decrease in net portfolio value.

Certain shortcomings are inherent in the methodologies used in determining interest rate risk through changes in net portfolio value. Modeling changes in net portfolio value require making certain assumptions that may or may not reflect the manner in which actual yields and costs, or loan repayments and deposit decay, respond to changes in market interest rates. In this regard, the net portfolio value table presented assumes that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assume that a particular change in interest rates is reflected across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the net portfolio value table provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

ITEM 8.	Financial Statements and Supplementary Data

MANAGEMENT’S REPORTS TO STANDARD FINANCIAL CORP. SHAREHOLDERS

Management’s Report on Financial Statements and Practices

Standard Financial Corp. is responsible for the preparation, integrity and fair presentation of the consolidated financial statements included in this annual report. The consolidated financial statements and notes included in this annual report have been prepared in conformity with United States generally accepted accounting principles and necessarily include some amounts that are based on management’s best estimates and judgments.

The system of internal control over financial reporting as it relates to the financial statements is evaluated for effectiveness by management and tested for reliability through a program of internal audits. Actions are taken to correct potential deficiencies as they are identified. Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control could be circumvented or overridden and misstatements due to error or fraud may occur and not be detected. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation.

The Audit Committee, consisting entirely of independent directors, meets regularly with management, internal auditors and the independent registered public accounting firm and reviews audit plans and results, as well as management’s actions taken in discharging responsibilities for accounting, financial reporting and internal control. S.R. Snodgrass, independent registered public accounting firm and the internal auditors have direct and confidential access to the Audit Committee at all times to discuss the results of their examinations.

Report on Management’s Assessment of Internal Control over Financial Reporting

We, as management of Standard Financial Corp., are responsible for establishing and maintaining effective internal control over financial reporting that is designed to produce reliable financial statements in conformity with United States generally accepted accounting principles. Management assessed the Company’s system of internal control over financial reporting as of September 30, 2011, in relation to criteria for effective internal control over financial reporting as described in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of September 30, 2011, its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control—Integrated Framework”.

Timothy K. Zimmerman

President and Chief Executive Officer

Colleen M. Brown

Senior Vice President and Chief Financial Officer

December 13, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Standard Financial Corp.

We have audited the accompanying consolidated statements of financial condition of Standard Financial Corp. (the “Company”) and subsidiaries as of September 30, 2011 and 2010, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended September 30, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Standard Financial Corp. and subsidiaries as of September 30, 2011 and 2010, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ S.R. Snodgrass, A.C.

Wexford, Pennsylvania

December 13, 2011

Standard Financial Corp.

Consolidated Statements of Financial Condition

(Dollars in thousands except per share data)

	September 30,
	2011	2010
ASSETS
Cash on hand and due from banks	$1,869	$2,052
Interest-earning deposits in other institutions	10,789	36,936

Cash and Cash Equivalents	12,658	38,988

Investment securities available for sale, at fair value	62,946	54,948
Mortgage-backed securities available for sale, at fair value	42,808	22,589
Federal Home Loan Bank stock, at cost	2,839	3,416
Loans receivable, net of allowance for loan losses of $4,521 and $3,989	285,113	286,066
Loans held for sale	100	461
Foreclosed real estate	743	884
Office properties and equipment, at cost, less accumulated depreciation and amortization	3,903	3,847
Bank-owned life insurance	9,778	9,419
Goodwill	8,769	8,769
Core deposit intangible	687	855
Prepaid federal deposit insurance	846	1,174
Accrued interest and other assets	3,429	3,687

TOTAL ASSETS	$434,619	$435,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Demand, regular and club accounts	$186,235	$190,517
Certificate accounts	134,087	125,700

Total Deposits	320,322	316,217

Federal Home Loan Bank advances	28,520	37,805
Securities sold under agreements to repurchase	2,897	3,444
Advance deposits by borrowers for taxes and insurance	588	93
Stock subscriptions outstanding	—	29,461
Securities purchased not settled	993	—
Accrued interest and other expenses	2,583	2,749

TOTAL LIABILITIES	355,903	389,769

Stockholders’ Equity
Common Stock, $0.01 par value per share, 40,000,000 shares authorized, 3,478,173 shares issued	35	—
Additional paid-in-capital	33,403	—
Retained earnings	46,475	44,051
Unearned Employee Stock Ownership Plan (ESOP) shares	(2,797)	—
Accumulated other comprehensive income	1,600	1,283

TOTAL STOCKHOLDERS’ EQUITY	78,716	45,334

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$434,619	$435,103

See accompanying notes to the consolidated financial statements.

Standard Financial Corp.

Consolidated Statements of Income

(Dollars in thousands, except per share data)

	Years Ended September 30,
	2011		2010
Interest and Dividend Income
Loans, including fees	$15,627		$15,994
Mortgage-backed securities	1,261		877
Investments:
Taxable	865		857
Tax-exempt	627		433
Interest-earning deposits	32		40

Total Interest and Dividend Income	18,412		18,201

Interest Expense
Deposits	3,766		4,614
Securities sold under agreements to repurchase	16		28
Federal Home Loan Bank advances	1,137		1,605

Total Interest Expense	4,919		6,247

Net Interest Income	13,493		11,954

Provision for Loan Losses	1,625		1,179

Net Interest Income after Provision for Loan Losses	11,868		10,775

Noninterest Income
Total other-than -temporary impairment losses on securities	—		(102)
Portion of loss recognized in other comprehensive income before taxes	—		—

Net impairment losses on securities	—		(102)
Net securities gains	22		21
Service charges	1,614		1,691
Earnings on bank-owned life insurance	395		386
Net loan sale gains	75		12
Annuity and mutual fund fees	190		224
Other income	37		33

Total Noninterest Income	2,333		2,265

Noninterest Expenses
Compensation and employee benefits	5,512		5,069
Data processing	389		378
Premises and occupancy costs	995		910
Core deposit amortization	168		168
Automatic teller machine expense	314		288
Federal deposit insurance	362		437
Contribution to Standard Charitable Foundation	1,376		—
Other operating expenses	1,723		1,497

Total Noninterest Expenses	10,839		8,747

Income before Income Tax Expense	3,362		4,293

Income Tax Expense
Federal	773		1,217
State	165		161

Total Income Tax Expense	938		1,378

Net Income	$2,424		$2,915

Earnings Per Share (since inception October 6, 2010):
Basic earnings per common share	$0.76	$	N/A

Diluted earnings per common share	$0.76	$	N/A

See accompanying notes to the consolidated financial statement.

Standard Financial Corp.

Consolidated Statement of Changes in Stockholders’ Equity

(Dollars in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Total Stockholder’s Equity
Balance, September 30, 2009	$—	$—	$41,136	$—	$1,032	$42,168

Comprehensive income:
Net income	—	—	2,915	—	—	2,915
Net change in unrealized income on securities available for sale, net of reclassification adjustment, net of taxes	—	—	—	—	251	251

Total Comprehensive Income						3,166

Balance, September 30, 2010	—	—	44,051	—	1,283	45,334

Comprehensive income:
Net income	—	—	2,424	—	—	2,424
Net change in unrealized income on securities available for sale, net of reclassification adjustment, net of taxes	—	—	—	—	317	317

Total Comprehensive Income						2,741

Issuance of common stock (3,478,173 shares)	35	33,340	—	(2,950)	—	30,425

Compensation expense on ESOP	—	63	—	153	—	216

Balance, September 30, 2011	$35	$33,403	$46,475	$(2,797)	$1,600	$78,716

See accompanying notes to the consolidated financial statements.

Standard Financial Corp.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Years Ended September 30,
	2011	2010
Cash Flows from Operating Activities
Net income	$2,424	$2,915
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	396	403
Provision for loan losses	1,625	1,179
Amortization of core deposit intangible	168	168
Net amortization of premium/discount on securities	270	70
Net (gain) loss on securities	(22)	81
Origination of loans held for sale	(4,204)	(1,169)
Proceeds from sale of loans held for sale	4,640	1,181
Gain on sale of loans held for sale	(75)	(12)
Compensation expense on ESOP	216	—
Stock contribution to Charitable Foundation	1,176	—
Deferred income taxes	(623)	(638)
Increase in accrued interest and other assets	(23)	(636)
Decrease (increase) in prepaid Federal deposit insurance	328	(1,174)
Earnings on bank-owned life insurance	(395)	(386)
Decrease in accrued interest payable	(55)	(142)
(Decrease) increase in other accrued expenses	(110)	740
Increase in accrued income taxes payable	39	208
Other, net	180	242

Net Cash Provided by Operating Activities	5,955	3,030

Cash Flows from Investing Activities
Net increase in loans	(1,085)	(17,331)
Purchases of investment securities	(43,214)	(48,460)
Purchases of mortgage-backed securities	(27,977)	(6,000)
Proceeds from maturities/principal repayments/calls of investment securities	35,656	34,887
Proceeds from maturities/principal repayments/calls of mortgage-backed securities	7,850	8,814
Proceeds from sales of investment securities	694	1,250
Proceeds from sales of mortgage-backed securities	—	1,445
Purchase of Federal Home Loan Bank stock	(60)	—
Redemption of Federal Home Loan Bank stock	637	—
Proceeds from sales of foreclosed real estate	408	318
Net purchases of office properties and equipment	(452)	(308)

Net Cash Used in Investing Activities	(27,543)	(25,385)

Cash Flows from Financing Activities
Net (decrease) increase in demand, regular and club accounts	(3,369)	11,759
Net increase in certificate accounts	8,675	17,524
Net decrease in securities sold under agreements to repurchase	(547)	(422)
Stock proceeds less conversion expenses	457	29,461
Purchase of ESOP shares	(1,168)	—
Repayments of Federal Home Loan Bank advances	(17,037)	(19,561)
Proceeds from new Federal Home Loan Bank advances	7,752	10,748
Increase (decrease) in advance deposits by borrowers for taxes and insurance	495	(586)

Net Cash (Used in) Provided by Financing Activities	(4,742)	48,923

Net (Decrease) Increase in Cash and Cash Equivalents	(26,330)	26,568
Cash and Cash Equivalents—Beginning	38,988	12,420

Cash and Cash Equivalents—Ending	$12,658	$38,988

Supplementary Cash Flows Information
Interest paid	$4,975	$6,389

Income taxes paid	$1,525	$1,810

Supplementary Schedule of Noncash Investing and Financing Activities

Foreclosed real estate acquired in settlement of loans	$413	$394

Issuance of common stock from stock subscription payable	$28,759	$—

Issuance of common stock from customer deposit accounts	$1,201	$—

Issuance of common stock for ESOP plan	$1,782	$—

Securities purchased not settled	$993	$—

See accompanying notes to the consolidated financial statements.

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 and 2010

Note 1 – Summary of Significant Accounting Policies

The following comprise the significant accounting policies which Standard Financial Corp. and subsidiaries (the “Company”) follow in preparing and presenting their consolidated financial statements:

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated statements of financial condition and the reported amounts of income and expense during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, valuation of deferred taxes, and the valuation of intangible assets.

Significant Group Concentrations of Credit Risk

Most of the Bank’s activities are with customers located within Allegheny, Westmoreland, and Bedford Counties of Pennsylvania and Allegany County of Maryland. Notes 2 and 3 discuss the types of securities in which the Company invests. Note 4 discusses the types of lending in which the Company engages. The Company does not have any significant concentrations in any one industry or customer.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and due from banks and interest-earning deposits in other institutions with original maturities of less than 90 days.

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 and 2010

Note 1 – Summary of Significant Accounting Policies (Continued)

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

Securities available for sale are carried at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss) as a part of stockholders’ equity. Premiums and discounts are recognized in interest income using the interest method over the terms of the securities.

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

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank System to hold stock of its district Federal Home Loan Bank according to a predetermined formula. The restricted stock is carried at cost and classified separately on the statement of financial condition.

The Bank is a member of the Federal Home Loan Bank of Pittsburgh and, as such, is required to maintain a minimum investment in stock of the Federal Home Loan Bank that varies with the level of advances outstanding with the Federal Home Loan Bank. The stock is bought from and sold to the Federal Home Loan Bank based upon its $100 par value. The stock does not have a readily determinable fair value and, as such, is classified as restricted stock, carried at cost, and evaluated for impairment as needed. The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the Federal Home Loan Bank as compared with the capital stock amount and the length of time this situation has persisted, (b) commitments by the Federal Home Loan Bank to make payments required by law or regulation and the level of such payments in relation to the operating performance, (c) the impact of legislative and regulatory changes on the customer base of the Federal Home Loan Bank, and (d) the liquidity position of the Federal Home Loan Bank.

The Federal Home Loan Bank has incurred losses in the recent two years and has suspended the payment of dividends. The losses are primarily attributable to impairment of investment securities associated with the extreme economic conditions in place over the last two years. Management evaluated the stock and concluded that the stock was not impaired for the periods presented herein. More consideration was given to the long-term prospects for the Federal Home Loan Bank as opposed to the recent stress caused by the extreme economic conditions the world is facing. Management also considered that the Federal Home Loan Bank’s regulatory capital ratios have increased from the prior year, liquidity appears adequate, they have once again started redeeming excess stock, and new shares of FHLB stock continue to change hands at the $100 par value.

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 and 2010

Note 1 – Summary of Significant Accounting Policies (Continued)

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

The allowance consists of specific, general, and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. The general component covers nonclassified loans and is based on historical loss experience adjusted for qualitative factors.

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

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 and 2010

Note 1 – Summary of Significant Accounting Policies (Continued)

Mortgage Loans Held for Sale and Mortgage Loan Servicing (Continued)

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

Bank-Owned Life Insurance

The Company owns insurance on the lives of certain key employees. The policies were purchased to help offset the cost of increases in various fringe benefit plans, including healthcare. The cash surrender value of these policies is shown on the Consolidated Statements of Financial Condition, and any increases in the cash surrender value are recorded as noninterest income on the Consolidated Statements of Income. In the event of the death of an insured individual under these policies, the Company would receive a death benefit.

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

For September 30, 2011 and 2010, no impairment existed; however, for any future period the Company determines that there has been impairment in the carrying value of goodwill, the Company would record a charge to earnings, which could have a material adverse effect on net income.

The Company has core deposit intangible assets relating to the acquisition of HNB in 2006. These intangible assets are being amortized on a straight-line basis over a period of ten years and also continue to be subject to impairment testing. The balance of core deposit intangibles at September 30, 2011 and 2010 was $687,000 and $855,000, respectively, net of accumulated amortization of $1.3 million at September 30, 2011 and $1.1 million at September 30, 2010. Amortization expense of $168,000 was recorded in each of the years ended September 30, 2011 and 2010. Amortization expense is estimated to be $168,000 in 2012 through 2015, and $15,000 in 2016.

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 and 2010

Note 1 – Summary of Significant Accounting Policies (Continued)

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

Comprehensive Income

Recognized revenue, expenses, gains and losses are included in net income. However, certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of stockholders’ equity in the Statements of Financial Condition. Such items, along with net income, are components of comprehensive income. The components of other comprehensive income and related tax effects for the years ended September 30, 2011 and 2010 are as follows (dollars in thousands):

	2011	2010
Unrealized holding gains on available-for-sale securities	$502	$299
Reclassification adjustment for (gains) losses realized in income	(22)	81

Net Unrealized Gain	480	380

Income tax expense	(163)	(129)

Net of Tax Amount	$317	$251

Advertising Costs

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising costs for the years ended September 30, 2011 and 2010 totaled $79,000 and $81,000, respectively.

Reclassifications

Certain comparative amounts for the prior year have been reclassified to conform to current-year classifications. Such reclassifications had no effect on net income or stockholders’ equity.

Recent Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in ASU 2010-20 encourage, but do not require comparative disclosures for earlier reporting periods that ended before initial adoption.

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 and 2010

Note 1 – Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. The Company has presented the necessary disclosures in the Note 4 herein.

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

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

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

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 and 2010

Note 1 – Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

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

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other Topics (Topic 350), Testing Goodwill for Impairment. The objective of this update is to simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments in this Update apply to all entities, both public and nonpublic, that have goodwill reported in their financial statements and are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. This ASU is not expected to have a significant impact on the Company’s financial statements.

In September 2011, the FASB issued ASU 2011-09, Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80). The amendments in this Update will require additional disclosures about an employer’s participation in a multiemployer pension plan to enable users of financial statements to assess the potential cash flow implications relating to an employer’s participation in multiemployer pension plans. The disclosures also will indicate the financial health of all of the significant plans in which the employer participates and assist a financial statement user to access additional information that is available outside the financial statements. For public entities, the amendments in this Update are effective for annual periods for fiscal years ending after December 15, 2011, with early adoption permitted. For nonpublic entities, the amendments are effective for annual periods of fiscal years ending after December 15, 2012, with early adoption permitted. The amendments should be applied retrospectively for all prior periods presented. This ASU is not expected to have a significant impact on the Company’s financial statements.

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 and 2010

Note 2 – Investment Securities

Investment securities available for sale at September 30, 2011 and 2010 are as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2011:
U.S. government and agency obligations due:
Beyond 1 year but within 5 years	$21,493	$151	$—	$21,644
Beyond 5 years but within 10 years	3,000	10	—	3,010
Corporate bonds due:
Beyond 1 year but within 5 years	7,255	9	(198)	7,066
Municipal obligations due:
Within 1 year	4,172	15	—	4,187
Beyond 1 year but within 5 years	1,270	5	—	1,275
Beyond 5 years but within 10 years	14,255	716	—	14,971
Beyond 10 years	8,898	649	—	9,547
Equity securities:
CRA Investment Fund	750	21	—	771
Freddie Mac common stock	10	—	(2)	8
Common stocks	458	36	(27)	467

	$61,561	$1,612	$(227)	$62,946

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2010:
U.S. government and agency obligations due:
Beyond 1 year but within 5 years	$25,846	$94	$—	$25,940
Beyond 5 years but within 10 years	1,002	7	—	1,009
Corporate bonds due:
Within 1 year	1,521	27	—	1,548
Beyond 1 year but within 5 years	6,255	16	(24)	6,247
Municipal obligations due:
Within 1 year	2,402	13	—	2,415
Beyond 1 year but within 5 years	4,203	69	—	4,272
Beyond 5 years but within 10 years	3,864	232	—	4,096
Beyond 10 years	7,568	699	—	8,267
Equity securities:
CRA Investment Fund	750	11	—	761
Freddie Mac common stock	10	—	—	10
Common stocks	374	29	(20)	383

	$53,795	$1,197	$(44)	$54,948

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 and 2010

Note 2 – Investment Securities (Continued)

During 2011, gains on sales of investment securities totaled $24,000 and losses totaled $2,000 and proceeds from such sales were $694,000. During 2010, gains on sales of investment securities totaled $32,000 and losses totaled $32,000 and proceeds from such sales were $1.3 million. Impairment losses totaling $102,000 were recorded for 2010 for other-than-temporary declines in the market value on equity securities. At September 30, 2011, and 2010, no securities were held in the trading portfolio.

The following table shows the fair value and gross unrealized losses on investment securities and the length of time that the securities have been in a continuous unrealized loss position at September 30, 2011 and 2010 (dollars in thousands):

	September 30, 2011
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds	$1,925	$(74)	$3,876	$(124)	$5,801	$(198)
Equity securities	93	(9)	60	(20)	153	(29)

Total Temporarily Impaired Securities	$2,018	$(83)	$3,936	$(144)	$5,954	$(227)

	September 30, 2010
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds	$3,976	$(24)	$—	$—	$3,976	$(24)
Equity securities	—	—	60	(20)	60	(20)

Total Temporarily Impaired Securities	$3,976	$(24)	$60	$(20)	$4,036	$(44)

At September 30, 2011 and 2010, the Company held 16 and 7, respectively, securities in an unrealized loss position. The decline in the fair value of these securities resulted primarily from interest rate fluctuations. The Company does not intend to sell these securities nor is it more likely than not that the Company would be required to sell these securities before its anticipated recovery and the Company believes the collection of the investment and related interest is probable. Based on this, the Company considers all of the unrealized losses to be temporary impairment losses.

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 and 2010

Note 3 – Mortgage-Backed Securities

Mortgage-backed securities available for sale of September 30, 2011 and 2010 are as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2011:
Government pass-throughs:
Ginnie Mae	$19,080	$164	$(52)	$19,192
Fannie Mae	17,358	602	—	17,960
Freddie Mac	4,755	316	—	5,071
Private pass-throughs	131	—	(1)	130
Collateralized mortgage obligations	446	9	—	455

	$41,770	$1,091	$(53)	$42,808

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2010:
Government pass-throughs:
Ginnie Mae	$6,665	$69	$—	$6,734
Fannie Mae	6,447	296	—	6,743
Freddie Mac	7,876	412	—	8,288
Private pass-throughs	139	—	(1)	138
Collateralized mortgage obligations	672	14	—	686

	$21,799	$791	$(1)	$22,589

During 2011, there were no sales of mortgage-backed securities. During 2010, gains on sales of mortgage-backed securities available for sale totaled $21,000 and proceeds from such sales were $1.4 million.

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 and 2010

Note 3 – Mortgage-Backed Securities (Continued)

The following table shows the fair value and gross unrealized losses on mortgage-backed securities and the length of time that the securities have been in a continuous unrealized loss position at September 30, 2011 and 2010 (dollars in thousands):

	$00000.0	$00000.0	$00000.0	$00000.0	$00000.0	$00000.0
	September 30, 2011
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Ginnie Mae	$9,961	$(52)	$	$	$9,961	$(52)
Private pass-throughs	—	—	130	(1)	130	(1)

Total Temporarily Impaired Securities	$9,961	$(52)	$130	$(1)	$10,091	$(53)

	September 30, 2010
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Private pass-throughs	$—	$—	$138	$(1)	$138	$(1)

Total Temporarily Impaired Securities	$—	$—	$138	$(1)	$138	$(1)

At September 30, 2011 and 2010, the Company held 3 and 1, respectively, mortgage-backed securities in an unrealized loss position. The decline in the fair value of these securities resulted primarily from interest rate fluctuations. The Company does not intend to sell these securities nor is it more likely than not that the Company would be required to sell these securities before its anticipated recovery and the Company believes the collection of the investment and related interest is probable. Based on this, the Company considers all of the unrealized losses to be temporary impairment losses.

Mortgage-backed securities with a carrying value of $25.1 million and $9.0 million were pledged to secure repurchase agreements and public funds accounts at September 30, 2011 and 2010, respectively.

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 and 2010

Note 4 – Loans Receivable

Loans receivable at September 30, 2011 and 2010 are summarized as follows (dollars in thousands):

	Real Estate Loans
	One-to-four- family Residential and Construction	Commercial Real Estate	Home Equity Loans and Lines of Credit	Commercial	Other Loans	Total
September 30, 2011:
Total loans before allowance for loan losses	$141,869	$88,096	$45,594	$11,683	$2,392	$289,634

Individually evaluated for impairment	$—	$3,101	$—	$39	$—	$3,140
Collectively evaluated for impairment	$141,869	$84,995	$45,594	$11,644	$2,392	$286,494

September 30, 2010:
Total loans before allowance for loan losses	$143,513	$86,051	$47,523	$9,956	$3,012	$290,055

Individually evaluated for impairment	$—	$1,379	$—	$1,000	$—	$2,379
Collectively evaluated for impairment	$143,513	$84,672	$47,523	$8,956	$3,012	$287,676

The Company’s primary business activity is with customers located within its local trade area. Commercial, residential, and personal loans are granted. Although the Company has a diversified loan portfolio at September 30, 2011 and 2010, loans outstanding to individual and businesses are dependent upon the local economic conditions in its immediate trade area.

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

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 and 2010

Note 4 – Loans Receivable (Continued)

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary at September 30, 2011 and 2010 (dollars in thousands):

	Impaired Loans With Allowance		Impaired Loans Without Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
September 30, 2011:
Commercial real estate	$3,101	$930	$—	$3,101	$3,101
Commercial	39	12	—	39	39

Total impaired loans	$3,140	$942	$—	$3,140	$3,140

September 30, 2010:
Commercial real estate	$1,379	$414	$—	$1,379	$1,379
Commercial	1,000	300	—	1,000	1,000

Total impaired loans	$2,379	$714	$—	$2,379	$2,379

The following table presents the average recorded investment in impaired loans and related interest income recognized for the years ended September 30, 2011 and 2010 (dollars in thousands):

	2011	2010
Average investment in impaired loans:
Commercial real estate	$1,798	$345
Commercial	617	—

Total impaired loans	$2,415	$345

Interest income recognized on impaired loans:	$76	$149
Accrual basis

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 and 2010

Note 4 – Loans Receivable (Continued)

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

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Bank has a structured loan rating process with several layers of internal and external oversight. Generally, consumer and residential real estate loans are included in the pass category unless a specific action, such as delinquency greater than 90 days, bankruptcy, repossession, or death occurs to raise awareness of a possible credit event. The Bank’s commercial loan officers are responsible for the timely and accurate risk rating of the loans in their portfolios at origination and on an ongoing basis. An annual loan review is performed for all commercial real estate and commercial loans for all commercial relationships greater than $500,000. The Bank engages an external consultant to conduct loan reviews on at least an annual basis. Generally, the external consultant reviews commercial relationships greater than $500,000 and all criticized relationships. Loans in the special mention, substandard or doubtful categories that are collectively evaluated for impairment are given separate consideration in the determination of the loan loss allowance.

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 and 2010

Note 4 – Loans Receivable (Continued)

The following table presents the classes of the loan portfolio summarized by the aggregate pass and the criticized categories of special mention, substandard and doubtful within the internal risk rating system as of September 30, 2011 and 2010 (dollars in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2011:
First mortgage loans:
One-to-four-family residential and construction	$140,433	$—	$1,436	$—	$141,869
Commercial real estate	80,860	2,808	4,428	—	88,096
Home equity loans and lines of credit	45,547	—	47	—	45,594
Commercial loans	10,644	—	1,039	—	11,683
Other loans	2,389	—	—	3	2,392

Total	$279,873	$2,808	$6,950	$3	$289,634

September 30, 2010:
First mortgage loans:
One-to-four-family residential and construction	$142,457	$—	$1,056	$—	$143,513
Commercial real estate	79,023	5,392	1,636	—	86,051
Home equity loans and lines of credit	47,307	—	216	—	47,523
Commercial loans	8,956	—	1,000	—	9,956
Other loans	2,998	—	—	14	3,012

Total	$280,741	$5,392	$3,908	$14	$290,055

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 and 2010

Note 4 – Loans Receivable (Continued)

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of September 30, 2011 and 2010 (dollars in thousands):

	Current	30-59 Days Past Due	60-89 Days Past Due	Non-Accrual (90 Days+)	Total Loans
September 30, 2011:
First mortgage loans:
One-to-four-family residential and construction	$137,935	$1,977	$521	$1,436	$141,869
Commercial real estate	83,641	1,006	348	3,101	88,096
Home equity loans and lines of credit	45,457	68	22	47	45,594
Commercial loans	11,563	—	81	39	11,683
Other loans	2,386	3	—	3	2,392

Total	$280,982	$3,054	$972	$4,626	$289,634

September 30, 2010:
First mortgage loans:
One-to-four-family residential and construction	$138,312	$2,842	$1,303	$1,056	$143,513
Commercial real estate	81,750	2,261	404	1,636	86,051
Home equity loans and lines of credit	47,016	284	7	216	47,523
Commercial loans	8,956	—	—	1,000	9,956
Other loans	2,976	22	—	14	3,012

Total	$279,010	$5,409	$1,714	$3,922	$290,055

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

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 and 2010

Note 4 – Loans Receivable(Continued)

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

The following table summarizes the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of September 30, 2011 and 2010. Activity in the allowance is presented for years ended September 30, 2011 and 2010 (dollars in thousands):

	$000,00	$000,00	$000,00	$000,00	$000,00	$000,00
	Real Estate Loans
	One-to-four- family Residential and Construction	Commercial Real Estate	Home Equity Loans and Lines of Credit	Commercial	Other Loans	Total
Balance at September 30, 2010	$609	$2,460	$220	$483	$217	$3,989
Charge-offs	(287)	(721)	(47)	(85)	(44)	(1,184)
Recoveries	12	35	—	27	17	91
Provision	348	1,250	—	27	—	1,625

Balance at September 30, 2011	$682	$3,024	$173	$452	$190	$4,521

Individually evaluated for impairment	$—	$930	$—	$12	$—	$942
Collectively evaluated for impairment	$682	$2,094	$173	$440	$190	$3,579

Balance at September 30, 2009	$279	$1,874	$220	$483	$222	$3,078
Charge-offs	(147)	(106)	—	—	(33)	(286)
Recoveries	7	4	—	—	7	18
Provision	470	688	—	—	21	1,179

Balance at September 30, 2010	$609	$2,460	$220	$483	$217	$3,989

Individually evaluated for impairment	$—	$414	$—	$300	$—	$714
Collectively evaluated for impairment	$609	$2,046	$220	$183	$217	$3,275

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

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 and 2010

Note 4 – Loans Receivable (Continued)

Loans serviced for others were $15.8 million and $15.9 million, at September 30, 2011 and 2010, respectively. These loans serviced for others are not assets of the Company and are appropriately excluded from the Company’s financial statements. Mortgage servicing rights were $46,000 and $28,000, at September 30, 2011 and 2010, respectively, and are included on the Consolidated Statements of Financial Condition in other assets. Mortgage servicing rights are recorded by allocating the total cost of acquired mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. Mortgage servicing rights are deferred and amortized in proportion to and over the period of estimated net service fee income. The estimated fair value of mortgage servicing rights was $113,000 and $111,000, at September 30, 2011 and 2010, respectively, based on the present value of expected, future cash flows using a market discount rate. The Company periodically evaluates its mortgage servicing rights for impairment based on the fair value of those rights. Impairment, if any, would be recognized through a valuation allowance for each loan portfolio stratum for the recorded amount that exceeds fair value. Strata are defined based on predominant risk characteristics of the underlying loans such as loan type and within type, by loan rate intervals. No impairment reserves were deemed necessary as September 30, 2011 and 2010.

Note 5 – Office Properties and Equipment

Office properties and equipment at September 30, 2011 and 2010 are summarized by major classifications as follows (dollars in thousands):

	2011	2010
Land	$1,109	$1,109
Office buildings and improvements	5,570	5,398
Furniture, fixtures, and equipment	2,075	1,927

Total, at Cost	8,754	8,434

Accumulated depreciation and amortization	4,851	4,587

	$3,903	$3,847

Depreciation and amortization charged to operations was $396,000 and $403,000 for the years ended September 30, 2011 and 2010, respectively.

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 and 2010

Note 6 – Deposits

Deposit balances at September 30, 2011 and 2010 are summarized as follows (dollars in thousands):

	2011		2010
	Amount	Percent	Amount	Percent
Savings account	$112,270	35.0%	$123,589	39.1%
Demand and NOWaccounts, including non-interest-bearing deposits of $30,251 in 2011 and $25,888 in 2010	66,067	20.6	58,762	18.6
Money market accounts	7,898	2.5	8,166	2.5

	186,235	58.1	190,517	60.2
Certificates of deposit:
0.00 to 1.99%	51,183	16.0	51,559	16.3
2.00 to 3.99%	70,262	22.0	57,610	18.2
4.00 to 5.99%	12,561	3.9	15,410	4.9
6.00 to 7.99%	81	—	1,121	0.4

	134,087	41.9	125,700	39.8

	$320,322	100.0%	$316,217	100.0%

A summary of certificate accounts by maturity at September 30, 2011, is as follows (dollars in thousands):

2011
One year or less	$35,157
One to two years	20,512
Two to three years	17,904
Three to four years	32,225
Four to five years	8,595
After five years	19,694

$134,087

Interest expense by deposit category for the years ended September 30, 2011 and 2010, is as follows (dollars in thousands):

	2011	2010
NOW accounts	$57	$102
Money market accounts	16	22
Savings and club accounts	506	1,169
Certificates accounts	3,187	3,321

	$3,766	$4,614

The aggregate amount of time certificates of deposit including Individual Retirement Accounts with a minimum denomination of $100,000 at September 30, 2011 and 2010 is $39.9 million and $35.8 million, respectively.

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 and 2010

Note 7 – Federal Home Loan Bank Advances

Advances from the FHLB of Pittsburgh are collateralized by certain qualifying collateral such as loans, with weighted-average collateral values determined by the FHLB of Pittsburgh equal to at least the unpaid amount of outstanding advances. At September 30, 2011 and 2010, advances from the FHLB consisted of the following (dollars in thousands):

Stated Maturity	Rate		2011	2010
1/18/2011	4.64%	$	—	$2,190
4/15/2011	3.14		—	1,393
6/22/2011	4.87		—	2,000
8/17/2011	5.03		—	1,000
8/30/2011	0.43		—	2,758
9/6/2011	5.43		—	491
9/12/2011	4.48		—	4,138
11/30/2011	5.38		852	852
7/9/2012	3.99		2,300	2,300
9/10/2012	1.88		2,451	2,451
12/18/2012	4.13		2,471	2,471
3/25/2013	3.34		3,130	3,130
7/11/2013	4.03		2,249	2,249
8/30/2013	1.06		3,000	3,000
9/9/2013	2.52		2,000	2,000
1/21/2014	2.31		4,990	4,990
6/20/2014	1.05		1,000	—
1/26/2015	1.86		2,413	—
6/22/2015	1.52		1,339	—
10/5/2015	6.51		325	392

		$	28,520	$37,805

Contractual maturities of FHLB advances at September 30, 2011, were as follows (dollars in thousands):

2011
One year or less	$5,673
One to two years	12,925
Two to three years	6,070
Three to four years	3,837
Four to five years	15

$28,520

The Bank has entered into a line of credit agreement whereby it can borrow up to $15.0 million from the FHLB. The line was not drawn upon as of September 30, 2011 or 2010. The agreement expires in February 2012. The interest rate was .68% at September 30, 2011, respectively.

The maximum borrowing capacity from the FHLB at September 30, 2011 is $116.4 million.

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 and 2010

Note 8 – Securities Sold Under Agreement to Repurchase

Short-term borrowings consist of borrowings from securities sold under agreements to repurchase. Average amounts outstanding during the year represent daily average balances, and average interest rates represent interest expense divided by the related average balance.

The outstanding balances and related information for short-term borrowings are summarized as follows (dollars in thousands):

	2011		2010
	Amount	Rate	Amount	Rate
Balance at year end	$2,897	0.27%	$3,444	0.60%
Average balance outstanding during the year	4,855	0.33	3,634	0.77
Maximum amount outstanding at any month-end	6,738	—	3,895	—

Note 9 – Income Taxes

Total income tax expense for the years ended September 30, 2011 and 2010 is as follows (dollars in thousands):

	2011	2010
Federal:
Current	$1,396	$1,855
Deferred	(623)	(638)

	$773	$1,217

State, current	$165	$161

The difference between the expected and actual tax provision expressed as percentage of earnings before income tax provision are as follows:

	2011	2010
Expected federal tax rate	34.0%	34.0%
State taxes, net of federal tax benefit	3.2	2.5
Nontaxable interest income	(5.7)	(3.9)
Bank-owned life insurance	(3.6)	(2.7)
Other items, net	—	2.2

Effective Tax Rate	27.9%	32.1%

The Bank is subject to the Pennsylvania and Maryland Thrift Institutions tax which is calculated at 11.5 and 8.25 percent of earnings based on U.S. generally accepted accounting principles.

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 and 2010

Note 9 – Income Taxes (Continued)

The net deferred tax asset (liability) consisted of the following components as of September 30, 2011 and 2010 (dollars in thousands):

	2011	2010
Deferred Tax Assets:
Allowance for loan losses	$1,537	$1,356
Impairment reserves	89	118
Employee benefits	572	498
Charitable donations	185	—
Other, net	136	67

Total Deferred Tax Assets	2,519	2,039

Deferred Tax Liabilities:
Unrealized gain on securities	(824)	(661)
Premises and equipment	(119)	(147)
Purchase accounting	(184)	(234)
Other, net	(16)	(81)

Total Deferred Tax Liabilities	(1,143)	(1,123)

Net Deferred Tax Assets	$1,376	$916

U.S. generally accepted accounting principles prescribe a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.

There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Bank recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Statement of Income. The Bank’s federal and PA shares tax returns for taxable years through 2006 have been closed for purposes of examination by the Internal Revenue Service and the Pennsylvania Department of Revenue.

Retained income at September 30, 2011, includes $3.9 million of base year reserves for which no tax provision has been made. This amount represents deductions for bad debt reserves for tax purposes, which were only allowed to savings institutions that met certain definitional tests prescribed by the Internal Revenue Code of 1986, as amended. The Small business Job Protection Act of 1996 eliminated the special bad debt deduction granted solely to thrifts. Under the terms of the Act, there would be no recapture of the pre-1988 (base year) reserves. However, these pre-1998 reserves would be subject to recapture under the rules of the Internal Revenue Code if the Bank itself pays a cash dividend in excess of earnings and profits, or liquidates. The Act also provides for the recapture of deductions arising from “applicable excess reserve” defined as the total amount of reserve over the period base year reserve. The Bank’s total reserve exceeds the base year reserve and deferred taxes have been provided for this excess.

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 and 2010

Note 10 – Regulatory Capital Requirements

The Company is required to maintain a cash reserve balance in vault cash or with the Federal Reserve Bank. The total of this reserve was approximately $1.8 million at September 30, 2011, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the following table) of total Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 2011, that the Company meets all capital adequacy requirements of which it is subject.

As of September 30, 2011, the FDIC categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company’s category.

\STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 and 2010

Note 10 – Regulatory Capital Requirements (Continued)

The Company’s and Bank’s actual capital amounts and ratios are presented in the following table (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2011:
Total Capital (To Risk Weighted Assets)
Consolidated	$70,939	27.16%	$20,896	8.00%	$26,120	10.00%
Standard Bank	56,279	21.70	20,751	8.00	25,939	10.00

Tier 1 Capital (To Risk Weighted Assets)
Consolidated	67,661	25.90	10,448	4.00	15,672	6.00
Standard Bank	53,012	20.44	10,376	4.00	15,563	6.00

Tier 1 Capital (To Average Assets)
Consolidated	67,661	15.51	17,530	4.00	21,913	5.00
Standard Bank	53,012	12.45	17,032	4.00	21,290	5.00

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2010:
Total Capital (To Risk Weighted Assets)
Consolidated	$37,684	14.50%	$20,796	8.00%	$25,995	10.00%
Standard Bank	37,111	14.34	20,705	8.00	25,881	10.00

Tier 1 Capital (To Risk Weighted Assets)
Consolidated	34,427	13.24	10,398	4.00	15,597	6.00
Standard Bank	33,862	13.08	10,352	4.00	15,528	6.00

Tier 1 Capital (To Average Assets)
Consolidated	34,427	8.67	15,890	4.00	19,863	5.00
Standard Bank	33,862	8.49	15,963	4.00	19,954	5.00

Note 11 – Contribution to Standard Charitable Foundation

The Company made a $1.4 million one-time contribution to Standard Charitable Foundation during 2011 in connection with the stock conversion. This contribution represented $1.2 million or 3.5% of the stock issued on October 6, 2010 and $200,000 in cash. The after tax impact on 2011 net income of this one-time contribution was net expense of $908,000 (net of income tax benefit of $468,000).

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 and 2010

Note 12 – Employee Stock Ownership Plan

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

Compensation is recognized under the shares released method and compensation expense is equal to the fair value of the shares committed to be released and unallocated ESOP shares are excluded from outstanding shares for purposes of computing EPS. Compensation expense related to the ESOP of $216,000 and $0 was recognized during the years ended September 30, 2011 and 2010, respectively.

As of December 31, 2010 (the ESOP’s plan year end), the ESOP held a total of 278,254 shares of the Company’s stock, and there were 274,640 unallocated shares. The fair market value of the unallocated ESOP shares was $3,804,000 at December 31, 2010. During the year ended December 31, 2010, a partial year allocation of 3,614 shares was released for allocation.

Note 13 – Employee Benefit Plans

The Company participates in the Financial Institutions Retirement Fund (“FIRF”), a multi-employer pension plan. FIRF provided defined pension benefits to substantially all of the Company’s employees. Effective August 1, 2005, the annual benefit provided to employees under this defined benefit pension plan was frozen by Standard Bank. Freezing the plan eliminates all future benefit accruals; however, the accrued benefit as of August 1, 2005, remains. During the years ended September 30, 2011 and 2010, the Company recognized $335,000 and $448,000, respectively, as pension expense and made $182,000 and $31,000, respectively, as contributions to FIRF.

The Company participates in the Financial Institutions Thrift Plan, a multi-employer 401(k) plan, which provides benefits to substantially all of the Company’s employees. Employees’ contributions to the plan are matched by the Company up to a maximum of 3 percent of such employees’ pretax salaries. Expense recognized for the plans was $90,000 and $65,000 for the years ended September 30, 2011 and 2010, respectively.

The Company adopted a nonqualified phantom stock appreciation rights plan for key officers and directors of the Bank on January 1, 2002. This plan was an incentive-driven benefit plan with payout deferred until the end of the tenth plan year. This nonqualified phantom stock appreciation rights plan was frozen effective September 30, 2010 with no further benefits accruing in connection with the conversion of the Company from the mutual to stock form. Expense recognized for the plan was $0 and $136,000 for the years ended September 30, 2011 and 2010, respectively, and the accrued liability relating to this plan was $548,000 at September 30, 2011 and September 30, 2010.

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 and 2010

Note 14 – Financial Instruments With Off-Balance Sheet Risk

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

Financial instruments with off-balance sheet risk as of September 30, 2011 and 2010 are presented in the following table (dollars in thousands):

	2011	2010
One-to-four family dwellings:
Loan commitments	$1,107	$3,458
Undisbursed home equity lines of credit	12,623	12,779
Undisbursed funds-construction loans in process	396	1,319
Commercial loan commitments	13,731	18,699
Other	644	711

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, by the Company upon extension of credit is based on management’s credit evaluation of the counterparty. Collateral held varies but generally includes real estate property. The majority of commitments to originate loans at September 30, 2011 and 2010 were for fixed rate loans. The Company grants loan commitments at prevailing market rates of interest.

Note 15 – Fair Value Measurements

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

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 and 2010

Note 15 – Fair Value Measurements (Continued)

The following table presents the assets reported on the balance sheet at their fair value as of September 30, 2011 and 2010 by level within the fair value hierarchy (dollars in thousands):

	September 30, 2011
	Level I	Level II	Level III	Total
Assets measured at fair value on a recurring basis:
U.S. government and agency obligations	$—	$24,654	$—	$24,654
Corporate bonds	—	7,066	—	7,066
Municipal obligations	—	29,980	—	29,980
Equity securities	1,246	—	—	1,246
Mortgage-backed securities		42,808		42,808

Assets measured at fair value on a non-recurring basis:
Impaired loans	—	—	2,198	2,198
Foreclosed real estate	—	—	743	743

	$1,246	$104,508	$2,941	$108,695

	September 30, 2010
	Level I	Level II	Level III	Total
Assets measured at fair value on a recurring basis:
U.S. government and agency obligations	$—	$26,949	$—	$26,949
Corporate bonds	—	7,795	—	7,795
Municipal obligations	—	19,050	—	19,050
Equity securities	1,154	—	—	1,154
Mortgage-backed securities	—	22,589	—	22,589

Assets measured at fair value on a non-recurring basis:
Impaired loans	—	—	1,665	1,665
Foreclosed real estate	—	—	884	884

	$1,154	$76,383	$2,549	$80,086

No liabilities are carried at fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. Fair values for U.S. government and agency obligations, corporate bonds, municipal obligations and mortgage-backed securities are valued at observable market data for similar assets. Equity securities are valued at the closing price reported on the active market on which the individual securities are traded. Impaired loans are valued on a loan by loan basis using one of three methods: a) the present value of expected future cash flows discounted at the loan’s effective interest rate; (b) the loan’s observable market price; or (c) the fair value of the collateral less selling costs. Foreclosed real estate is recorded on the date acquired at the lower of the related loan balance or fair value, less disposition costs, with the fair value being determined by appraisal. Subsequently, foreclosed real estate is valued at the lower of the amount recorded at acquisition date or fair value, less estimated disposition costs.

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 and 2010

Note 16 – Fair Value of Financial Instruments

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

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 and 2010

Note 16 – Fair Value of Financial Instruments (Continued)

The carrying amounts and estimated fair value of the Company’s financial assets and financial liabilities at September 30, 2011 and 2010 (dollars in thousands):

	2011		2010
	Fair Value	Carrying Value	Fair Value	Carrying Value
Financial Assets:
Cash on hand and due from banks	$1,869	$1,869	$2,052	$2,052
Interest-earning deposits in other institutions	10,789	10,789	36,936	36,936
Investment securities	62,946	62,946	54,948	54,948
Mortgage-backed securities	42,808	42,808	22,589	22,589
Loans receivable	297,800	285,113	296,430	286,066
Loans held for sale	102	100	468	461
Accrued interest receivable	1,337	1,337	1,399	1,399
Federal Home Loan Bank stock	2,839	2,839	3,416	3,416
Bank-owned life insurance	9,778	9,778	9,419	9,419

Financial Liabilities:
Deposits	326,717	320,322	321,630	316,217
Federal Home Loan Bank advances	29,500	28,520	39,417	37,805
Securities sold under agreements to repurchase	2,897	2,897	3,444	3,444
Accrued interest payable	268	268	323	323
Off-balance sheet financial instruments:
Commitment to extend credit and letters of credit	—	—	—	—

Note 17 – Standard Financial Corp. – Condensed Financial Statements (Parent Company Only)

Following are condensed financial statements for the parent company as of and for the year ended September 30, 2011:

Condensed Balance Sheet

(Dollars in thousands)

September 30, 2011
Cash	$168
Investment securities available for sale, at fair value	467
Investment in bank subsidiary	64,060
Loan receivable from bank subsidiary	13,500
Other assets	521

Total Assets	$78,716

Total Liabilities	$—
Total Stockholders’ Equity	78,716

Total Liabilities and Stockholders’ Equity	$78,716

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 and 2010

Note 17 – Standard Financial Corp. – Condensed Financial Statements (Parent Company Only) (Continued)

Condensed Statement of Income

(Dollars in thousands)

Year Ended September 30, 2011
Interest on loan receivable	$328
Dividends on investment securities	17
Net securities gains	22

Total Income	367
Operating Expenses	160

Income before Income Tax Expense	207
Income Tax Expense	88

Income before equity in undistributed net income of subsidiaries	119
Equity in undistributed net income of subsidiaries	2,305

Net Income	$2,424

Condensed Statement of Cash Flows

(Dollars in thousands)

Year Ended September 30, 2011
Cash Flows from Operating Activities
Net income	$2,424
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed net income of subsidiaries	(2,305)
Net gain on securities	(22)
Other, net	(116)

Net Cash Used in Operating Activities	(19)

Cash Flows from Investing Activities
Loan to bank subsidiary	(13,500)
Purchases of investment securities	(256)
Proceeds from sales of investment securities	194

Net Cash Used in Investing Activities	(13,562)

Cash Flows from Financing Activities
Stock proceeds less conversion expenses	30,425
Contribution of stock and cash to bank subsidiary	(16,676)

Net Cash Provided by Financing Activities	13,749

Net Increase in Cash and Cash Equivalents	168
Cash and Cash Equivalents—Beginning	—

Cash and Cash Equivalents—Ending	$168

Supplementary Schedule of Noncash Investing and Financing Activities
Merger of Standard Mutual Holding Company into Standard Financial Corp.
Assets acquired	$45,334

Equity accquired	$45,334

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 and 2010

Note 18 – Quarterly Financial Data (unaudited)

Following are quarterly condensed consolidated statements of income for the years ended September 30, 2011 and 2010. Quarterly earnings per share data may vary from annual earnings per share due to rounding.

(Dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011
Interest and dividend income	$4,651	$4,643	$4,643	$4,475
Interest expense	1,339	1,232	1,192	1,156

Net interest income	3,312	3,411	3,451	3,319
Provision for loan losses	350	425	425	425

Net interest income after provision for loan losses	2,962	2,986	3,026	2,894
Noninterest income	617	535	596	585
Contribution to Standard Charitable Foundation	1,376	—	—	—
Noninterest expenses	2,315	2,361	2,388	2,398

(Loss) income before income tax (benefit) expense	(112)	1,160	1,234	1,081
Income tax (benefit) expense	(130)	332	389	347

Net income	$18	$828	$845	$734

Earnings Per Share (since inception October 6, 2010)	$—	$0.26	$0.26	$0.23

2010
Interest and dividend income	$4,609	$4,551	$4,508	$4,533
Interest expense	1,750	1,623	1,470	1,403

Net interest income	2,859	2,928	3,038	3,130
Provision for loan losses	129	300	350	400

Net interest income after provision for loan losses	2,730	2,628	2,688	2,730
Noninterest income	596	555	617	497
Noninterest expenses	1,994	2,175	2,221	2,358

Income before income tax expense	1,332	1,008	1,084	869
Income tax expense	477	324	347	230

Net income	$855	$684	$737	$639

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of September 30, 2011, an evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Senior Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Senior Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011.

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that the information required to be disclosed by the Company in its reports filed and submitted under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in its reports filed under the Exchange Act is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’ Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Management’s assessment of internal control over financial reporting for the fiscal year ended September 30, 2011 is included in Item 8.

Changes in Internal Control over Financial Reporting. No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15-d15(f) under the Exchange Act) occurred during the last fiscal quarter that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Information concerning directors and executive officers of Standard Financial Corp. is incorporated herein by reference from our definitive Proxy Statement (the “Proxy Statement”), specifically the section captioned “Proposal I—Election of Directors.”

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

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

3.1	Articles of Incorporation of Standard Financial Corp.*

3.2	Bylaws of Standard Financial Corp.*

4	Form of Common Stock Certificate of Standard Financial Corp.*

10.1	Form of Standard Bank, PaSB Employee Stock Ownership Plan*

10.2	Form of Standard Financial Corp. and Standard Bank, PaSB Three-Year Employment Agreement*

10.3	Form of Standard Financial Corp. and Standard Bank, PaSB Two-Year Employment Agreement*

10.4	Form of Standard Bank, PaSB Change in Control Agreement*

10.5	Form of Phantom Stock Agreement for Officers*

10.6	Form of Phantom Stock Agreement for Directors*

10.7	Chief Financial Officer Performance Based Compensation Plan*

10.8	Chief Commercial Lending Officer Performance Based Compensation Plan*

10.9	Non-Compete Agreement between Standard Bank, PaSB and David C. Mathews*

21	Subsidiaries of Registrant*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Calculation Linkbase Document **

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document **

101 LAB	XBRL Taxonomy Label Linkbase Document **

101.PRE	XBRL Taxonomy Presentation Linkbase Document **

*	Incorporated by reference to the Registration Statement on Form S-1 of Standard Financial Corp. (File No. 333-167579), originally filed with the Securities and Exchange Commission on June 17, 2010, as amended.

**	We have attached these documents formatted in XBRL (Extensible Business Reporting Language) as Exhibit 101 to this report. We advise users of this data that pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

Signatures	Title	Date

/s/ Timothy K. Zimmerman Timothy K. Zimmerman	President, Chief Executive Officer and Director (Principal Executive Officer)	December 13, 2011

/s/ Colleen M. Brown Colleen M. Brown	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	December 13, 2011

/s Terence L. Graft Terence L. Graft	Chairman of the Board	December 13, 2011

/s/ Dale A. Walker Dale A. Walker	Vice Chairman of the Board	December 13, 2011

/s/ Horace G. Cofer Horace G. Cofer	Director	December 13, 2011

/s/ William T. Ferri William T. Ferri	Director	December 13, 2011

/s/ David C. Mathews David C. Mathews	Director	December 13, 2011

/s/ Thomas J. Rennie Thomas J. Rennie	Director	December 13, 2011