Form 10-Q
period 2011-12-31
Standard Financial Corp.
filed 2012-02-08
CIK 1492915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes     ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,423,173 shares, par value $0.01, at February 1, 2012.

Standard Financial Corp.

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Standard Financial Corp.

Consolidated Statements of Financial Condition (Unaudited)

(Dollars in thousands)

	December 31, 2011	September 30, 2011
ASSETS
Cash on hand and due from banks	$2,408	$1,869
Interest-earning deposits in other institutions	9,990	10,789

Cash and Cash Equivalents	12,398	12,658

Investment securities available for sale, at fair value	61,521	62,946
Mortgage-backed securities available for sale, at fair value	41,513	42,808
Federal Home Loan Bank stock, at cost	2,697	2,863
Loans receivable, net of allowance for loan losses of $4,325 and $4,521	290,704	285,113
Loans held for sale	100	100
Foreclosed real estate	1,271	743
Office properties and equipment, at cost, less accumulated depreciation	3,988	3,903
Bank-owned life insurance	9,869	9,778
Goodwill	8,769	8,769
Core deposit intangible	645	687
Prepaid federal deposit insurance	776	846
Accrued interest and other assets	3,053	3,405

TOTAL ASSETS	$437,304	$434,619

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Demand, regular and club accounts	$186,205	$186,235
Certificate accounts	138,154	134,087

Total Deposits	324,359	320,322

Federal Home Loan Bank advances	27,651	28,520
Securities sold under agreements to repurchase	3,342	2,897
Advance deposits by borrowers for taxes and insurance	615	588
Securities purchased not settled	703	993
Accrued interest and other expenses	2,263	2,583

TOTAL LIABILITIES	358,933	355,903

Stockholders’ Equity
Preferred Stock, $0.01 par value per share, 10,000,000 shares authorized, none issued	—	—
Common Stock, $0.01 par value per share, 40,000,000 shares authorized, 3,423,173 and 3,478,173 shares outstanding, respectively	34	35
Additional paid-in-capital	32,593	33,403
Retained earnings	47,162	46,475
Unearned Employee Stock Ownership Plan (ESOP) shares	(2,759)	(2,797)
Accumulated other comprehensive income	1,341	1,600

TOTAL STOCKHOLDERS’ EQUITY	78,371	78,716

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$437,304	$434,619

See accompanying notes to the consolidated financial statements.

Standard Financial Corp.

Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended December 31,
	2011	2010
Interest and Dividend Income
Loans, including fees	$3,787	$3,983
Mortgage-backed securities	274	279
Investments:
Taxable	180	238
Tax-exempt	188	140
Interest-earning deposits	12	11

Total Interest and Dividend Income	4,441	4,651

Interest Expense
Deposits	929	1,024
Securities sold under agreements to repurchase	2	6
Federal Home Loan Bank advances	194	309

Total Interest Expense	1,125	1,339

Net Interest Income	3,316	3,312

Provision for Loan Losses	300	350

Net Interest Income after Provision for Loan Losses	3,016	2,962

Noninterest Income
Service charges	396	423
Earnings on bank-owned life insurance	101	98
Net securities gains	52	2
Net loan sale gains	12	49
Annuity and mutual fund fees	27	36
Other income	6	9

Total Noninterest Income	594	617

Noninterest Expenses
Compensation and employee benefits	1,408	1,371
Data processing	107	91
Premises and occupancy costs	257	226
Core deposit amortization	42	42
Automatic teller machine expense	81	76
Federal deposit insurance	75	111
Contribution to Standard Charitable Foundation	—	1,376
Other operating expenses	448	398

Total Noninterest Expenses	2,418	3,691

Income (Loss) before Income Tax Expense (Benefit)	1,192	(112)

Income Tax Expense (Benefit)
Federal	299	(128)
State	62	(2)

Total Income Tax Expense (Benefit)	361	(130)

Net Income	$831	$18

Earnings Per Share:
Basic earnings per common share	$0.26	$—

Diluted earnings per common share	$0.26	$—

Weighted average shares outstanding	3,202,124	3,202,289

See accompanying notes to the consolidated financial statements.

Standard Financial Corp.

Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

(Dollars in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balance, September 30, 2011	$35	$33,403	$46,475	$(2,797)	$1,600	$78,716

Comprehensive Income:
Net income	—	—	831	—	—	831
Net change in unrealized gain on securities available for sale, net of reclassification adjustment, net of taxes	—	—	—	—	(259)	(259)

Total Comprehensive Income (Loss)	—	—	831	—	(259)	572

Stock repurchases (55,000 shares)	(1)	(826)	—	—	—	(827)

Cash dividends at $.045 per share			(144)			(144)

Compensation expense on ESOP	—	16	—	38	—	54

Balance, December 31, 2011	$34	$32,593	$47,162	$(2,759)	$1,341	$78,371

See accompanying notes to the consolidated financial statements.

Standard Financial Corp.

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Three Months Ended December 31,
	2011	2010
Cash Flows from Operating Activities
Net income	$831	$18
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	106	95
Provision for loan losses	300	350
Amortization of core deposit intangible	42	42
Net amortization of premium/discount on securities	96	93
Net gain on securities	(52)	(2)
Origination of loans held for sale	(632)	(1,800)
Proceeds from sale of loans held for sale	644	2,310
Gain on sale of loans held for sale	(12)	(49)
Compensation expense on ESOP	54	50
Stock contribution to Charitable Foundation	—	1,176
Decrease (increase) in deferred income taxes	100	(468)
Decrease in accrued interest and other assets	391	148
Decrease in prepaid Federal deposit insurance	70	103
Earnings on bank-owned life insurance	(101)	(98)
Decrease in accrued interest payable	(5)	(11)
Decrease in other accrued expenses	(315)	(150)
Increase in accrued income taxes payable	18	138
Other, net	60	8

Net Cash Provided by Operating Activities	1,595	1,953

Cash Flows from Investing Activities
Net increase in loans	(6,470)	(4,594)
Purchases of investment securities	(14,723)	(14,896)
Purchases of mortgage-backed securities	(2,051)	(21,080)
Proceeds from maturities/principal repayments/calls of:
Investment securities	9,701	9,363
Mortgage-backed securities	2,977	2,182
Proceeds from sales of investment securities	6,091	4
Redemption of Federal Home Loan Bank stock	142	170
Net purchases of office properties and equipment	(191)	(122)

Net Cash Used in Investing Activities	(4,524)	(28,973)

Cash Flows from Financing Activities
Net decrease in demand, regular and club accounts	(30)	(1,736)
Net increase (decrease) in certificate accounts	4,067	(1,185)
Net increase in securities sold under agreements to repurchase	445	806
Stock proceeds less conversion expenses	—	457
Purchase of ESOP shares	—	(1,168)
Repayments of Federal Home Loan Bank advances	(869)	(16)
Increase in advance deposits by borrowers for taxes and insurance	27	19
Dividends paid	(144)	—
Stock repurchases	(827)	—

Net Cash Provided (Used) by Financing Activities	2,669	(2,823)

Net Decrease in Cash and Cash Equivalents	(260)	(29,843)
Cash and Cash Equivalents - Beginning	12,658	38,988

Cash and Cash Equivalents - Ending	$12,398	$9,145

Supplementary Cash Flows Information
Interest paid	$1,130	$1,350

Income taxes paid	$243	$200

Supplementary Schedule of Noncash Investing and Financing Activities
Foreclosed real estate acquired in settlement of loans	$579	$56

Issuance of common stock from stock subscription payable	$—	$28,759

Issuance of common stock from customer deposit accounts	$—	$1,201

Issuance of common stock for ESOP plan	$—	$1,782

Securities purchased not settled	$703	$993

See accompanying notes to the consolidated financial statements.

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

December 31, 2011

(1) Consolidation

The accompanying consolidated financial statements include the accounts of Standard Financial Corp. (the “Company”) and its direct and indirect wholly owned subsidiaries, Standard Bank, PaSB (the “Bank”), and Westmoreland Investment Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

(2) Basis of Presentation

The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles in the United States. All adjustments (consisting of normal recurring adjustments), which, in the opinion of management are necessary for a fair presentation of the financial statements and to make the financial statements not misleading have been included. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes thereto included in the Company’s Annual Report for the fiscal year ended September 30, 2011. The results for the three month period ended December 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2012 or any future interim period.

Certain amounts in the 2011 financial statements have been reclassified to conform with the 2012 presentation format. These reclassifications had no effect on stockholders’ equity or net income.

(3) Comprehensive Loss

Recognized revenue, expenses, gains and losses are included in net income. However, certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of stockholders’ equity in the Statements of Financial Condition. Such items, along with net income, are components of comprehensive income. The components of other comprehensive income (loss) and related tax effects for the three months ended December 31, 2011 and 2010 are as follows (dollars in thousands):

	Three Months Ended
	December 31, 2011	December 31, 2010

Unrealized holding loss on available-for-sale securities	$(340)	$(1,794)
Reclassification adjustment for gains realized in income	(52)	(2)

Net unrealized loss	(392)	(1,796)

Income tax benefit	133	611

Net of Tax Amount	$(259)	$(1,185)

(4) Recent Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-10, Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate-a Scope Clarification. The amendments in this Update affect entities that cease to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. Under the amendments in this Update, when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20 to determine whether it should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness. That is, even if the reporting entity ceases to have a controlling financial interest under Subtopic 810-10, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary’s operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. The amendments in this Update should be applied on a prospective basis to deconsolidation events occurring after the effective date. Prior periods should not be adjusted even if the reporting entity has continuing involvement with previously derecognized in substance real estate entities. For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2013, and interim and annual periods thereafter. Early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

December 31, 2011

(4) Recent Accounting Pronouncements (Continued)

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The amendments in this Update affect all entities that have financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement. The requirements amend the disclosure requirements on offsetting in Section 210-20-50. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this Update. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. This ASU is not expected to have a significant impact on the Company’s financial statements.

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. In order to defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this Update supersede certain pending paragraphs in Update 2011-05. Entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05. All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities should begin applying these requirements for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. This ASU is not expected to have a significant impact on the Company’s financial statements.

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

December 31, 2011

(5) Investment Securities

Investment securities available for sale at December 31, 2011 and at September 30, 2011 were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2011:
U.S. government and agency obligations due:
Beyond 1 year but within 5 years	$19,993	$108	$—	$20,101
Beyond 5 years but within 10 years	4,000	19	—	4,019
Corporate bonds due:
Beyond 1 year but within 5 years	7,254	18	(468)	6,804
Municipal obligations due:
Within 1 year	930	8	—	938
Beyond 1 year but within 5 years	1,267	11	—	1,278
Beyond 5 years but within 10 years	19,929	1,238	(3)	21,164
Beyond 10 years	5,642	284	—	5,926
Equity securities:
CRA Investment Fund	750	16	—	766
Freddie Mac common stock	10	—	(2)	8
Common stocks	464	68	(15)	517

	$60,239	$1,770	$(488)	$61,521

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2011:
U.S. government and agency obligations due:
Beyond 1 year but within 5 years	$21,493	$151	$—	$21,644
Beyond 5 years but within 10 years	3,000	10	—	3,010
Corporate bonds due:
Beyond 1 year but within 5 years	7,255	9	(198)	7,066
Municipal obligations due:
Within 1 year	4,172	15	—	4,187
Beyond 1 year but within 5 years	1,270	5	—	1,275
Beyond 5 years but within 10 years	14,255	716	—	14,971
Beyond 10 years	8,898	649	—	9,547
Equity securities:
CRA Investment Fund	750	21	—	771
Freddie Mac common stock	10	—	(2)	8
Common stocks	458	36	(27)	467

	$61,561	$1,612	$(227)	$62,946

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

December 31, 2011

(5) Investment Securities (Continued)

During the three months ended December 31, 2011, gains on sales of investment securities were $52,000 and proceeds from such sales were $6.1 million. During the three months ended December 31, 2010, gains on sales of investment securities were $2,000 and proceeds from such sales were $4,000.

The following table shows the fair value and gross unrealized losses on investment securities and the length of time that the securities have been in a continuous unrealized loss position at December 31, 2011 and at September 30, 2011 (dollars in thousands):

	December 31, 2011
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Corporate bonds	$1,798	$(202)	$3,734	$(266)	$5,532	$(468)
Municipal obligations	457	(3)	—	—	457	(3)
Equity securities	—	—	73	(17)	73	(17)

Total Temporarily Impaired Securities	$2,255	$(205)	$3,807	$(283)	$6,062	$(488)

	September 30, 2011
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Corporate bonds	$1,925	$(74)	$3,876	$(124)	$5,801	$(198)
Equity securities	93	(9)	60	(20)	153	(29)

Total Temporarily Impaired Securities	$2,018	$(83)	$3,936	$(144)	$5,954	$(227)

At December 31, 2011 and September 30, 2011, the Company held 11 and 16, respectively, securities in an unrealized loss position. The decline in the fair value of these securities resulted primarily from interest rate fluctuations. The Company does not intend to sell these securities nor is it more likely than not that the Company would be required to sell these securities before its anticipated recovery, and the Company believes the collection of the investment and related interest is probable. Based on the above, the Company considers all of the unrealized losses to be temporary impairment losses.

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

December 31, 2011

(6) – Mortgage-Backed Securities

Mortgage-backed securities available for sale at December 31, 2011 and at September 30, 2011 were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2011:
Government pass-throughs:
Ginnie Mae	$18,496	$116	$(62)	$18,550
Fannie Mae	17,429	429	—	17,858
Freddie Mac	4,306	259	—	4,565
Private pass-throughs	129	—	(1)	128
Collateralized mortgage obligations	404	8	—	412

	$40,764	$812	$(63)	$41,513

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2011:
Government pass-throughs:
Ginnie Mae	$19,080	$164	$(52)	$19,192
Fannie Mae	17,358	602	—	17,960
Freddie Mac	4,755	316	—	5,071
Private pass-throughs	131	—	(1)	130
Collateralized mortgage obligations	446	9	—	455

	$41,770	$1,091	$(53)	$42,808

During the three months ended December 31, 2011 and 2010, there were no sales of mortgage-backed securities.

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

December 31, 2011

(6) – Mortgage-Backed Securities (Continued)

The following table shows the fair value and gross unrealized losses on mortgage-backed securities and the length of time that the securities have been in a continuous unrealized loss position at December 31, 2011 and at September 30, 2011 (dollars in thousands):

	December 31, 2011
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Ginnie Mae	$11,632	$(62)	$—	$—	$11,632	$(62)
Private pass-throughs	—	—	129	(1)	129	(1)

Total Temporarily Impaired Securities	$11,632	$(62)	$129	$(1)	$11,761	$(63)

	September 30, 2011
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Ginnie Mae	$9,961	$(52)	$—	$—	$9,961	$(52)
Private pass-throughs	—	—	130	(1)	130	(1)

Total Temporarily Impaired Securities	$9,961	$(52)	$130	$(1)	$10,091	$(53)

At December 31, 2011 and September 30, 2011, the Company held 4 and 3, respectively, mortgage-backed securities in an unrealized loss position. The decline in the fair value of these securities resulted primarily from interest rate fluctuations. The Company does not intend to sell these securities nor is it more likely than not that the Company would be required to sell these securities before its anticipated recovery, and the Company believes the collection of the investment and related interest is probable. Based on the above, the Company considers all of the unrealized losses to be temporary impairment losses.

Mortgage-backed securities with a carrying value of $23.0 million and $25.1 million were pledged to secure repurchase agreements and public fund accounts at December 31, 2011 and at September 30, 2011, respectively.

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

December 31, 2011

(7) – Loans Receivable and Related Allowance for Loan Losses

The following table summarizes the primary segments of the loan portfolio as of December 31, 2011 and September 30, 2011 (dollars in thousands):

	Real Estate Loans
	One-to-four-family Residential and Construction	Commercial Real Estate	Home Equity Loans and Lines of Credit	Commercial	Other Loans	Total
December 31, 2011:
Total loans before allowance for loan losses	$144,130	$90,683	$46,334	$11,517	$2,365	$295,029

Individually evaluated for impairment	$—	$2,190	$—	$616	$—	$2,806
Collectively evaluated for impairment	$144,130	$88,493	$46,334	$10,901	$2,365	$292,223

September 30, 2011:
Total loans before allowance for loan losses	$141,869	$88,096	$45,594	$11,683	$2,392	$289,634

Individually evaluated for impairment	$—	$3,101	$—	$39	$—	$3,140
Collectively evaluated for impairment	$141,869	$84,995	$45,594	$11,644	$2,392	$286,494

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

Management evaluates individual loans in the commercial and commercial real estate loan segments for possible impairment if the loan is in nonaccrual status or is risk rated Substandard, Doubtful or Loss and is greater than 90 days past due. Loans are considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in evaluating impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. The Company does not separately evaluate individual consumer and residential real estate loans for impairment, unless such loans are part of larger relationship that is impaired, or are classified as a troubled debt restructuring agreement. Once the determination has been made that a loan is impaired, the determination of whether a specific allocation of the allowance is necessary is measured by comparing the recorded investment in the loan to the fair value of the loan using one of three methods: (a) the present value of expected future cash flows discounted at the loan’s effective interest rate; (b) the loan’s observable market price; or (c) the fair value of the collateral less selling costs. The method is selected on a loan by loan basis, with management primarily utilizing the fair value of collateral method. The evaluation of the need and amount of a specific allocation of the allowance and whether a loan can be removed from impairment status is made on a quarterly basis. The Company’s policy for recognizing interest income on impaired loans does not differ from its overall policy for interest recognition. There were no loans considered to be a troubled debt restructuring at December 31, 2011 and September 30, 2011.

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

December 31, 2011

(7) – Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary at December 31, 2011 and September 30, 2011 (dollars in thousands):

	Impaired Loans With Allowance		Impaired Loans Without Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
December 31, 2011:
Commercial real estate	$2,190	$657	$—	$2,190	$2,190

Commercial	616	185	—	616	616

Total impaired loans	$2,806	$842	$—	$2,806	$2,806

September 30, 2011:
Commercial real estate	$3,101	$930	$—	$3,101	$3,101

Commercial	39	12	—	39	39

Total impaired loans	$3,140	$942	$—	$3,140	$3,140

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated (dollars in thousands):

	Three months ended December 31,
	2011	2010
Average investment in impaired loans:
Commercial real estate	$2,645	$1,384
Commercial	328	996

Total impaired loans	$2,973	$2,380

Interest income recognized on impaired loans:
Accrual basis	$—	$—

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

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

December 31, 2011

(7) – Loans Receivable and Related Allowance for Loan Losses (Continued)

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass and the criticized categories of special mention, substandard and doubtful within the internal risk rating system as of December 31, 2011 and September 30, 2011 (dollars in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2011:
First mortgage loans:
One-to-four-family residential and construction	$143,175	$—	$955	$—	$144,130
Commercial real estate	84,360	2,816	3,507	—	90,683
Home equity loans and lines of credit	46,256	—	78	—	46,334
Commercial loans	10,901	—	616	—	11,517
Other loans	2,357	—	—	8	2,365

Total	$287,049	$2,816	$5,156	$8	$295,029

September 30, 2011:
First mortgage loans:
One-to-four-family residential and construction	$140,432	$—	$1,437	$—	$141,869
Commercial real estate	80,860	2,808	4,428	—	88,096
Home equity loans and lines of credit	45,547	—	47	—	45,594
Commercial loans	10,645	—	1,038	—	11,683
Other loans	2,389	—	—	3	2,392

Total	$279,873	$2,808	$6,950	$3	$289,634

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

December 31, 2011

(7) – Loans Receivable and Related Allowance for Loan Losses (Continued)

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of December 31, 2011 and September 30, 2011 (dollars in thousands):

	Current	30-59 Days Past Due	60-89 Days Past Due	Non-Accrual (90 Days+)	Total Loans

December 31, 2011:
First mortgage loans:
One-to-four-family residential and construction	$139,311	$3,516	$348	$955	$144,130
Commercial real estate	86,886	1,553	54	2,190	90,683
Home equity loans and lines of credit	46,015	50	191	78	46,334
Commercial loans	10,750	42	109	616	11,517
Other loans	2,349	8	—	8	2,365

Total	$285,311	$5,169	$702	$3,847	$295,029

September 30, 2011:
First mortgage loans:
One-to-four-family residential and construction	$137,935	$1,977	$521	$1,436	$141,869
Commercial real estate	83,641	1,006	348	3,101	88,096
Home equity loans and lines of credit	45,457	68	22	47	45,594
Commercial loans	11,563	—	81	39	11,683
Other loans	2,386	3	—	3	2,392

Total	$280,982	$3,054	$972	$4,626	$289,634

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

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

December 31, 2011

(7) – Loans Receivable and Related Allowance for Loan Losses (Continued)

The following tables summarize the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment. Activity in the allowance is presented for the three months ended December 31, 2011 and December 31, 2010 (dollars in thousands):

	Real Estate Loans
	One-to-four- family Residential and Construction	Commercial Real Estate	Home Equity Loans and Lines of Credit	Commercial	Other Loans	Total

Balance at September 30, 2011	$682	$3,024	$173	$452	$190	$4,521
Charge-offs	—	(54)	—	(500)	(2)	(556)
Recoveries	—	58	—	1	1	60
Provision	—	—	—	300	—	300

Balance at December 31, 2011	$682	$3,028	$173	$253	$189	$4,325

Individually evaluated for impairment	$—	$657	$—	$185	$—	$842

Collectively evaluated for impairment	$682	$2,371	$173	$68	$189	$3,483

	Real Estate Loans
	One-to-four- family Residential and Construction	Commercial Real Estate	Home Equity Loans and Lines of Credit	Commercial	Other Loans	Total

Balance at September 30, 2010	$609	$2,460	$220	$483	$217	$3,989
Charge-offs	—	(192)	—	—	(10)	(202)
Recoveries	11	30	—	1	2	44
Provision	207	127	3	7	6	350

Balance at December 31, 2010	$827	$2,425	$223	$491	$215	$4,181

Individually evaluated for impairment	$—	$922	$—	$—	$—	$922

Collectively evaluated for impairment	$827	$1,503	$223	$491	$215	$3,259

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

December 31, 2011

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

Compensation is recognized under the shares released method and compensation expense is equal to the fair value of the shares committed to be released and unallocated ESOP shares are excluded from outstanding shares for purposes of computing EPS. Compensation expense related to the ESOP of $54,000 and $50,000 was recognized during the quarters ended December 31, 2011 and December 31, 2010, respectively.

As of December 31, 2011, the ESOP held a total of 278,254 shares of the Company’s stock, and there were 260,186 unallocated shares. The fair market value of the unallocated ESOP shares was $4.0 million at December 31, 2011.

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

December 31, 2011

(10) – Fair Value Measurements (Continued)

The following table presents the assets reported on the balance sheet at their fair value as of December 31, 2011 and September 30, 2011 by level within the fair value hierarchy (dollars in thousands):

	December 31, 2011
	Level I	Level II	Level III	Total
Assets measured at fair value on a recurring basis:
U.S. government and agency obligations	$—	$24,120	$—	$24,120
Corporate bonds	—	6,804	—	6,804
Municipal obligations	—	29,306	—	29,306
Equity securities	1,291	—	—	1,291
Mortgage-backed securities	—	41,513	—	41,513

Assets measured at fair value on a non-recurring basis:
Impaired loans	—	—	1,964	1,964
Foreclosed real estate	—	—	1,271	1,271

	$1,291	$101,743	$3,235	$106,269

	September 30, 2011
	Level I	Level II	Level III	Total
Assets measured at fair value on a recurring basis:
U.S. government and agency obligations	$—	$24,654	$—	$24,654
Corporate bonds	—	7,066	—	7,066
Municipal obligations	—	29,980	—	29,980
Equity securities	1,246	—	—	1,246
Mortgage-backed securities	—	42,808	—	42,808

Assets measured at fair value on a non-recurring basis:
Impaired loans	—	—	2,198	2,198
Foreclosed real estate	—	—	743	743

	$1,246	$104,508	$2,941	$108,695

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

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

December 31, 2011

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

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

December 31, 2011

Note 11 – Fair Value of Financial Instruments (Continued)

The carrying amounts and estimated fair value of the Company’s financial assets and financial liabilities at December 31, 2011 and September 30, 2011 (dollars in thousands):

	December 31, 2011		September 30, 2011
	Fair Value	Carrying Value	Fair Value	Carrying Value
Financial Assets:
Cash on hand and due from banks	$2,408	$2,408	$1,869	$1,869
Interest-earning deposits in other institutions	9,990	9,990	10,789	10,789
Investment securities	61,521	61,521	62,946	62,946
Mortgage-backed securities	41,513	41,513	42,808	42,808
Loans receivable	303,715	290,704	297,800	285,113
Loans held for sale	102	100	102	100
Accrued interest receivable	1,294	1,294	1,337	1,337
Federal Home Loan Bank stock	2,697	2,697	2,839	2,839
Bank-owned life insurance	9,869	9,869	9,778	9,778

Financial Liabilities:
Deposits	330,131	324,359	326,717	320,322
Federal Home Loan Bank advances	28,387	27,651	29,500	28,520
Securities sold under agreements to repurchase	3,342	3,342	2,897	2,897
Accrued interest payable	263	263	268	268

Off-balance sheet financial instruments:
Commitment to extend credit and letters of credit	—	—	—	—

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides further detail to the financial condition and results of operations of the Company. The section should be read in conjunction with the notes and financial statements presented elsewhere in this report.

The Company’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of December 31, 2011 have remained unchanged from the disclosures presented in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Forward-looking statements in this report relating to the Company’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The information contained in this report should be read in conjunction with the Company’s most recent annual report filed with the Securities and Exchange Commission on Form 10-K for the year ended September 30, 2011. Investors are cautioned that forward-looking statements include risks and uncertainties that could cause actual results to differ materially from those contemplated by such statements, including without limitation, the effect of regional and national general economic conditions; competition among depository and other financial institutions; inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments; adverse changes in the securities markets; changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements; our ability to enter new markets successfully and capitalize on growth opportunities; our ability to successfully integrate acquired entities, if any; changes in consumer spending, borrowing and savings habits; changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board; changes in our organization, compensation and benefit plans; changes in our financial condition or results of operations that reduce capital available to pay dividends; changes in the financial condition or future prospects of issuers of securities that we own. The Company does not assume any duty to update forward-looking statements.

Standard Financial Corp. is a Maryland corporation that provides a wide array of retail and commercial financial products and services to individuals, families and businesses through ten banking offices located in the Pennsylvania counties of Allegheny, Westmoreland and Bedford and Allegany County, Maryland through its wholly-owned subsidiary Standard Bank.

Comparison of Financial Condition

General. The Company’s total assets increased $2.7 million, or 0.6%, to $437.3 million at December 31, 2011 from $434.6 million at September 30, 2011. The increase was due primarily to an increase in net loans, partially offset by a decrease in investment securities and mortgage-backed securities. Total liabilities increased $3.0 million, or 0.9%, to $358.9 million at December 31, 2011 from $355.9 million at September 30, 2011. The increase was due primarily to an increase in deposits.

Cash and Cash Equivalents. Cash and cash equivalents decreased $260,000, or 2.1%, to $12.4 million at December 31, 2011 from $12.7 million at September 30, 2011.

Loans. At December 31, 2011, net loans were $290.7 million, or 66.5% of total assets, an increase of $5.6 million from $285.1 million or 65.6% of total assets at September 30, 2011. This increase was primarily due to increases of $2.6 million in the commercial real estate portfolio and $2.3 million in the one- to four-family residential real estate portfolio. We have continued our focus on steadily increasing our commercial real estate loans to better diversify our loan portfolio.

Investment Securities. At December 31, 2011, the Company’s investment securities available for sale portfolio decreased $1.4 million or 2.3% to $61.5 million at December 31, 2011 from $62.9 million at September 30, 2011. Purchases during the quarter ended December 31, 2011 consisted of $11.0 million of government agency bonds and $3.4 million of tax-exempt municipal securities. The purchases were offset by sales of government agency bonds of $6.0 million, calls of government agency bonds and taxable municipals of $5.5 million and $1.0 million, respectively, and maturities of tax-exempt municipals of $3.2 million.

Mortgage-Backed Securities. At December 31, 2011, the Company’s mortgage-backed securities available for sale portfolio decreased $1.3 million or 3.0% to $41.5 million at December 31, 2011 from $42.8 million at September 30, 2011. Purchases during the quarter ended December 31, 2011 consisted of $2.1 million of mortgage-backed securities offset by repayments on mortgage-backed securities of $3.0 million.

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

Our deposits increased $4.1 million, or 1.3%, to $324.4 million at December 31, 2011 from $320.3 million at September 30, 2011. The increase resulted from a $4.1 million, or 3.0%, increase in certificates of deposit. The increase in certificates of deposit resulted from an increase in longer term certificate products some of which provide the customer an option to increase the interest rate on the certificate in the future.

Borrowings. Our borrowings consist of advances from the Federal Home Loan Bank of Pittsburgh and funds borrowed under repurchase agreements. Total borrowings decreased $424,000 or 1.3% to $31.0 million at December 31, 2011 from $31.4 million at September 30, 2011. The decrease was due primarily to the maturity and repayment of an $869,000 Federal Home Loan Bank advance.

Stockholders’ Equity. Stockholders’ equity decreased $345,000, or 0.4%, to $78.4 million at December 31, 2011 from $78.7 million at September 30, 2011. The decrease was due primarily to the repurchase of common stock totaling $827,000 and cash dividends paid totaling $144,000, partly offset by net income of $831,000 for the first fiscal quarter.

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

	For the Three Months Ended December 31,
	2011			2010
	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$291,735	$3,787	5.19%	$292,145	$3,983	5.45%
Investment and mortgage-backed securities	103,043	642	2.49%	95,031	657	2.77%
Interest earning deposits	11,700	12	0.41%	22,045	11	0.20%

Total interest-earning assets	406,478	4,441	4.37%	409,221	4,651	4.55%

Noninterest-earning assets	30,339			28,508

Total assets	$436,817			$437,729

Interest-bearing liabilities:
Savings accounts	$114,053	63	0.22%	$123,429	177	0.57%
Certificates of deposit	136,804	851	2.49%	125,030	824	2.64%
Money market accounts	6,775	2	0.12%	6,829	5	0.29%
Demand and NOW accounts	65,910	13	0.08%	59,769	18	0.12%

Total deposits	323,542	929	1.15%	315,057	1,024	1.30%
Federal Home Loan Bank advances	28,213	194	2.75%	37,449	309	3.30%
Securities sold under agreements to repurchase	4,064	2	0.20%	4,977	6	0.48%

Total interest-bearing liabilities	355,819	1,125	1.26%	357,483	1,339	1.50%

Noninterest-bearing liabilities	2,603			5,317

Total liabilities	358,422			362,800
Stockholders’ equity	78,394			74,929

Total liabilities and stockholders’ equity	$436,816			$437,729

Net interest income		$3,316			$3,312

Net interest rate spread (1)			3.11%			3.05%
Net interest-earning assets (2)	$50,659			$51,738

Net interest margin (3)			3.26%			3.24%
Average interest-earning assets to interest-bearing liabilities	114.24%			114.47%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended December 31, 2011 and 2010

General. Net income for the quarter ended December 31, 2011 was $831,000 compared to $18,000 for the quarter ended December 31, 2010. Net income for the three months ended December 31, 2010 included a $1.4 million one-time contribution to Standard Charitable Foundation ($908,000 after tax impact). This contribution represented $1.2 million or 3.5% of the stock issued on October 6, 2010 and $200,000 in cash. Excluding the after tax impact of the contribution, net income would have been $926,000 for the quarter ended December 31, 2010. Excluding the one-time charitable contribution, net income decreased $95,000 for the quarter ended December 31, 2011 compared to the quarter ended December 31, 2010 due primarily to an increase in noninterest expenses of $103,000, lower noninterest income of $23,000, partially offset by a $50,000 decrease in the provision for loan losses.

Net Interest Income. Net interest income for the quarter ended December 31, 2011 of $3.3 million was unchanged from the quarter ended December 31, 2010. Our net interest rate spread and net interest margin were 3.11% and 3.26%, respectively for the three months ended December 31, 2011 compared to 3.05% and 3.24% for the same period in the prior year.

Interest and Dividend Income. Total interest and dividend income of $4.4 million for the three months ended December 31, 2011 decreased $210,000 compared to the same period in the prior year. The decrease was due to a decrease in the average balance of interest-earning assets and a decrease in the average yield on interest-earning assets. Average interest-earning assets decreased by $2.7 million, or 0.7% to $406.5 million for the three months ended December 31, 2011 from $409.2 million for the same period in 2010. The average yield on interest-earning assets decreased to 4.37% for the three months ended December 31, 2011 from 4.55% for the same period in the prior year.

Interest income on loans decreased $196,000, or 4.9%, to $3.8 million for the three months ended December 31, 2011 due primarily to a decrease in the average yield on loans. The average yield on loans receivable decreased to 5.19% for the three months ended December 31, 2011 from 5.45% for the same period in the prior year. The decrease in average yield was primarily attributable to our variable rate loans adjusting downward as prime and short-term interest rates remained low as well as the origination of new loans in a generally lower interest rate environment and repayment/refinance of higher rate loans. Average loans receivable decreased by $410,000, or 0.1%, to $291.7 million for the three months ended December 31, 2011 from $292.1 million for the same period in the prior year.

Interest income on investment and mortgage-backed securities decreased by $15,000, or 0.1%, to $642,000 for the three months ended December 31, 2011 from $657,000 for the same period in the prior year. This decrease was due primarily to a decrease in the average yield earned on investments and mortgage-backed securities to 2.49% for the three months ended December 31, 2011 from 2.77% for the same period in the prior year due to new investments added in a lower interest rate environment and variable rate investments that adjusted downward. This decrease was partially offset by an increase in the average balance of investment and mortgage-backed securities, which increased by $8.0 million, or 8.4%, to $103.0 million for the three months ended December 31, 2011 from $95.0 million for the same period in the prior year.

Interest Expense. Total interest expense decreased by $214,000, or 16.0%, to $1.1 million for the three months ended December 31, 2011 from $1.3 million for the same period in 2010. This decrease in interest expense was due to a decrease in the average cost of interest-bearing liabilities to 1.26% for the three months ended December 31, 2011 from 1.50% for the prior year period. In addition, average interest-bearing liabilities decreased by $1.7 million, or 0.5%, to $355.8 million for the three months ended December 31, 2011 from $357.5 million for the same period in the prior year.

Interest expense on deposits decreased by $95,000, or 9.3%, to $929,000 for the three months ended December 31, 2011 from $1.0 million for the same period in the prior year. The average cost of deposits declined from 1.30% for the three months ended December 31, 2010 to 1.15% for the three months ended December 31, 2011. The continued low level of market interest rates enabled us to reduce the rates of interest paid on deposit products. Partially offsetting this decrease in interest expense was an increase in the average balance of certificates of deposit which increased $11.8 million, or 9.4%, to $136.8 million for the three months ended December 31, 2011 from $125.0 million for the same period in 2010.

Interest expense on Federal Home Loan Bank advances decreased $115,000 or 37.2%, to $194,000 for the three months ended December 31, 2011 from $309,000 for the same period during 2010. The average balance of advances decreased $9.2 million or 24.7% to $28.2 million for the three months ended December 31, 2011 compared to the same period in the prior year. In addition, the average cost of advances decreased to 2.75% for the quarter ended December 31, 2011 from 3.30% for the quarter ended December 31, 2010 as higher rate advances matured and were repaid.

Provision for Loan Losses. The provision for loan losses decreased by $50,000, or 14.3%, to $300,000 for the three months ended December 31, 2011 from $350,000 for the same period in 2010. Non-performing loans at December 31, 2011 were $3.8 million or 1.30% of total loans compared to $4.0 million or 1.35% of total loans at December 31, 2010. The provision that was recorded is sufficient, in management’s judgment, to bring the allowance for loan losses to a level that reflects the losses inherent in our loan portfolio relative to loan mix, economic conditions and historical loss experience. Management believes, to the best of their knowledge, that all known losses as of the balance sheet dates have been recorded.

Noninterest Income. Noninterest income decreased $23,000, or 3.7%, to $594,000 for the three months ended December 31, 2011 from $617,000 for the same period in the prior year due mainly to lower net loan sale gains and lower service charges on deposits. Partially offsetting these decreases were higher net securities gains.

Noninterest Expenses. Noninterest expenses decreased by $1.3 million, or 34.5%, to $2.4 million for the three months ended December 31, 2011 compared to the same period in 2010. The decrease was due to a $1.4 million one-time contribution to Standard Charitable Foundation during the three months ended December 31, 2010. Excluding the one-time charitable contribution, noninterest expenses increased $103,000 or 4.5% due primarily to increased compensation and employee benefits and other operating expenses.

Income Tax Expense (Benefit). The Company recorded a provision for income tax of $361,000 for the three months ended December 31, 2011 compared to an income tax benefit of $130,000 for the three months ended December 31, 2010. The tax effect of the charitable foundation contribution for the quarter ended December 31, 2010 was a benefit of $468,000.

Non-Performing and Problem Assets

There were no loans in arrears 90 days or more and still accruing interest. Loans in arrears 90 days or more or in process of foreclosure (non-accrual loans) were as follows:

	Number of Loans	Amount	Percentage of Loans Receivable
	(Dollars in thousands)

December 31, 2011	26	$3,847	1.30%
September 30, 2011	26	4,626	1.60

At December 31, 2011 and September 30, 2011, the Company had impaired loans totaling $2.8 million and $3.1 million, respectively. The largest impaired loan at both dates was a $1.1 million loan representing a 6% interest in a participation loan which was secured by commercial real estate and a mall in West Virginia. Foreclosure on this loan was initiated by the participating banks but a declaration of bankruptcy by the borrower has caused a delay in this process. The second largest loan at both dates was a $700,000 loan which was secured by commercial real estate and a restaurant in Maryland. The borrower on this loan has declared bankruptcy which also delayed foreclosure proceedings.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the Federal Home Loan Bank of Pittsburgh, repurchase agreements and maturities, principal repayments and the sale of available-for-sale securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee, under the direction of our Chief Financial Officer, is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2011.

At December 31, 2011, we had $17.5 million in loan commitments outstanding, $14.6 million of which were for commercial loans and $2.9 million of which were for one- to four-family loans. In addition to commitments to originate loans, we had $12.7 million in unused lines of credit to borrowers and $92,000 in undisbursed funds for construction loans in process. Certificates of deposit due within one year of December 31, 2011 totalled $32.7 million, or 10.1% of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan and securities sales, repurchase agreements and Federal Home Loan Bank advances.

Current regulatory requirements specify that the Bank and similar institutions must maintain leverage capital equal to 4% of adjusted total assets and risk-based capital equal to 8% of risk-weighted assets. The Federal Deposit Insurance Corporation (“FDIC”) may require higher core capital ratios if warranted, and institutions are to maintain capital levels consistent with their risk exposures. The FDIC reserves the right to apply this higher standard to any insured financial institution when considering an institution’s capital adequacy. At December 31, 2011, Standard Bank was in compliance with all regulatory capital requirements with leverage and risk-based capital ratios of 12.62% and 20.52%, respectively, and was considered “well capitalized” under regulatory guidelines.

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

At December 31, 2011, the Company is not involved in any pending legal proceedings other than non-material legal proceedings undertaken in the ordinary course of business.

ITEM 1A.	Risk Factors

Not applicable to smaller reporting companies.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of common stock of the Company during the indicated periods.

			Total Number	Maximum number
			of Shares	of Shares
	Total Number	Average	Purchased as Part	That May Yet Be
	of Shares	Price Paid	of Publicly Announced	Purchased Under the
Period	Purchased	Per Share	Plans or Programs	Plans or Programs (1)

October 1-31, 2011	5,000	$14.91	5,000	342,000
November 1-30, 2011	10,000	14.85	10,000	332,000
December 1-31, 2011	40,000	15.10	40,000	292,000

Totals	55,000	$15.04	55,000	292,000

(1)	On October 20, 2011, the Company announced that the Board of Directors authorized the repurchase of up to 347,000 shares, or approximately 10%, of the Company’s outstanding common stock. The stock repurchase program may be carried out through open market purchases, block trades, negotiated private transactions and pursuant to a plan adopted in accordance with Rule 10b5-1 of the SEC’s rules. The stock will be repurchased on an ongoing basis and will be subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital and the Company’s financial performance.

ITEM 3.	Defaults Upon Senior Securities

Not Applicable

ITEM 4.	(Removed and Reserved)

ITEM 5.	Other Information

(a)	Not Applicable

(b)	Not Applicable

ITEM 6	Exhibits

3.1	Articles of Incorporation of Standard Financial Corp.*

3.2	Bylaws of Standard Financial Corp.*

4	Form of Common Stock Certificate of Standard Financial Corp.*

10.1	Form of Standard Bank, PaSB Employee Stock Ownership Plan*

10.2	Form of Standard Financial Corp. and Standard Bank, PaSB Three-Year Employment Agreement*

10.3	Form of Standard Financial Corp. and Standard Bank, PaSB Two-Year Employment Agreement*

10.4	Form of Standard Bank, PaSB Change in Control Agreement*

10.5	Form of Phantom Stock Agreement for Officers*

10.6	Form of Phantom Stock Agreement for Directors*

10.7	Chief Financial Officer Performance Based Compensation Plan*

10.8	Chief Commercial Lending Officer Performance Based Compensation Plan*

10.9	Non-Compete Agreement between Standard Bank, PaSB and David C. Mathews*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Calculation Linkbase Document **

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document **

101 LAB	XBRL Taxonomy Label Linkbase Document **

101.PRE	XBRL Taxonomy Presentation Linkbase Document **

*	Incorporated by reference to the Registration Statement on Form S-1 of Standard Financial Corp. (File No. 333-167579), originally filed with the Securities and Exchange Commission on June 17, 2010, as amended.
**	We have attached these documents formatted in XBRL (Extensible Business Reporting Language) as Exhibit 101 to this report. We advise users of this data that pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANDARD FINANCIAL CORP.

Signatures	Title	Date

/s/ Timothy K. Zimmerman Timothy K. Zimmerman	President, Chief Executive Officer and Director (Principal Executive Officer)	February 8, 2012

/s/ Colleen M. Brown Colleen M. Brown	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 8, 2012