Form 10-Q
period 2012-03-31
Standard Financial Corp.
filed 2012-05-10
CIK 1492915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,413,173 shares, par value $0.01, at May 1, 2012.

Standard Financial Corp.

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Standard Financial Corp.

Consolidated Statements of Financial Condition (Unaudited)

(Dollars in thousands)

	March 31, 2012	September 30, 2011
ASSETS
Cash on hand and due from banks	$1,688	$1,869
Interest-earning deposits in other institutions	16,554	10,789

Cash and Cash Equivalents	18,242	12,658

Investment securities available for sale, at fair value	63,210	62,946
Mortgage-backed securities available for sale, at fair value	44,501	42,808
Federal Home Loan Bank stock, at cost	2,610	2,839
Loans receivable, net of allowance for loan losses of $4,268 and $4,521	292,663	285,113
Loans held for sale	411	100
Foreclosed real estate	790	743
Office properties and equipment, at cost, less accumulated depreciation	3,905	3,903
Bank-owned life insurance	9,959	9,778
Goodwill	8,769	8,769
Core deposit intangible	603	687
Prepaid federal deposit insurance	710	846
Accrued interest and other assets	2,924	3,429

TOTAL ASSETS	$449,297	$434,619

Liabilities
Deposits:
Demand, regular and club accounts	$190,397	$186,235
Certificate accounts	140,504	134,087

Total Deposits	330,901	320,322

Federal Home Loan Bank advances	31,636	28,520
Securities sold under agreements to repurchase	3,254	2,897
Advance deposits by borrowers for taxes and insurance	457	588
Securities purchased not settled	1,710	993
Accrued interest and other expenses	2,417	2,583

TOTAL LIABILITIES	370,375	355,903

Stockholders’ Equity
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value per share, 40,000,000 shares authorized, 3,413,173 and 3,478,173 shares outstanding, respectively	34	35
Additional paid-in-capital	32,456	33,403
Retained earnings	47,791	46,475
Unearned Employee Stock Ownership Plan (ESOP) shares	(2,720)	(2,797)
Accumulated other comprehensive income	1,361	1,600

TOTAL STOCKHOLDERS’ EQUITY	78,922	78,716

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$449,297	$434,619

See accompanying notes to the consolidated financial statements.

Standard Financial Corp.

Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Interest and Dividend Income
Loans, including fees	$3,717	$3,955	$7,504	$7,938
Mortgage-backed securities	276	309	550	588
Investments:
Taxable	176	217	356	455
Tax-exempt	204	160	392	300
Interest-earning deposits	1	2	13	13

Total Interest and Dividend Income	4,374	4,643	8,815	9,294

Interest Expense
Deposits	913	936	1,842	1,960
Securities sold under agreements to repurchase	2	4	4	10
Federal Home Loan Bank advances	187	292	381	601

Total Interest Expense	1,102	1,232	2,227	2,571

Net Interest Income	3,272	3,411	6,588	6,723
Provision for Loan Losses	300	425	600	775

Net Interest Income after Provision for Loan Losses	2,972	2,986	5,988	5,948

Noninterest Income
Service charges	411	384	807	807
Earnings on bank-owned life insurance	99	96	200	194
Net securities gains	3	—	55	2
Net loan sale gains	31	12	43	61
Annuity and mutual fund fees	37	35	64	71
Other income	10	8	16	17

Total Noninterest Income	591	535	1,185	1,152

Noninterest Expenses
Compensation and employee benefits	1,452	1,357	2,860	2,728
Data processing	116	99	223	190
Premises and occupancy costs	282	256	539	482
Core deposit amortization	42	42	84	84
Automatic teller machine expense	79	74	160	150
Federal deposit insurance	73	107	148	218
Contribution to Standard Charitable Foundation	—	—	—	1,376
Other operating expenses	468	426	916	824

Total Noninterest Expenses	2,512	2,361	4,930	6,052

Income before Income Tax Expense	1,051	1,160	2,243	1,048

Income Tax Expense
Federal	235	275	534	147
State	34	57	96	55

Total Income Tax Expense	269	332	630	202

Net Income	$782	$828	$1,613	$846

Earnings Per Share:
Basic earnings per common share	$0.25	$0.26	$0.51	$0.26

Cash dividends paid per common share	$0.045	$—	$0.090	$—

Weighted average shares outstanding	3,159,423	3,205,902	3,181,000	3,204,075

See accompanying notes to the consolidated financial statements.

Standard Financial Corp.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011

Net Income	$782	$828	$1,613	$846

Other comprehensive income (loss):

Comprehensive gain (loss) on securities available for sale	34	119	(305)	(1,674)
Tax effect	(12)	(40)	103	569

Reclassification adjustment for gains realized in income	(3)	0	(55)	(2)
Tax effect	1	0	18	1

Total other comprehensive income (loss)	20	79	(239)	(1,106)

Total Comprehensive Income (Loss)	$802	$907	$1,374	$(260)

See accompanying notes to the consolidated financial statements.

Standard Financial Corp.

Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

(Dollars in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance, September 30, 2011	$35	$33,403	$46,475	$(2,797)	$1,600	$78,716

Net income	—	—	1,613	—	—	1,613

Other comprehensive loss	—	—	—	—	(239)	(239)

Stock repurchases (65,000 shares)	(1)	(980)	—	—	—	(981)

Cash dividends ($.09 per share)	—	—	(297)	—	—	(297)

Compensation expense on ESOP	—	33	—	77	—	110

Balance, March 31, 2012	$34	$32,456	$47,791	$(2,720)	$1,361	$78,922

See accompanying notes to the consolidated financial statements.

Standard Financial Corp.

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Six Months Ended March 31,
	2012	2011
Cash Flows from Operating Activities
Net income	$1,613	$846
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	211	193
Provision for loan losses	600	775
Amortization of core deposit intangible	84	84
Net amortization of premium/discount on securities	156	186
Net gain on securities	(55)	(2)
Origination of loans held for sale	(2,008)	(2,519)
Proceeds from sale of loans held for sale	1,740	3,041
Gain on sale of loans held for sale	(43)	(61)
Compensation expense on ESOP	110	107
Stock contribution to Charitable Foundation	—	1,176
Deferred income taxes	200	(623)
Decrease in accrued interest and other assets	368	190
Decrease in prepaid Federal deposit insurance	136	202
Earnings on bank-owned life insurance	(200)	(194)
Decrease in accrued interest payable	(3)	(20)
Decrease in other accrued expenses	(259)	—
Increase in accrued income taxes payable	156	525
Other, net	53	45

Net Cash Provided by Operating Activities	2,859	3,951

Cash Flows from Investing Activities
Net increase in loans	(8,770)	(6,505)
Purchases of investment securities	(17,458)	(19,896)
Purchases of mortgage-backed securities	(7,514)	(25,973)
Proceeds from maturities/principal repayments/calls of:
Investment securities	11,662	16,816
Mortgage-backed securities	5,496	4,334
Proceeds from sales of investment securities	6,110	504
Redemption of Federal Home Loan Bank stock	277	309
Purchases of Federal Home Loan Bank stock	(48)	—
Proceeds from sales of foreclosed real estate	540	259
Net purchases of office properties and equipment	(213)	(375)

Net Cash Used in Investing Activities	(9,918)	(30,527)

Cash Flows from Financing Activities
Net increase (decrease) in demand, regular and club accounts	4,162	(190)
Net increase (decrease) in certificate accounts	6,417	(1,371)
Net increase in securities sold under agreements to repurchase	357	1,840
Stock proceeds less conversion expenses	—	457
Purchase of ESOP shares	—	(1,168)
Repayments of Federal Home Loan Bank advances	(2,886)	(2,223)
Proceeds from Federal Home Loan Bank advances	6,002	2,413
Net (decrease) increase in advance deposits by borrowers for taxes and insurance	(131)	60
Dividends paid	(297)	—
Stock repurchases	(981)	—

Net Cash Provided (Used) by Financing Activities	12,643	(182)

Net Increase (Decrease) in Cash and Cash Equivalents	5,584	(26,758)
Cash and Cash Equivalents - Beginning	12,658	38,988

Cash and Cash Equivalents - Ending	$18,242	$12,230

Supplementary Cash Flows Information
Interest paid	$2,230	$2,591

Income taxes paid	$274	$300

Supplementary Schedule of Noncash Investing and Financing Activities
Foreclosed real estate acquired in settlement of loans	$620	$130

Issuance of common stock from stock subscription payable	$—	$28,759

Issuance of common stock from customer deposit accounts	$—	$1,201

Issuance of common stock for ESOP plan	$—	$1,782

Securities purchased not settled	$1,710	$—

See accompanying notes to the consolidated financial statements.

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

March 31, 2012

(1)	Consolidation

The accompanying consolidated financial statements include the accounts of Standard Financial Corp. (the “Company”) and its direct and indirect wholly owned subsidiaries, Standard Bank, PaSB (the “Bank”), and Westmoreland Investment Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

(2)	Basis of Presentation

The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles in the United States. All adjustments (consisting of normal recurring adjustments), which, in the opinion of management are necessary for a fair presentation of the financial statements and to make the financial statements not misleading have been included. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes thereto included in the Company’s Annual Report for the fiscal year ended September 30, 2011. The results for the three and six month periods ended March 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2012 or any future interim period. Certain amounts in the 2011 financial statements have been reclassified to conform to the 2012 presentation format. These reclassifications had no effect on stockholders’ equity or net income.

(3)	Recent Accounting Pronouncements

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

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

March 31, 2012

(4)	Investment Securities

Investment securities available for sale at March 31, 2012 and at September 30, 2011 were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2012:
U.S. government and agency obligations due:
Beyond 1 year but within 5 years	$19,993	$63	$(8)	$20,048
Beyond 5 years but within 10 years	4,000	24	—	4,024
Corporate bonds due:
Within 1 year	252	7	—	259
Beyond 1 year but within 5 years	7,002	27	(360)	6,669
Municipal obligations due:
Within 1 year	930	5	—	935
Beyond 1 year but within 5 years	2,014	107	—	2,121
Beyond 5 years but within 10 years	19,800	935	(5)	20,730
Beyond 10 years	6,767	312	—	7,079
Equity securities:
CRA Investment Fund	750	17	—	767
Freddie Mac common stock	10	—	—	10
Common stocks	485	91	(8)	568

	$62,003	$1,588	$(381)	$63,210

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2011:
U.S. government and agency obligations due:
Beyond 1 year but within 5 years	$21,493	$151	$—	$21,644
Beyond 5 years but within 10 years	3,000	10	—	3,010
Corporate bonds due:
Beyond 1 year but within 5 years	7,255	9	(198)	7,066
Municipal obligations due:
Within 1 year	4,172	15	—	4,187
Beyond 1 year but within 5 years	1,270	5	—	1,275
Beyond 5 years but within 10 years	14,255	716	—	14,971
Beyond 10 years	8,898	649	—	9,547
Equity securities:
CRA Investment Fund	750	21	—	771
Freddie Mac common stock	10	—	(2)	8
Common stocks	458	36	(27)	467

	$61,561	$1,612	$(227)	$62,946

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

March 31, 2012

(4)	Investment Securities (Continued)

During the six months ended March 31, 2012, gains on sales of investment securities were $55,000 and proceeds from such sales were $6.1 million. During the six months ended March 31, 2011, gains on sales of investment securities were $2,000 and proceeds from such sales were $504,000.

The following table shows the fair value and gross unrealized losses on investment securities and the length of time that the securities have been in a continuous unrealized loss position at March 31, 2012 and at September 30, 2011 (dollars in thousands):

	00000000	00000000	00000000	00000000	00000000	00000000
	March 31, 2012
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

U.S. government and agency obligations	$7,992	$(8)	$—	$—	$7,992	$(8)
Corporate bonds	—	—	5,640	(360)	5,640	(360)
Municipal obligations	1,691	(5)	—	—	1,691	(5)
Equity securities	—	—	72	(8)	72	(8)

Total Temporarily
Impaired Securities	$9,683	$(13)	$5,712	$(368)	$15,395	$(381)

	00000000	00000000	00000000	00000000	00000000	00000000
	September 30, 2011
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Corporate bonds	$1,925	$(74)	$3,876	$(124)	$5,801	$(198)
Equity securities	93	(9)	60	(20)	153	(29)

Total Temporarily
Impaired Securities	$2,018	$(83)	$3,936	$(144)	$5,954	$(227)

At March 31, 2012 and September 30, 2011, the Company held 16 securities at each date in an unrealized loss position. The decline in the fair value of these securities resulted primarily from interest rate fluctuations. The Company does not intend to sell these securities nor is it more likely than not that the Company would be required to sell these securities before its anticipated recovery, and the Company believes the collection of the investment and related interest is probable. Based on the above, the Company considers all of the unrealized losses to be temporary impairment losses.

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

March 31, 2012

(5)	Mortgage-Backed Securities

Mortgage-backed securities available for sale at March 31, 2012 and at September 30, 2011 were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2012:
Government pass-throughs:
Ginnie Mae	$17,785	$149	$(11)	$17,923
Fannie Mae	21,469	457	(8)	21,918
Freddie Mac	3,891	260	—	4,151
Private pass-throughs	127	—	(1)	126
Collateralized mortgage obligations	375	8	—	383

	$43,647	$874	$(20)	$44,501

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2011:
Government pass-throughs:
Ginnie Mae	$19,080	$164	$(52)	$19,192
Fannie Mae	17,358	602	—	17,960
Freddie Mac	4,755	316	—	5,071
Private pass-throughs	131	—	(1)	130
Collateralized mortgage obligations	446	9	—	455

	$41,770	$1,091	$(53)	$42,808

During the six months ended March 31, 2012 and 2011, there were no sales of mortgage-backed securities.

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

March 31, 2012

(5)	Mortgage-Backed Securities (Continued)

The following table shows the fair value and gross unrealized losses on mortgage-backed securities and the length of time that the securities have been in a continuous unrealized loss position at March 31, 2012 and at September 30, 2011 (dollars in thousands):

	00000000	00000000	00000000	00000000	00000000	00000000
	March 31, 2012
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Ginnie Mae	$4,729	$(11)	$—	$—	$4,729	$(11)
Fannie Mae	2,402	(8)	—	—	2,402	(8)

Private pass-throughs	—	—	126	(1)	126	(1)

Total Temporarily
Impaired Securities	$7,131	$(19)	$126	$(1)	$7,257	$(20)

	00000000	00000000	00000000	00000000	00000000	00000000
	September 30, 2011
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Ginnie Mae	$9,961	$(52)	$—	$—	$9,961	$(52)
Private pass-throughs	—	—	130	(1)	130	(1)

Total Temporarily

Impaired Securities	$9,961	$(52)	$130	$(1)	$10,091	$(53)

At March 31, 2012 and September 30, 2011, the Company held 3 mortgage-backed securities at each date in an unrealized loss position. The decline in the fair value of these securities resulted primarily from interest rate fluctuations. The Company does not intend to sell these securities nor is it more likely than not that the Company would be required to sell these securities before its anticipated recovery, and the Company believes the collection of the investment and related interest is probable. Based on the above, the Company considers all of the unrealized losses to be temporary impairment losses.

Mortgage-backed securities with a carrying value of $21.5 million and $25.1 million were pledged to secure repurchase agreements and public fund accounts at March 31, 2012 and at September 30, 2011, respectively.

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

March 31, 2012

(6)	Loans Receivable and Related Allowance for Loan Losses

The following table summarizes the primary segments of the loan portfolio as of March 31, 2012 and September 30, 2011 (dollars in thousands):

	Real Estate Loans
	One-to-four-family Residential and Construction	Commercial Real Estate	Home Equity Loans and Lines of Credit	Commercial	Other Loans	Total
March 31, 2012:
Total loans before allowance for loan losses	$144,977	$90,621	$46,712	$12,334	$2,287	$296,931

Individually evaluated for impairment	$—	$2,288	$—	$609	$—	$2,897
Collectively evaluated for impairment	$144,977	$88,333	$46,712	$11,725	$2,287	$294,034

September 30, 2011:
Total loans before allowance for loan losses	$141,869	$88,096	$45,594	$11,683	$2,392	$289,634

Individually evaluated for impairment	$—	$3,101	$—	$39	$—	$3,140
Collectively evaluated for impairment	$141,869	$84,995	$45,594	$11,644	$2,392	$286,494

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

Management evaluates individual loans in the commercial and commercial real estate loan segments for possible impairment if the loan is in nonaccrual status or is risk rated Substandard, Doubtful or Loss and is greater than 90 days past due. Loans are considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in evaluating impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. The Company does not separately evaluate individual consumer and residential real estate loans for impairment, unless such loans are part of larger relationship that is impaired, or are classified as a troubled debt restructuring agreement. Once the determination has been made that a loan is impaired, the determination of whether a specific allocation of the allowance is necessary is measured by comparing the recorded investment in the loan to the fair value of the loan using one of three methods: (a) the present value of expected future cash flows discounted at the loan’s effective interest rate; (b) the loan’s observable market price; or (c) the fair value of the collateral less selling costs. The method is selected on a loan by loan basis, with management primarily utilizing the fair value of collateral method. The evaluation of the need and amount of a specific allocation of the allowance and whether a loan can be removed from impairment status is made on a quarterly basis. The Company’s policy for recognizing interest income on impaired loans does not differ from its overall policy for interest recognition. There were no loans considered to be a troubled debt restructuring at March 31, 2012 and September 30, 2011.

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

March 31, 2012

(6)	Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary at March 31, 2012 and September 30, 2011 (dollars in thousands):

	Impaired Loans With Allowance		Impaired Loans Without Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance

March 31, 2012:
Commercial real estate	$2,288	$686	$—	$2,288	$2,288

Commercial	609	183	—	609	609

Total impaired loans	$2,897	$869	$—	$2,897	$2,897

September 30, 2011:
Commercial real estate	$3,101	$930	$—	$3,101	$3,101

Commercial	39	12	—	39	39

Total impaired loans	$3,140	$942	$—	$3,140	$3,140

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated (dollars in thousands):

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
Average investment in impaired loans:
Commercial real estate	$2,239	$1,384	$2,527	$1,384

Commercial	613	985	421	990

Total impaired loans	$2,852	$2,369	$2,948	$2,374

Interest income recognized on impaired loans:
Accrual basis	$—	$—	$—	$—

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

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

March 31, 2012

(6)	Loans Receivable and Related Allowance for Loan Losses (Continued)

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass and the criticized categories of special mention, substandard and doubtful within the internal risk rating system as of March 31, 2012 and September 30, 2011 (dollars in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2012:
First mortgage loans:
One-to-four-family residential and construction	$143,517	$—	$1,460	$—	$144,977
Commercial real estate	84,261	2,765	3,595	—	90,621
Home equity loans and lines of credit	46,673	—	39	—	46,712
Commercial loans	11,725	—	609	—	12,334
Other loans	2,280	—	7	—	2,287

Total	$288,456	$2,765	$5,710	$—	$296,931

September 30, 2011:
First mortgage loans:
One-to-four-family residential and construction	$140,432	$—	$1,437	$—	$141,869
Commercial real estate	80,860	2,808	4,428	—	88,096
Home equity loans and lines of credit	45,547	—	47	—	45,594
Commercial loans	10,645	—	1,038	—	11,683
Other loans	2,389	—	—	3	2,392

Total	$279,873	$2,808	$6,950	$3	$289,634

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

March 31, 2012

(6)	Loans Receivable and Related Allowance for Loan Losses (Continued)

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of March 31, 2012 and September 30, 2011 (dollars in thousands):

	Current	30-59 Days Past Due	60-89 Days Past Due	Non-Accrual (90 Days+)	Total Loans
March 31, 2012:
First mortgage loans:
One-to-four-family residential and construction	$141,829	$1,688	$—	$1,460	$144,977
Commercial real estate	87,075	1,258	—	2,288	90,621
Home equity loans and lines of credit	46,480	170	23	39	46,712
Commercial loans	11,650	75	—	609	12,334
Other loans	2,270	10	7	—	2,287

Total	$289,304	$3,201	$30	$4,396	$296,931

September 30, 2011:
First mortgage loans:
One-to-four-family residential and construction	$137,935	$1,977	$521	$1,436	$141,869
Commercial real estate	83,641	1,006	348	3,101	88,096
Home equity loans and lines of credit	45,457	68	22	47	45,594
Commercial loans	11,563	—	81	39	11,683
Other loans	2,386	3	—	3	2,392

Total	$280,982	$3,054	$972	$4,626	$289,634

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

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

March 31, 2012

(6)	Loans Receivable and Related Allowance for Loan Losses (Continued)

The following tables summarize the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment. Activity in the allowance is presented for the six months ended March 31, 2012 and 2011 (dollars in thousands):

	Real Estate Loans
	One-to-four- family Residential and Construction	Commercial Real Estate	Home Equity Loans and Lines of Credit	Commercial	Other Loans	Total
Balance at September 30, 2011	$682	$3,024	$173	$452	$190	$4,521
Charge-offs	(195)	(185)	(32)	(500)	(5)	(917)
Recoveries	1	59	—	2	2	64
Provision	200	—	—	400	—	600

Balance at March 31, 2012	$688	$2,898	$141	$354	$187	$4,268

Balance at September 30, 2010	$609	$2,460	$220	$483	$217	$3,989
Charge-offs	(25)	(192)	—	(46)	(18)	(281)
Recoveries	12	31	—	3	9	55
Provision	312	423	7	14	19	775

Balance at March 31, 2011	$908	$2,722	$227	$454	$227	$4,538

	Real Estate Loans
	One-to-four- family Residential and Construction	Commercial Real Estate	Home Equity Loans and Lines of Credit	Commercial	Other Loans	Total
Evaluated for Impairment:
Individually	$—	$686	$—	$183	$—	$869
Collectively	688	2,212	141	171	187	3,399

Balance at March 31, 2012	$688	$2,898	$141	$354	$187	$4,268

Evaluated for Impairment:
Individually	$—	$930	$—	$12	$—	$942
Collectively	682	2,094	173	440	190	3,579

Balance at September 30, 2011	$682	$3,024	$173	$452	$190	$4,521

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

March 31, 2012

(7)	Contribution to Standard Charitable Foundation

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

(8)	Employee Stock Ownership Plan

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

Compensation is recognized under the shares released method and compensation expense is equal to the fair value of the shares committed to be released and unallocated ESOP shares are excluded from outstanding shares for purposes of computing earnings per share. Compensation expense related to the ESOP of $110,000 and $107,000 was recognized during the six months ended March 31, 2012 and 2011, respectively.

As of March 31, 2012, the ESOP held a total of 278,254 shares of the Company’s stock, and there were 260,186 unallocated shares. The fair market value of the unallocated ESOP shares was $4.1 million at March 31, 2012.

(9)	Fair Value of Assets and Liabilities

Fair Value Hierarchy

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for an asset or liability in an orderly transaction between market participants at the measurement date. GAAP established a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into the following three levels:

Level 1:	Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets. A quoted price in an active market provides the most reliable evidence of fair value and shall be used to measure fair value whenever available. A contractually binding sales price also provides reliable evidence of fair value.

Level 2:	Inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets; inputs to the valuation methodology include quoted prices for identical or similar assets or liabilities in markets that are not active; or inputs to the valuation methodology that utilize model-based techniques for which all significant assumptions are observable in the market.

Level 3:	Inputs to the valuation methodology are unobservable and significant to the fair value measurement; inputs to the valuation methodology that utilize model-based techniques for which significant assumptions are not observable in the market; or inputs to the valuation methodology that requires significant management judgment or estimation, some of which may be internally developed.

Management maximizes the use of observable inputs and minimizes the use of unobservable inputs when determining fair value measurements. Management reviews and updates the fair value hierarchy classifications of the Company’s assets and liabilities on a quarterly basis.

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

March 31, 2012

(9)	Fair Value of Assets and Liabilities (Continued)

Assets Measured at Fair Value on a Recurring Basis

Investment and Mortgage-Backed Securities Available for Sale

Fair values of investment and mortgage-backed securities available for sale were primarily measured using information from a third-party pricing service. This service provides pricing information by utilizing evaluated pricing models supported with market data information. Standard inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data from market research publications. Level 1 securities are comprised of equity securities. As quoted prices were available, unadjusted, for identical securities in active markets, these securities were classified as Level 1 measurements. Level 2 securities were primarily comprised of debt securities issued by government agencies, states and municipalities, corporations, as well as mortgage-backed securities issued by government agencies. Fair values were estimated primarily by obtaining quoted prices for similar assets in active markets or through the use of pricing models. In cases where there may be limited or less transparent information provided by the Company’s third-party pricing service, fair value may be estimated by the use of secondary pricing services or through the use of non-binding third-party broker quotes.

On a quarterly basis, management reviews the pricing information received from the Company’s third-party pricing service. This review process includes a comparison to non-binding third-party broker quotes, as well as a review of market-related conditions impacting the information provided by the Company’s third-party pricing service. Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume or frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs. As of March 31, 2012 and September 30, 2011, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets. On a quarterly basis, management also reviews a sample of securities priced by the Company’s third-party pricing service to review significant assumptions and valuation methodologies used. Based on this review, management determines whether the current placement of the security in the fair value hierarchy is appropriate or whether transfers may be warranted.

The following table presents the assets measured at fair value on a recurring basis as of March 31, 2012 and September 30, 2011 by level within the fair value hierarchy (dollars in thousands):

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2012:
Investment securities available for sale:
U.S. government and agency obligations	$—	$24,072	$—	$24,072
Corporate bonds	—	6,928	—	6,928
Municipal obligations	—	30,865	—	30,865
Equity securities	1,345	—	—	1,345

Total investment securities available for sale	1,345	61,865	—	63,210
Mortgage-backed securities available for sale	—	44,501	—	44,501

Total recurring fair value measurements	$1,345	$106,366	$—	$107,711

September 30, 2011:
Investment securities available for sale:
U.S. government and agency obligations	$—	$24,654	$—	$24,654
Corporate bonds	—	7,066	—	7,066
Municipal obligations	—	29,980	—	29,980
Equity securities	1,246	—	—	1,246

Total investment securities available for sale	1,246	61,700	—	62,946
Mortgage-backed securities	—	42,808	—	42,808

Total recurring fair value measurements	$1,246	$104,508	$—	$105,754

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

March 31, 2012

(9)	Fair Value of Assets and Liabilities (Continued)

Assets Measured at Fair Value on a Nonrecurring Basis

The following table presents the assets measured at fair value on a nonrecurring basis as of March 31, 2012 and September 30, 2011 by level within the fair value hierarchy (dollars in thousands):

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2012:
Foreclosed real estate	$—	$—	$790	$790
Impaired loans			2,028	2,028

Total nonrecurring fair value measurements	$—	$—	$2,818	$2,818

September 30, 2011:
Foreclosed real estate	$—	$—	$743	$743
Impaired loans	—		2,198	2,198

Total nonrecurring fair value measurements	$—	$—	$2,941	$2,941

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Company uses level 3 inputs to determine fair value (dollars in thousands):

	Quantitative Information about Level 3 Fair Value Measurements
March 31, 2012:	Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)

Foreclosed real estate	$790	Appraisal of	Appraisal adjustments (2)	0% to - 40% (-25%)
		collateral (1)	Liquidation expenses (2)	0% to -10% (-5%)

Impaired loans	$2,028	Appraisal of collateral (1), (3)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

March 31, 2012

(9)	Fair Value of Assets and Liabilities (Continued)

Disclosures about Fair Value of Financial Instruments

The assumptions used below are expected to approximate those that market participants would use in valuing the following financial instruments.

Loans Receivable and Loans Held for Sale

The fair value of the Company’s loans was estimated by discounting the expected future cash flows using the current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Loans were first segregated by type such as commercial, real estate, and home equity, and were then further segmented into fixed and variable rate and loan quality categories. Expected future cash flows were projected based on contractual cash flows, adjusted for estimated prepayments. The fair value of loans held for sale was estimated based on the price committed to sell the loan in the secondary market.

Certificate Deposit Accounts

The fair values of the Company’s certificate deposit accounts were estimated using discounted cash flow analyses. The discount rates used were based on rates currently offered for deposits with similar remaining maturities. The fair values of the Company’s certificate deposit accounts do not take into consideration the value of the Company’s long-term relationships with depositors, which may have significant value.

Federal Home Loan Bank advances

The fair value of Federal Home Loan Bank advances was calculated using a discounted cash flow approach that applies a comparable FHLB advance rate to the weighted average maturity of the borrowings.

Other Financial Instruments

The carrying amounts reported in the consolidated statements of financial condition approximate fair value for the following financial instruments (level 1): cash on hand and due from banks, interest-earning deposits in other institutions, Federal Home Loan Bank stock, accrued interest receivable, bank-owned life insurance, demand, regular and club accounts, securities sold under agreements to repurchase and accrued interest payable. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as interest and noninterest-bearing demand and regular and club accounts, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity. For financial liabilities such as the Company’s securities sold under agreements to repurchase which are with commercial deposit customers, the carrying amount is a reasonable estimate of fair value due to the short time nature of the agreement.

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

March 31, 2012

(9)	Fair Value of Assets and Liabilities (Continued)

The following table presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2012 and September 30, 2011 (dollars in thousands):

		Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2012:
Financial Instruments - Assets:
Cash on hand and due from banks	$1,688	$1,688	$—	$—
Interest-earning deposits in other institutions	16,554	16,554	—	—
Investment securities	63,210	1,345	61,865	—
Mortgage-backed securities	44,501	—	44,501	—
Loans receivable	292,663	—	—	303,673
Loans held for sale	411	—	416	—
Accrued interest receivable	1,290	1,290
Federal Home Loan Bank stock	2,610	2,610	—	—
Bank-owned life insurance	9,959	9,959	—	—
Financial Instruments - Liabilities:
Demand, regular and club accounts	190,397	190,397	—	—
Certificate deposit accounts	140,504	—	—	146,835
Federal Home Loan Bank advances	31,636	—	—	32,289
Securities sold under agreements to repurchase	3,254	3,254	—	—
Accrued interest payable	265	265	—	—

September 30, 2011:

Financial Instruments - Assets:
Cash on hand and due from banks	$1,869	$1,869	$—	$—
Interest-earning deposits in other institutions	10,789	10,789	—	—
Investment securities	62,946	1,246	61,700	—
Mortgage-backed securities	42,808	—	42,808	—
Loans receivable	285,113	—	—	297,800
Loans held for sale	100	—	102	—
Accrued interest receivable	1,337	1,337
Federal Home Loan Bank stock	2,839	2,839	—	—
Bank-owned life insurance	9,778	9,778	—	—
Financial Instruments - Liabilities:
Demand, regular and club accounts	186,235	186,235	—	—
Certificate deposit accounts	134,087	—	—	140,482
Federal Home Loan Bank advances	28,520	—	—	29,500
Securities sold under agreements to repurchase	2,897	2,897	—	—
Accrued interest payable	268	268	—	—

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides further detail to the financial condition and results of operations of the Company. The section should be read in conjunction with the notes and financial statements presented elsewhere in this report.

The Company’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of March 31, 2012 have remained unchanged from the disclosures presented in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

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

Comparison of Financial Condition at March 31, 2012 and September 30, 2011

General. The Company’s total assets increased $14.7 million, or 3.4%, to $449.3 million at March 31, 2012 from $434.6 million at September 30, 2011. The increase was due primarily to increases in net loans and cash and cash equivalents. Total liabilities increased $14.5 million, or 4.1%, to $370.4 million at March 31, 2012 from $355.9 million at September 30, 2011. The increase was due primarily to increases in total deposits and Federal Home Loan Bank advances.

Cash and Cash Equivalents. Cash and cash equivalents increased $5.6 million, or 44.1%, to $18.2 million at March 31, 2012 from $12.7 million at September 30, 2011. During the six months ended March 31, 2012, net deposit inflows were partly offset by a net increase in loans.

Loans. At March 31, 2012, net loans were $292.7 million, or 65.1% of total assets, an increase of $7.6 million from $285.1 million or 65.6% of total assets at September 30, 2011. This increase was primarily due to increases of $3.2 million in the commercial real estate and commercial loan portfolios and $3.1 million in the one- to four-family residential real estate portfolio. We have continued our focus on steadily increasing our commercial real estate loans to better diversify our loan portfolio.

Investment Securities. Investment securities available for sale increased $264,000 to $63.2 million at March 31, 2012 from $62.9 million at September 30, 2011. Purchases of $17.5 million during the six months ended March 31, 2012 consisted primarily of government agency bonds and tax-exempt municipal securities. The purchases were offset by sales of government agency bonds of $6.0 million and calls and maturities of government agency bonds and municipals securities totaling $11.7 million during the six months ended March 31, 2012.

Mortgage-Backed Securities. The Company’s mortgage-backed securities available for sale portfolio increased $1.7 million, or 4.0% to $44.5 million at March 31, 2012 from $42.8 million at September 30, 2011. Purchases during the six months ended March 31, 2012 consisted of $7.5 million of mortgage-backed securities offset by repayments on mortgage-backed securities of $5.5 million.

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

Our deposits increased $10.6 million, or 3.3%, to $330.9 million at March 31, 2012 from $320.3 million at September 30, 2011. The increase resulted from a $6.4 million, or 4.8%, increase in certificates of deposit and a $4.2 million, or 2.2%, increase in demand and savings accounts during the six months ended March 31, 2012. The increase in certificates of deposit resulted from an increase in longer term certificate products some of which provide the customer an option to increase the interest rate on the certificate in the future.

Borrowings. Our borrowings consist of advances from the Federal Home Loan Bank of Pittsburgh and funds borrowed under repurchase agreements. Total borrowings increased $3.5 million, or 11.1% to $34.9 million at March 31, 2012 from $31.4 million at September 30, 2011. The increase was due primarily to new Federal Home Loan Bank advances totaling $6.0 million partly offset by the repayment of $2.9 million of advances during the six months ended March 31, 2012.

Stockholders’ Equity. Stockholders’ equity increased $206,000 to $78.9 million at March 31, 2012 from $78.7 million at September 30, 2011. The increase was due primarily to net income of $1.6 million partly offset by the repurchase of common stock totaling $981,000 and cash dividends paid totaling $297,000 for the six months ended March 31, 2012.

Average Balance and Yields

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the tables as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	For the Three Months Ended March 31,
	2012			2011
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$297,932	$3,717	4.99%	$296,375	$3,955	5.34%
Investment and mortgage-backed securities	102,466	656	2.56%	95,941	686	2.86%
Interest earning deposits	11,219	1	0.04%	11,075	2	0.07%

Total interest-earning assets	411,617	4,374	4.25%	403,391	4,643	4.60%

Noninterest-earning assets	27,569			28,878

Total assets	$439,186			$432,269

Interest-bearing liabilities:
Savings accounts	$110,951	46	0.17%	$120,524	135	0.45%
Certificates of deposit	139,445	853	2.45%	124,134	785	2.53%
Money market accounts	5,750	3	0.21%	5,836	3	0.21%
Demand and NOW accounts	68,257	11	0.06%	60,946	13	0.09%

Total deposits	324,403	913	1.13%	311,440	936	1.20%
Federal Home Loan Bank advances	29,707	187	2.52%	37,944	292	3.08%
Securities sold under agreements to repurchase	3,261	2	0.25%	4,822	4	0.33%

Total interest-bearing liabilities	357,371	1,102	1.23%	354,206	1,232	1.39%

Noninterest-bearing liabilities	3,048			2,911

Total liabilities	360,419			357,117
Stockholders’ equity	78,767			75,152

Total liabilities and stockholders’ equity	$439,186			$432,269

Net interest income		$3,272			$3,411

Net interest rate spread (1)			3.02%			3.21%
Net interest-earning assets (2)	$54,246			$49,185

Net interest margin (3)			3.18%			3.38%
Average interest-earning assets to interest-bearing liabilities	115.18%			113.89%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Six Months Ended March 31,
	2012			2011
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$294,834	$7,504	5.09%	$294,260	$7,938	5.40%
Investment and mortgage-backed securities	102,754	1,298	2.53%	95,486	1,343	2.81%
Interest earning deposits	11,460	13	0.23%	16,560	13	0.16%

Total interest-earning assets	409,048	8,815	4.31%	406,306	9,294	4.58%

Noninterest-earning assets	28,953			28,693

Total assets	$438,001			$434,999

Interest-bearing liabilities:
Savings accounts	$112,502	109	0.19%	$121,976	312	0.51%
Certificates of deposit	138,124	1,704	2.47%	124,582	1,610	2.58%
Money market accounts	6,263	5	0.16%	6,332	8	0.25%
Demand and NOW accounts	67,084	24	0.07%	60,358	30	0.10%

Total deposits	323,973	1,842	1.14%	313,248	1,960	1.25%
Federal Home Loan Bank advances	28,960	381	2.63%	37,697	601	3.19%
Securities sold under agreements to repurchase	3,662	4	0.22%	4,899	10	0.41%

Total interest-bearing liabilities	356,595	2,227	1.25%	355,844	2,571	1.45%

Noninterest-bearing liabilities	2,825			4,114

Total liabilities	359,420			359,958
Stockholders’ equity	78,581			75,041

Total liabilities and stockholders’ equity	$438,001			$434,999

Net interest income		$6,588			$6,723

Net interest rate spread (1)			3.06%			3.13%
Net interest-earning assets (2)	$52,453			$50,462

Net interest margin (3)			3.22%			3.31%
Average interest-earning assets to interest-bearing liabilities	114.71%			114.18%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended March 31, 2012 and 2011

General. Net income for the quarter ended March 31, 2012 was $782,000 compared to $828,000 for the quarter ended March 31, 2011, a decrease of $46,000, or 5.6%. The decrease was due primarily to an increase in noninterest expenses of $151,000 and a decrease in net interest income of $139,000, partially offset by a $125,000 decrease in the provision for loan losses, lower income tax expense of $63,000 and higher noninterest income of $56,000.

Net Interest Income. Net interest income for the quarter ended March 31, 2012 was $3.3 million compared to $3.4 million for the quarter ended March 31, 2011. Our net interest rate spread and net interest margin were 3.02% and 3.18%, respectively for the three months ended March 31, 2012 compared to 3.21% and 3.38% for the same period in the prior year.

Interest and Dividend Income. Total interest and dividend income of $4.4 million for the three months ended March 31, 2012 decreased $269,000 compared to the same period in the prior year. The decrease was due to a decrease in the average yield on interest-earning assets, partially offset by an increase in the average balance of interest-earning assets. The average yield on interest-earning assets decreased to 4.25% for the three months ended March 31, 2012 from 4.60% for the same period in the prior year. Average interest-earning assets increased by $8.2 million, or 2.0% to $411.6 million for the three months ended March 31, 2012 from $403.4 million for the same period in 2011.

Interest income on loans decreased $238,000, or 6.0%, to $3.7 million for the three months ended March 31, 2012 due primarily to a decrease in the average yield on loans. The average yield on loans receivable decreased to 4.99% for the three months ended March 31, 2012 from 5.34% for the same period in the prior year. The decrease in average yield was primarily attributable to our variable rate loans adjusting downward as prime and short-term interest rates remained low as well as the origination of new loans in a generally lower interest rate environment and repayment/refinance of higher rate loans. Average loans receivable increased by $1.5 million, or 0.5%, to $297.9 million for the three months ended March 31, 2012 from $296.4 million for the same period in the prior year.

Interest income on investment and mortgage-backed securities decreased by $30,000, or 4.4%, to $656,000 for the three months ended March 31, 2012 from $686,000 for the same period in the prior year. This decrease was due primarily to a decrease in the average yield earned on investments and mortgage-backed securities to 2.56% for the three months ended March 31, 2012 from 2.86% for the same period in the prior year due to new investments added in a lower interest rate environment and variable rate investments that adjusted downward. This decrease was partially offset by an increase in the average balance of investment and mortgage-backed securities, which increased by $6.6 million, or 6.9%, to $102.5 million for the three months ended March 31, 2012 from $95.9 million for the same period in the prior year.

Interest Expense. Total interest expense decreased by $130,000, or 10.6%, to $1.1 million for the three months ended March 31, 2012 from $1.2 million for the same period in the prior year. This decrease in interest expense was due to a decrease in the average cost of interest-bearing liabilities to 1.23% for the three months ended March 31, 2012 from 1.39% for the prior year period. Partially offsetting this decrease in interest expense was as an increase in the average balance of interest-bearing liabilities of $3.2 million, or 0.9%, to $357.4 million for the three months ended March 31, 2012 from $354.2 million for the same period in the prior year.

Interest expense on deposits decreased by $23,000, or 2.5%, to $913,000 for the three months ended March 31, 2012 from $936,000 for the same period in the prior year. The average cost of deposits declined from 1.20% for the three months ended March 31, 2011 to 1.13% for the three months ended March 31, 2012. The continued low level of market interest rates enabled us to reduce the rates of interest paid on deposit products. Partially offsetting this decrease in interest expense on deposits was an increase in the average balance of certificates of deposit which increased $15.3 million, or 12.3%, to $139.4 million for the three months ended March 31, 2012 from $124.1 million for the same period in 2011.

Interest expense on Federal Home Loan Bank advances decreased $105,000, or 36%, to $187,000 for the three months ended March 31, 2012 from $292,000 for the same period in the prior year. The average balance of advances decreased $8.2 million or 21.7% to $29.7 million for the three months ended March 31, 2012 compared to the same period in the prior year. In addition, the average cost of advances decreased to 2.52% for the quarter ended March 31, 2012 from 3.08% for the quarter ended March 31, 2011 as higher rate advances matured and were repaid.

Provision for Loan Losses. The provision for loan losses decreased by $125,000, or 29.4%, to $300,000 for the three months ended March 31, 2012 from $425,000 for the same period in 2011. Non-performing loans at March 31, 2012 were $4.4 million or 1.48% of total loans, $4.6 million or 1.60% of total loans at September 30, 2011 and $2.9 million or 0.97% of total loans at March 31, 2011. The provision that was recorded is sufficient, in management’s judgment, to bring the allowance for loan losses to a level that reflects the losses inherent in our loan portfolio relative to loan mix, economic conditions and historical loss experience. Management believes, to the best of their knowledge, that all known losses as of the balance sheet dates have been recorded.

Noninterest Income. Noninterest income increased $56,000, or 10.5%, to $591,000 for the three months ended March 31, 2012 from $535,000 for the same period in the prior year due mainly to higher service charges on deposits and higher net loan sale gains.

Noninterest Expenses. Noninterest expenses increased by $151,000, or 6.4%, to $2.5 million for the three months ended March 31, 2012 compared to the same period in 2011. The increase was due primarily to higher compensation and employee benefits and other operating expenses due primarily to general cost increases and additional staffing in the lending area.

Income Tax Expense. The Company recorded a provision for income tax of $269,000 for the three months ended March 31, 2012 compared to $332,000 for the three months ended March 31, 2011 due to lower income before taxes. The effective tax rates were 25.6% and 28.6% for the three months ended March 31, 2012 and 2011, respectively.

Comparison of Operating Results for the Six Months Ended March 31, 2012 and 2011

General. Net income for the six months ended March 31, 2012 was $1.6 million compared to $846,000 for the six months ended March 31, 2011. Net income for the six months ended March 31, 2011 included a $1.4 million one-time contribution to Standard Charitable Foundation ($908,000 after tax impact). This contribution represented $1.2 million or 3.5% of the stock issued on October 6, 2010 and $200,000 in cash. Excluding the one-time charitable contribution, net income decreased $141,000 for the six months ended March 31, 2012 compared to the same period in the prior year due primarily to an increase in noninterest expenses of $254,000 and a decrease in net interest income of $135,000, partially offset by a lower provision for loan losses of $175,000.

Net Interest Income. Net interest income for the six months ended March 31, 2012 was $6.6 million compared to $6.7 million for the six months ended March 31, 2011. Our net interest rate spread and net interest margin were 3.06% and 3.22%, respectively for the six months ended March 31, 2012 compared to 3.13% and 3.31% for the same period in the prior year.

Interest and Dividend Income. Total interest and dividend income of $8.8 million for the six months ended March 31, 2012 decreased $479,000 compared to the same period in the prior year. The decrease was due to a decrease in the average yield on interest-earning assets, partially offset by an increase in the average balance of interest-earning assets. The average yield on interest-earning assets decreased to 4.31% for the six months ended March 31, 2012 from 4.58% for the same period in the prior year. Average interest-earning assets increased by $2.7 million, or 0.7% to $409.0 million for the six months ended March 31, 2012 from $406.3 million for the same period in 2011.

Interest income on loans decreased $434,000, or 5.5%, to $7.5 million for the six months ended March 31, 2012 due primarily to a decrease in the average yield on loans. The average yield on loans receivable decreased to 5.09% for the six months ended March 31, 2012 from 5.40% for the same period in the prior year. The decrease in average yield was primarily attributable to our variable rate loans adjusting downward as prime and short-term interest rates remained low as well as the origination of new loans in a generally lower interest rate environment and repayment/refinance of higher rate loans. Average loans receivable increased by $574,000, or 0.2%, to $294.8 million for the six months ended March 31, 2012 from $294.3 million for the same period in the prior year.

Interest income on investment and mortgage-backed securities decreased by $45,000, or 3.4%, to $1.3 million for the six months ended March 31, 2012 from the same period in the prior year. This decrease was due primarily to a decrease in the average yield earned on investments and mortgage-backed securities to 2.53% for the six months ended March 31, 2012 from 2.81% for the same period in the prior year due to new investments added in a lower interest rate environment and variable rate investments that adjusted downward. This decrease was partially offset by an increase in the average balance of investment and mortgage-backed securities, which increased by $7.3 million, or 7.6%, to $102.8 million for the six months ended March 31, 2012 from $95.5 million for the same period in the prior year.

Interest Expense. Total interest expense decreased by $344,000, or 13.4%, to $2.2 million for the six months ended March 31, 2012 from $2.6 million for the same period in the prior year. This decrease in interest expense was due to a decrease in the average cost of interest-bearing liabilities to 1.25% for the six months ended March 31, 2012 from 1.45% for the prior year period. Partially offsetting this decrease was an increase in average interest-bearing liabilities of $751,000, or 0.2%, to $356.6 million for the six months ended March 31, 2012 from $355.8 million for the same period in the prior year.

Interest expense on deposits decreased by $118,000, or 6.0%, to $1.8 million for the six months ended March 31, 2012 from $2.0 million for the same period in the prior year. The average cost of deposits declined from 1.25% for the six months ended March 31, 2011 to 1.14% for the six months ended March 31, 2012. The continued low level of market interest rates enabled us to reduce the rates of interest paid on deposit products. Partially offsetting this decrease in interest expense on deposits was an increase in the average balance of certificates of deposit which increased $13.5 million, or 10.9%, to $138.1 million for the six months ended March 31, 2012 from $124.6 million for the same period in 2011.

Interest expense on Federal Home Loan Bank advances decreased $220,000 or 36.6%, to $381,000 for the six months ended March 31, 2012 from $601,000 for the same period in the prior year. The average balance of advances decreased $8.7 million or 23.2% to $29.0 million for the six months ended March 31, 2012 compared to the same period in the prior year. In addition, the average cost of advances decreased to 2.63% for the six months ended March 31, 2012 from 3.19% for the six months ended March 31, 2011 as higher rate advances matured and were repaid.

Provision for Loan Losses. The provision for loan losses decreased by $175,000, or 22.6%, to $600,000 for the six months ended March 31, 2012 from $775,000 for the same period in 2011. The provision that was recorded is sufficient, in management’s judgment, to bring the allowance for loan losses to a level that reflects the losses inherent in our loan portfolio relative to loan mix, economic conditions and historical loss experience. Management believes, to the best of their knowledge, that all known losses as of the balance sheet dates have been recorded.

Noninterest Income. Noninterest income increased $33,000, or 2.9%, to $1.2 million for the six months ended March 31, 2012 compared to the same period in the prior year due mainly to higher net securities gains partially offset by lower net loan sale gains.

Noninterest Expenses. Noninterest expenses decreased by $1.1 million, or 18.5%, to $4.9 million for the six months ended March 31, 2012 compared to the same period in the prior year. The decrease was due to a $1.4 million one-time contribution to Standard Charitable Foundation during the six months ended March 31, 2011. Excluding the one-time charitable contribution, noninterest expenses increased $254,000 or 5.4% due primarily to increases in compensation and employee benefits and other operating expenses as a result of general cost increases and additional staffing in the lending area.

Income Tax Expense. The Company recorded a provision for income tax of $630,000 for the six months ended March 31, 2012 compared to $202,000 for the six months ended March 31, 2011. The tax effect of the charitable foundation contribution for the six months ended March 31, 2011 was a benefit of $468,000.

Non-Performing and Problem Assets

There were no loans in arrears 90 days or more and still accruing interest. Loans in arrears 90 days or more or in process of foreclosure (non-accrual loans) were as follows:

	Number of Loans	Amount	Percentage of Loans Receivable
	(Dollars in thousands)

March 31, 2012	27	$4,396	1.48%
September 30, 2011	26	4,626	1.60

At March 31, 2012 and September 30, 2011, the Company had impaired loans totaling $2.9 million and $3.1 million, respectively. The largest impaired loan at both dates was a $1.1 million loan representing a 6% interest in a participation loan which was secured by commercial real estate and a mall in West Virginia. Foreclosure on this loan was initiated by the participating banks but a declaration of bankruptcy by the borrower has caused a delay in this process. The second largest impaired loan at both dates was a $700,000 loan which was secured by commercial real estate and a restaurant in Maryland. The borrower on this loan has declared bankruptcy which also delayed foreclosure proceedings.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the Federal Home Loan Bank of Pittsburgh, repurchase agreements and maturities, principal repayments and the sale of available-for-sale securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee, under the direction of our Chief Financial Officer, is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2012.

At March 31, 2012, we had $14.7 million in loan commitments outstanding, $13.0 million of which were for commercial loans and $1.7 million of which were for one- to four-family residential loans. In addition to commitments to originate loans, we had $12.7 million in unused lines of credit to borrowers and $295,000 in undisbursed funds for construction loans in process. Certificates of deposit due within one year of March 31, 2012 totaled $34.0 million, or 10.8% of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan and securities sales, repurchase agreements and Federal Home Loan Bank advances.

Current regulatory requirements specify that the Bank and similar institutions must maintain leverage capital equal to 4% of adjusted total assets and risk-based capital equal to 8% of risk-weighted assets. The Federal Deposit Insurance Corporation (“FDIC”) may require higher core capital ratios if warranted, and institutions are to maintain capital levels consistent with their risk exposures. The FDIC reserves the right to apply this higher standard to any insured financial institution when considering an institution’s capital adequacy. At March 31, 2012, Standard Bank was in compliance with all regulatory capital requirements with leverage and risk-based capital ratios of 12.77% and 20.39%, respectively, and was considered “well capitalized” under regulatory guidelines.

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

At March 31, 2012, the Company is not involved in any pending legal proceedings other than non-material legal proceedings undertaken in the ordinary course of business.

ITEM 1A.	Risk Factors

Not applicable to smaller reporting companies.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of common stock of the Company during the indicated periods.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1-31, 2012	—	$—	—	292,000
February 1-29, 2012	10,000	15.39	10,000	282,000
March 1-31, 2012	—	—	—	282,000

Totals	10,000	$15.39	10,000	282,000

(1)	On October 20, 2011, the Company announced that the Board of Directors authorized the repurchase of up to 347,000 shares, or approximately 10%, of the Company’s outstanding common stock. The stock repurchase program may be carried out through open market purchases, block trades, negotiated private transactions and pursuant to a plan adopted in accordance with Rule 10b5-1 of the SEC’s rules. The stock will be repurchased on an ongoing basis and will be subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital and the Company’s financial performance.

ITEM 3.	Defaults Upon Senior Securities

Not Applicable

ITEM 4.	Mine Safety Disclosures

Not Applicable

ITEM 5.	Other Information

(a)	Not Applicable

(b)	Not Applicable

ITEM 6	Exhibits

3.1	Articles of Incorporation of Standard Financial Corp.*

3.2	Bylaws of Standard Financial Corp.*

4	Form of Common Stock Certificate of Standard Financial Corp.*

10.1	Form of Standard Bank, PaSB Employee Stock Ownership Plan*

10.2	Form of Standard Financial Corp. and Standard Bank, PaSB Three-Year Employment Agreement*

10.3	Form of Standard Financial Corp. and Standard Bank, PaSB Two-Year Employment Agreement*

10.4	Form of Standard Bank, PaSB Change in Control Agreement*

10.5	Form of Phantom Stock Agreement for Officers*

10.6	Form of Phantom Stock Agreement for Directors*

10.7	Chief Financial Officer Performance Based Compensation Plan*

10.8	Chief Commercial Lending Officer Performance Based Compensation Plan*

10.9	Non-Compete Agreement between Standard Bank, PaSB and David C. Mathews*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Calculation Linkbase Document **

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document **

101 LAB	XBRL Taxonomy Label Linkbase Document **

101.PRE	XBRL Taxonomy Presentation Linkbase Document **

*	Incorporated by reference to the Registration Statement on Form S-1 of Standard Financial Corp. (File No. 333-167579), originally filed with the Securities and Exchange Commission on June 17, 2010, as amended.
**	We have attached these documents formatted in XBRL (Extensible Business Reporting Language) as Exhibit 101 to this report. We advise users of this data that pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANDARD FINANCIAL CORP.

Signatures	Title	Date

/s/ Timothy K. Zimmerman	President, Chief Executive Officer and Director (Principal Executive Officer)	May 10, 2012
Timothy K. Zimmerman

/s/ Colleen M. Brown	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	May 10, 2012
Colleen M. Brown