Form 10-Q
period 2012-06-30
Standard Financial Corp.
filed 2012-08-09
CIK 1492915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,511,173 shares, par value $0.01, at August 1, 2012.

Standard Financial Corp.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

Standard Financial Corp.

Consolidated Statements of Financial Condition (Unaudited)

(Dollars in thousands)

	June 30,	September 30,
	2012	2011

ASSETS
Cash on hand and due from banks	$1,891	$1,869
Interest-earning deposits in other institutions	8,627	10,789
Cash and Cash Equivalents	10,518	12,658

Investment securities available for sale, at fair value	66,194	62,946
Mortgage-backed securities available for sale, at fair value	43,363	42,808
Federal Home Loan Bank stock, at cost	2,780	2,839
Loans receivable, net of allowance for loan losses of $4,338 and $4,521	292,329	285,113
Loans held for sale	419	100
Foreclosed real estate	560	743
Office properties and equipment, at cost, less accumulated depreciation	3,931	3,903
Bank-owned life insurance	10,046	9,778
Goodwill	8,769	8,769
Core deposit intangible	561	687
Prepaid federal deposit insurance	647	846
Accrued interest and other assets	2,586	3,429

TOTAL ASSETS	$442,703	$434,619

Liabilities
Deposits:
Demand, regular and club accounts	$186,543	$186,235
Certificate accounts	139,151	134,087

Total Deposits	325,694	320,322

Federal Home Loan Bank advances	31,618	28,520
Securities sold under agreements to repurchase	2,199	2,897
Advance deposits by borrowers for taxes and insurance	657	588
Securities purchased not settled	—	993
Accrued interest and other expenses	2,455	2,583

TOTAL LIABILITIES	362,623	355,903

Stockholders’ Equity
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value per share, 40,000,000 shares authorized, 3,410,573 and 3,478,173 shares outstanding, respectively	34	35
Additional paid-in-capital	32,435	33,403
Retained earnings	48,400	46,475
Unearned Employee Stock Ownership Plan (ESOP) shares	(2,682)	(2,797)
Accumulated other comprehensive income	1,893	1,600

TOTAL STOCKHOLDERS’ EQUITY	80,080	78,716

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$442,703	$434,619

See accompanying notes to the consolidated financial statements.

Standard Financial Corp.

Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Interest and Dividend Income
Loans, including fees	$3,617	$3,918	$11,121	$11,856
Mortgage-backed securities	282	350	832	939
Investments:
Taxable	183	219	549	680
Tax-exempt	215	155	607	455
Interest-earning deposits	1	1	4	7
Total Interest and Dividend Income	4,298	4,643	13,113	13,937

Interest Expense
Deposits	896	905	2,738	2,863
Securities sold under agreements to repurchase	1	4	5	13
Federal Home Loan Bank advances	194	283	575	888
Total Interest Expense	1,091	1,192	3,318	3,764

Net Interest Income	3,207	3,451	9,795	10,173
Provision for Loan Losses	300	425	900	1,200

Net Interest Income after Provision for Loan Losses	2,907	3,026	8,895	8,973

Noninterest Income
Service charges	388	401	1,195	1,208
Earnings on bank-owned life insurance	99	100	299	294
Net securities gains	—	—	55	2
Net loan sale gains	85	10	128	70
Annuity and mutual fund fees	38	79	102	149
Other income	5	6	21	26
Total Noninterest Income	615	596	1,800	1,749

Noninterest Expenses
Compensation and employee benefits	1,446	1,383	4,306	4,111
Data processing	103	96	326	285
Premises and occupancy costs	279	259	818	741
Core deposit amortization	42	42	126	126
Automatic teller machine expense	75	82	235	231
Federal deposit insurance	69	80	217	299
Contribution to Standard Charitable Foundation	—	—	—	1,376
Other operating expenses	437	446	1,353	1,271
Total Noninterest Expenses	2,451	2,388	7,381	8,440

Income before Income Tax Expense	1,071	1,234	3,314	2,282

Income Tax Expense
Federal	257	325	791	472
State	50	64	146	119
Total Income Tax Expense	307	389	937	591

Net Income	$764	$845	$2,377	$1,691
Earnings Per Share:
Basic earnings per common share	$0.24	$0.26	$0.75	$0.53
Cash dividends paid per common share	$0.045	$—	$0.135	$—
Weighted average shares outstanding	3,158,685	3,209,516	3,173,589	3,205,889

See accompanying notes to the consolidated financial statements.

Standard Financial Corp.

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011

Net Income	$764	$845	$2,377	$1,691

Other comprehensive income (loss):

Comprehensive gain (loss) on securities available for sale	805	1,331	499	(344)
Tax effect	(274)	(453)	(170)	117

Reclassification adjustment for gains realized in income	—	—	(55)	(2)
Tax effect	—	—	19	1

Total other comprehensive income (loss)	531	878	293	(228)

Total Comprehensive Income	$1,295	$1,723	$2,670	$1,463

See accompanying notes to the consolidated financial statements.

Standard Financial Corp.

Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

(Dollars in thousands)

					Accumulated
		Additional		Unearned	Other	Total
	Common	Paid-In	Retained	ESOP	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Shares	Income	Equity

Balance, September 30, 2011	$35	$33,403	$46,475	$(2,797)	$1,600	$78,716

Net income	—	—	2,377	—	—	2,377

Other comprehensive income	—	—	—	—	293	293

Stock repurchases (67,600 shares)	(1)	(1,022)	—	—	—	(1,023)

Cash dividends ($0.135 per share)	—	—	(452)	—	—	(452)

Compensation expense on ESOP	—	54	—	115	—	169

Balance, June 30, 2012	$34	$32,435	$48,400	$(2,682)	$1,893	$80,080

See accompanying notes to the consolidated financial statements.

Standard Financial Corp.

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Nine Months Ended June 30,
	2012	2011
Cash Flows from Operating Activities
Net income	$2,377	$1,691
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	316	294
Provision for loan losses	900	1,200
Amortization of core deposit intangible	126	126
Net amortization of premium/discount on securities	231	240
Net gain on securities	(55)	(2)
Origination of loans held for sale	(5,166)	(3,294)
Proceeds from sale of loans held for sale	4,975	3,701
Gain on sale of loans held for sale	(128)	(70)
Compensation expense on ESOP	169	162
Stock contribution to Charitable Foundation	—	1,176
Deferred income taxes	200	(623)
Decrease (increase) in accrued interest and other assets	372	(163)
Decrease in prepaid Federal deposit insurance	199	273
Earnings on bank-owned life insurance	(299)	(294)
Increase (decrease) in accrued interest payable	13	(40)
(Decrease) increase in other accrued expenses	(141)	451
Increase in accrued income taxes payable	120	13
Other, net	105	133
Net Cash Provided by Operating Activities	4,314	4,974
Cash Flows from Investing Activities
Net increase in loans	(8,987)	(5,137)
Purchases of investment securities	(24,770)	(30,911)
Purchases of mortgage-backed securities	(9,510)	(27,977)
Proceeds from maturities/principal repayments/calls of:
Investment securities	14,872	27,559
Mortgage-backed securities	8,769	6,000
Proceeds from sales of investment securities	6,110	504
Redemption of Federal Home Loan Bank stock	277	488
Purchases of Federal Home Loan Bank stock	(218)	(60)
Proceeds from sales of foreclosed real estate	981	383
Net purchases of office properties and equipment	(344)	(452)
Net Cash Used in Investing Activities	(12,820)	(29,603)
Cash Flows from Financing Activities
Net increase (decrease) in demand, regular and club accounts	308	(1,400)
Net increase in certificate accounts	5,064	711
Net (decrease) increase in securities sold under agreements to repurchase	(698)	990
Stock proceeds less conversion expenses	—	457
Purchase of ESOP shares	—	(1,168)
Repayments of Federal Home Loan Bank advances	(4,904)	(8,633)
Proceeds from Federal Home Loan Bank advances	8,002	7,752
Net increase in advance deposits by borrowers for taxes and insurance	69	213
Dividends paid	(452)	—
Stock repurchases	(1,023)	—
Net Cash Provided (Used) by Financing Activities	6,366	(1,078)
Net Decrease in Cash and Cash Equivalents	(2,140)	(25,707)
Cash and Cash Equivalents - Beginning	12,658	38,988
Cash and Cash Equivalents - Ending	$10,518	$13,281
Supplementary Cash Flows Information
Interest paid	$3,305	$3,804
Income taxes paid	$617	$1,204
Supplementary Schedule of Noncash Investing and Financing Activities
Foreclosed real estate acquired in settlement of loans	$871	$130
Issuance of common stock from stock subscription payable	$—	$28,759
Issuance of common stock from customer deposit accounts	$—	$1,201
Issuance of common stock for ESOP plan	$—	$1,782
Securities purchased not settled	$—	$1,160

See accompanying notes to the consolidated financial statements.

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)

June 30, 2012

(1)         Consolidation

The accompanying consolidated financial statements include the accounts of Standard Financial Corp. (the “Company”) and its direct and indirect wholly owned subsidiaries, Standard Bank, PaSB (the “Bank”), and Westmoreland Investment Company.  All significant intercompany accounts and transactions have been eliminated in consolidation.

(2)         Basis of Presentation

The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles in the United States. All adjustments (consisting of normal recurring adjustments), which, in the opinion of management are necessary for a fair presentation of the financial statements and to make the financial statements not misleading have been included. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes thereto included in the Company’s Annual Report for the fiscal year ended September 30, 2011. The results for the three and nine month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2012 or any future interim period. Certain amounts in the 2011 financial statements have been reclassified to conform to the 2012 presentation format. These reclassifications had no effect on stockholders’ equity or net income.

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

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)

June 30, 2012

(4)         Investment Securities

Investment securities available for sale at June 30, 2012 and at September 30, 2011 are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2012:
U.S. government and agency obligations due:
Beyond 1 year but within 5 years	$17,993	$121	$—	$18,114
Beyond 5 years but within 10 years	7,000	41	(1)	7,040
Corporate bonds due:
Within 1 year	251	6	—	257
Beyond 1 year but within 5 years	7,002	35	(261)	6,776
Municipal obligations due:
Within 1 year	680	1	—	681
Beyond 1 year but within 5 years	2,543	143	—	2,686
Beyond 5 years but within 10 years	21,935	1,255	(11)	23,179
Beyond 10 years	5,739	371	—	6,110
Equity securities:
CRA Investment Fund	750	25	—	775
Freddie Mac common stock	10	—	(1)	9
Other common stocks	485	96	(14)	567
	$64,388	$2,094	$(288)	$66,194

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2011:
U.S. government and agency obligations due:
Beyond 1 year but within 5 years	$21,493	$151	$—	$21,644
Beyond 5 years but within 10 years	3,000	10	—	3,010
Corporate bonds due:
Beyond 1 year but within 5 years	7,255	9	(198)	7,066
Municipal obligations due:
Within 1 year	4,172	15	—	4,187
Beyond 1 year but within 5 years	1,270	5	—	1,275
Beyond 5 years but within 10 years	14,255	716	—	14,971
Beyond 10 years	8,898	649	—	9,547
Equity securities:
CRA Investment Fund	750	21	—	771
Freddie Mac common stock	10	—	(2)	8
Other common stocks	458	36	(27)	467
	$61,561	$1,612	$(227)	$62,946

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)

June 30, 2012

(4) Investment Securities (Continued)

During the nine months ended June 30, 2012, gains on sales of investment securities were $55,000 and proceeds from such sales were $6.1 million.  During the nine months ended June 30, 2011, gains on sales of investment securities were $2,000 and proceeds from such sales were $ 504,000.  During the three months ended June 30, 2012 and 2011, there were no sales of investment securities.

The following table shows the fair value and gross unrealized losses on investment securities and the length of time that the securities have been in a continuous unrealized loss position at June 30, 2012 and at September 30, 2011 (dollars in thousands):

	June 30, 2012
	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. government and agency obligations	$1,999	$(1)	$—	$—	$1,999	$(1)
Corporate bonds	—	—	5,739	(261)	5,739	(261)
Municipal obligations	983	(11)	—	—	983	(11)
Equity securities	34	(2)	77	(13)	111	(15)
Total	$3,016	$(14)	$5,816	$(274)	$8,832	$(288)

	September 30, 2011
	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate bonds	$1,925	$(74)	$3,876	$(124)	$5,801	$(198)
Equity securities	93	(9)	60	(20)	153	(29)
Total	$2,018	$(83)	$3,936	$(144)	$5,954	$(227)

At June 30, 2012 and September 30, 2011, the Company held 14 and 16 securities, respectively, in an unrealized loss position.  The decline in the fair value of these securities resulted primarily from interest rate fluctuations.  The Company does not intend to sell these securities nor is it more likely than not that the Company would be required to sell these securities before their anticipated recovery, and the Company believes the collection of the investment and related interest is probable.  Based on the above, the Company considers all of the unrealized losses to be temporary impairment losses.

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)

June 30, 2012

(5)         Mortgage-Backed Securities

Mortgage-backed securities available for sale at June 30, 2012 and at September 30, 2011 are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2012:
Government pass-throughs:
Ginnie Mae	$16,390	$247	$—	$16,637
Fannie Mae	19,988	591	—	20,579
Freddie Mac	3,482	222	—	3,704
Private pass-throughs	125	—	(1)	124
Collateralized mortgage obligations	2,317	9	(7)	2,319

	$42,302	$1,069	$(8)	$43,363

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2011:
Government pass-throughs:
Ginnie Mae	$19,080	$164	$(52)	$19,192
Fannie Mae	17,358	602	—	17,960
Freddie Mac	4,755	316	—	5,071
Private pass-throughs	131	—	(1)	130
Collateralized mortgage obligations	446	9	—	455

	$41,770	$1,091	$(53)	$42,808

During the three and nine months ended June 30, 2012 and 2011, there were no sales of mortgage-backed securities.

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)

June 30, 2012

(5)  Mortgage-Backed Securities (Continued)

The following table shows the fair value and gross unrealized losses on mortgage-backed securities and the length of time that the securities have been in a continuous unrealized loss position at June 30, 2012 and at September 30, 2011 (dollars in thousands):

	June 30, 2012
	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Private pass-throughs	$—	$—	$124	$(1)	$124	$(1)
Collateralized mortgage obligations	1,964	(7)	—	—	1,964	(7)

Total	$1,964	$(7)	$124	$(1)	$2,088	$(8)

	September 30, 2011
	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Ginnie Mae	$9,961	$(52)	$—	$—	$9,961	$(52)
Private pass-throughs	—	—	130	(1)	130	(1)

Total	$9,961	$(52)	$130	$(1)	$10,091	$(53)

At June 30, 2012 and September 30, 2011, the Company held 2 and 3 mortgage-backed securities, respectively, in an unrealized loss position.  The decline in the fair value of these securities resulted primarily from interest rate fluctuations.  The Company does not intend to sell these securities nor is it more likely than not that the Company would be required to sell these securities before its anticipated recovery, and the Company believes the collection of the investment and related interest is probable.  Based on the above, the Company considers all of the unrealized losses to be temporary impairment losses.

Mortgage-backed securities with a carrying value of $19.6 million and $25.1 million were pledged to secure repurchase agreements and public fund accounts at June 30, 2012 and at September 30, 2011, respectively.

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)

June 30, 2012

(6)  Loans Receivable and Related Allowance for Loan Losses

The following table summarizes the primary segments of the loan portfolio as of June 30, 2012 and September 30, 2011 (dollars in thousands):

	Real Estate Loans
	One-to-four-family
	Residential	Commercial	Home Equity
	and	Real	Loans and Lines		Other
	Construction	Estate	of Credit	Commercial	Loans	Total
June 30, 2012:
Total loans before allowance for loan losses	$143,606	$91,884	$46,832	$12,072	$2,273	$296,667
Individually evaluated for impairment	$—	$2,385	$—	$477	$—	$2,862
Collectively evaluated for impairment	$143,606	$89,499	$46,832	$11,595	$2,273	$293,805

September 30, 2011:
Total loans before allowance for loan losses	$141,869	$88,096	$45,594	$11,683	$2,392	$289,634
Individually evaluated for impairment	$—	$3,101	$—	$39	$—	$3,140
Collectively evaluated for impairment	$141,869	$84,995	$45,594	$11,644	$2,392	$286,494

The segments of the Bank’s loan portfolio are disaggregated to a level that allows management to monitor risk and performance.  Real estate loans are disaggregated into three categories which include one-to-four family residential (including residential construction loans), commercial real estate (which are primarily first liens) and home equity loans and lines of credit (which are generally second liens).  The commercial loan segment consists of loans made for the purpose of financing the activities of commercial customers.  Other loans consist of automobile loans, consumer loans and loans secured by savings accounts.  The portfolio segments utilized in the calculation of the allowance for loan losses are disaggregated at the same level that management uses to monitor risk in the portfolio.  Therefore the portfolio segments and classes of loans are the same.

Management evaluates individual loans in the commercial and commercial real estate loan segments for possible impairment if the loan is in nonaccrual status or is risk rated Substandard, Doubtful or Loss and is greater than 90 days past due.  Loans are considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in evaluating impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  The Company does not separately evaluate individual consumer and residential real estate loans for impairment, unless such loans are part of a larger relationship that is impaired, or are classified as a troubled debt restructuring agreement.  Once the determination has been made that a loan is impaired, the determination of whether a specific allocation of the allowance is necessary is measured by comparing the recorded investment in the loan to the fair value of the loan using one of three methods: (a) the present value of expected future cash flows discounted at the loan’s effective interest rate; (b) the loan’s observable market price; or (c) the fair value of the collateral less selling costs. The method is selected on a loan by loan basis, with management primarily utilizing the fair value of collateral method.  The evaluation of the need and amount of a specific allocation of the allowance and whether a loan can be removed from impairment status is made on a quarterly basis.  The Company’s policy for recognizing interest income on impaired loans does not differ from its overall policy for interest recognition. There were no loans considered to be a troubled debt restructuring at June 30, 2012 and at September 30, 2011.

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)

June 30, 2012

(6)         Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary at June 30, 2012 and September 30, 2011 (dollars in thousands):

	Impaired Loans With Allowance		Impaired Loans Without Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
June 30, 2012:
Commercial real estate	$2,385	$716	$—	$2,385	$2,385

Commercial	477	143	—	477	477

Total impaired loans	$2,862	$859	$—	$2,862	$2,862

September 30, 2011:
Commercial real estate	$3,101	$930	$—	$3,101	$3,101

Commercial	39	12	—	39	39

Total impaired loans	$3,140	$942	$—	$3,140	$3,140

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated (dollars in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2012	2011	2012	2011
Average investment in impaired loans:
Commercial real estate	$2,312	$1,772	$2,491	$1,513
Commercial	545	489	435	823

Total impaired loans	$2,857	$2,261	$2,926	$2,336

Interest income recognized on impaired loans:
Accrual basis	$—	$—	$—	$—

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

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)

June 30, 2012

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass and the criticized categories of special mention, substandard and doubtful within the internal risk rating system as of June 30, 2012 and September 30, 2011 (dollars in thousands):

		Special
	Pass	Mention	Substandard	Doubtful	Total
June 30, 2012:
First mortgage loans:
One-to-four-family residential and construction	$142,538	$—	$1,068	$—	$143,606
Commercial real estate	85,726	2,734	3,424	—	91,884
Home equity loans and lines of credit	46,642	—	53	137	46,832
Commercial loans	11,595	—	477	—	12,072
Other loans	2,264	—	2	7	2,273
Total	$288,765	$2,734	$5,024	$144	$296,667

September 30, 2011:
First mortgage loans:
One-to-four-family residential and construction	$140,433	$—	$1,436	$—	$141,869
Commercial real estate	80,860	2,808	4,428	—	88,096
Home equity loans and lines of credit	45,547	—	47	—	45,594
Commercial loans	10,644	—	1,039	—	11,683
Other loans	2,389	—	—	3	2,392

Total	$279,873	$2,808	$6,950	$3	$289,634

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)

June 30, 2012

(6)         Loans Receivable and Related Allowance for Loan Losses (Continued)

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.  At June 30, 2012 and September 30, 2011, there were no loans 90 days past due and still accruing.  The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of June 30, 2012 and September 30, 2011 (dollars in thousands):

		30-59 Days	60-89 Days	Non-Accrual	Total
	Current	Past Due	Past Due	(90 Days+)	Loans
June 30, 2012:
First mortgage loans:
One-to-four-family residential and construction	$140,371	$1,357	$810	$1,068	$143,606
Commercial real estate	89,006	397	96	2,385	91,884
Home equity loans and lines of credit	46,559	69	14	190	46,832
Commercial loans	11,515	80	—	477	12,072
Other loans	2,261	3	2	7	2,273

Total	$289,712	$1,906	$922	$4,127	$296,667

September 30, 2011:
First mortgage loans:
One-to-four-family residential and construction	$137,935	$1,977	$521	$1,436	$141,869
Commercial real estate	83,641	1,006	348	3,101	88,096
Home equity loans and lines of credit	45,457	68	22	47	45,594
Commercial loans	11,563	—	81	39	11,683
Other loans	2,386	3	—	3	2,392

Total	$280,982	$3,054	$972	$4,626	$289,634

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

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)

June 30, 2012

Loans Receivable and Related Allowance for Loan Losses (Continued)

The following tables summarize the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment.  Activity in the allowance is presented for the nine months ended June 30, 2012 and 2011 (dollars in thousands):

	Real Estate Loans
	One-to-four-		Home
	family	Commercial	Equity Loans
	Residential and	Real	and Lines		Other
	Construction	Estate	of Credit	Commercial	Loans	Total
Balance at September 30, 2011	$682	$3,024	$173	$452	$190	$4,521
Charge-offs	(235)	(233)	(32)	(640)	(9)	(1,149)
Recoveries	—	59	—	4	3	66
Provision	200	—	50	650	—	900
Balance at June 30, 2012	$647	$2,850	$191	$466	$184	$4,338

Balance at September 30, 2010	$609	$2,460	$220	$483	$217	$3,989
Charge-offs	(109)	(476)	(26)	(85)	(36)	(732)
Recoveries	12	31	—	26	12	81
Provision	397	679	28	56	40	1,200
Balance at June 30, 2011	$909	$2,694	$222	$480	$233	$4,538

	Real Estate Loans
	One-to-four-		Home
	family	Commercial	Equity Loans
	Residential and	Real	and Lines		Other
	Construction	Estate	of Credit	Commercial	Loans	Total
Evaluated for Impairment:
Individually	$—	$716	$—	$143	$—	$859
Collectively	647	2,134	191	323	184	3,479
Balance at June 30, 2012	$647	$2,850	$191	$466	$184	$4,338

Evaluated for Impairment:
Individually	$—	$930	$—	$12	$—	$942
Collectively	682	2,094	173	440	190	3,579
Balance at September 30, 2011	$682	$3,024	$173	$452	$190	$4,521

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

June 30, 2012

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

Compensation is recognized under the shares released method and compensation expense is equal to the fair value of the shares committed to be released and unallocated ESOP shares are excluded from outstanding shares for purposes of computing earnings per share.  Compensation expense related to the ESOP of $169,000 and $162,000 was recognized during the nine months ended June 30, 2012 and 2011, respectively.

As of June 30, 2012, the ESOP held a total of 278,254 shares of the Company’s stock, and there were 260,186 unallocated shares.  The fair market value of the unallocated ESOP shares was $4.2 million at June 30, 2012.

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

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)

June 30, 2012

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

On a quarterly basis, management reviews the pricing information received from the Company’s third-party pricing service.  This review process includes a comparison to non-binding third-party broker quotes, as well as a review of market-related conditions impacting the information provided by the Company’s third-party pricing service.  Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume or frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets.  Securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs.  As of June 30, 2012 and September 30, 2011, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.  On a quarterly basis, management also reviews a sample of securities priced by the Company’s third-party pricing service to review significant assumptions and valuation methodologies used.  Based on this review, management determines whether the current placement of the security in the fair value hierarchy is appropriate or whether transfers may be warranted.

The following table presents the assets measured at fair value on a recurring basis as of June 30, 2012 and September 30, 2011 by level within the fair value hierarchy (dollars in thousands):

	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	or Liabilities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
June 30, 2012:
Investment securities available for sale:
U.S. government and agency obligations	$—	$25,154	$—	$25,154
Corporate bonds	—	7,033	—	7,033
Municipal obligations	—	32,656	—	32,656
Equity securities	1,351	—	—	1,351
Total investment securities available for sale	1,351	64,843	—	66,194
Mortgage-backed securities available for sale	—	43,363	—	43,363
Total recurring fair value measurements	$1,351	$108,206	$—	$109,557

September 30, 2011:
Investment securities available for sale:
U.S. government and agency obligations	$—	$24,654	$—	$24,654
Corporate bonds	—	7,066	—	7,066
Municipal obligations	—	29,980	—	29,980
Equity securities	1,246	—	—	1,246
Total investment securities available for sale	1,246	61,700	—	62,946
Mortgage-backed securities	—	42,808	—	42,808
Total recurring fair value measurements	$1,246	$104,508	$—	$105,754

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)

June 30, 2012

(9)  Fair Value of Assets and Liabilities (Continued)

Assets Measured at Fair Value on a Nonrecurring Basis

The following table presents the assets measured at fair value on a nonrecurring basis as of June 30, 2012 and September 30, 2011 by level within the fair value hierarchy (dollars in thousands):

	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	or Liabilities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
June 30, 2012:
Foreclosed real estate	$—	$—	$560	$560
Impaired loans	—	—	2,003	2,003
Total nonrecurring fair value measurements	$—	$—	$2,563	$2,563

September 30, 2011:
Foreclosed real estate	$—	$—	$743	$743
Impaired loans	—	—	2,198	2,198
Total nonrecurring fair value measurements	$—	$—	$2,941	$2,941

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Company uses level 3 inputs to determine fair value (dollars in thousands):

	Quantitative Information about Level 3 Fair Value Measurements
		Valuation	Unobservable	Range
June 30, 2012:	Estimate	Techniques	Input	(Weighted Average)
Foreclosed real estate	$560	Appraisal of	Appraisal adjustments (2)	0% to -40% (-25%)
		collateral (1)	Liquidation expenses (2)	0% to -10% (-5%)

Impaired loans	$2,003	Fair value of	Appraisal adjustments (2)	0% to -40% (-25%)
		collateral (1), (3)	Liquidation expenses (2)	0% to -10% (-5%)

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

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)

June 30, 2012

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

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)

June 30, 2012

(9)  Fair Value of Assets and Liabilities (Continued)

The following table presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2012 and September 30, 2011 (dollars in thousands):

		Fair Value Measurements
		Quoted Prices in	Significant
		Active Markets for	Other	Significant
		Identical Assets	Observable	Unobservable
	Carrying	or Liabilities	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
June 30, 2012:
Financial Instruments - Assets:
Cash on hand and due from banks	$1,891	$1,891	$—	$—
Interest-earning deposits in other institutions	8,627	8,627	—	—
Investment securities	66,194	1,351	64,843	—
Mortgage-backed securities	43,363	—	43,363	—
Loans receivable	292,329	—	—	304,076
Loans held for sale	419	434	—	—
Accrued interest receivable	1,350	1,350
Federal Home Loan Bank stock	2,780	2,780	—	—
Bank-owned life insurance	10,046	10,046	—	—
Financial Instruments - Liabilities:
Demand, regular and club accounts	186,543	186,543	—	—
Certificate deposit accounts	139,151	—	—	146,352
Federal Home Loan Bank advances	31,618	—	—	32,176
Securities sold under agreements to repurchase	2,199	2,199	—	—
Accrued interest payable	281	281	—	—

September 30, 2011:
Financial Instruments - Assets:
Cash on hand and due from banks	$1,869	$1,869	$—	$—
Interest-earning deposits in other institutions	10,789	10,789	—	—
Investment securities	62,946	1,246	61,700	—
Mortgage-backed securities	42,808	—	42,808	—
Loans receivable	285,113	—	—	297,800
Loans held for sale	100	102	—	—
Accrued interest receivable	1,337	1,337
Federal Home Loan Bank stock	2,839	2,839	—	—
Bank-owned life insurance	9,778	9,778	—	—
Financial Instruments - Liabilities:
Demand, regular and club accounts	186,235	186,235	—	—
Certificate deposit accounts	134,087	—	—	140,482
Federal Home Loan Bank advances	28,520	—	—	29,500
Securities sold under agreements to repurchase	2,897	2,897	—	—
Accrued interest payable	268	268	—	—

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides further detail to the financial condition and results of operations of the Company.  The section should be read in conjunction with the notes and financial statements presented elsewhere in this report.

The Company’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of June 30, 2012 have remained unchanged from the disclosures presented in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

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

Comparison of Financial Condition at June 30, 2012 and September 30, 2011

General.  The Company’s total assets increased $8.1 million, or 1.9%, to $442.7 million at June 30, 2012 from $434.6 million at September 30, 2011.  The increase was due primarily to increases in net loans and investment securities. Total liabilities increased $6.7 million, or 1.9%, to $362.6 million at June 30, 2012 from $355.9 million at September 30, 2011.  The increase was due primarily to increases in certificate of deposit accounts and Federal Home Loan Bank advances.

Cash and Cash Equivalents.  Cash and cash equivalents decreased $2.1 million, or 16.9%, to $10.5 million at June 30, 2012 from $12.7 million at September 30, 2011 due in part to fund increases in loans and investment securities.

Loans.  At June 30, 2012, net loans were $292.3 million, or 66.0% of total assets, an increase of $7.2 million from $285.1 million or 65.6% of total assets at September 30, 2011.  This increase was primarily due to increases of $4.2 million in the commercial real estate and commercial loan portfolios and $1.7 million in the one- to four-family residential real estate portfolio.  We have continued our focus on steadily increasing our commercial real estate loans to better diversify our loan portfolio.

Investment Securities.  Investment securities available for sale increased $3.2 million to $66.2 million at June 30, 2012 from $62.9 million at September 30, 2011.  Purchases of $24.8 million of investment securities during the nine months ended June 30, 2012 consisted primarily of government agency bonds and tax-exempt municipal securities.  The purchases were offset by calls and maturities of government agency bonds and municipal securities totaling $14.9 million and sales of government agency bonds of $6.1 million during the nine months ended June 30, 2012.

Mortgage-Backed Securities.  The Company’s mortgage-backed securities available for sale portfolio increased $555,000 to $43.4 million at June 30, 2012 from $42.8 million at September 30, 2011.  Purchases of mortgage-backed securities during the nine months ended June 30, 2012 totaled $9.5 million partly offset by repayments of mortgage-backed securities of $8.8 million.

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

Deposits increased $5.4 million, or 1.7%, to $325.7 million at June 30, 2012 from $320.3 million at September 30, 2011.  The increase resulted primarily from a $5.1 million, or 3.8%, increase in certificate of deposit accounts during the nine months ended June 30, 2012.  The increase in certificates of deposit resulted from an increase in longer term certificate products some of which provide the customer an option to increase the interest rate on the certificate in the future.

Borrowings.  Our borrowings consist of advances from the Federal Home Loan Bank of Pittsburgh and funds borrowed under repurchase agreements.  Total borrowings increased $2.4 million, or 7.6%, to $33.8 million at June 30, 2012 from $31.4 million at September 30, 2011.  The increase was due primarily to new Federal Home Loan Bank advances totaling $8.0 million partly offset by the repayment of $4.9 million of advances during the nine months ended June 30, 2012.

Stockholders’ Equity.  Stockholders’ equity increased $1.4 million to $80.1 million at June 30, 2012 from $78.7 million at September 30, 2011.  The increase was due primarily to net income of $2.4 million partly offset by the repurchase of common stock totaling $1.0 million and cash dividends paid totaling $452,000 for the nine months ended June 30, 2012.

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

	For the Three Months Ended June 30,
	2012			2011
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$298,455	$3,617	4.85%	$295,502	$3,918	5.30%
Investment and mortgage-backed securities	111,472	680	2.44%	101,789	724	2.85%
Interest earning deposits	8,301	1	0.05%	12,190	1	0.03%
Total interest-earning assets	418,228	4,298	4.11%	409,481	4,643	4.54%
Noninterest-earning assets	27,169			28,278
Total assets	$445,397			$437,759
Interest-bearing liabilities:
Savings accounts	$110,305	46	0.17%	$120,291	106	0.35%
Certificates of deposit	139,824	837	2.39%	125,470	782	2.49%
Money market accounts	6,260	1	0.06%	6,076	3	0.20%
Demand and NOW accounts	71,224	12	0.07%	62,154	14	0.09%
Total deposits	327,613	896	1.09%	313,991	905	1.15%
Federal Home Loan Bank advances	32,086	194	2.42%	38,236	283	2.96%
Securities sold under agreements to repurchase	2,765	1	0.14%	5,792	4	0.28%
Total interest-bearing liabilities	362,464	1,091	1.20%	358,019	1,192	1.33%
Noninterest-bearing liabilities	3,280			3,297
Total liabilities	365,744			361,316
Stockholders’ equity	79,653			76,443
Total liabilities and stockholders’ equity	$445,397			$437,759

Net interest income		$3,207			$3,451
Net interest rate spread (1)			2.91%			3.20%
Net interest-earning assets (2)	$55,764			$51,462
Net interest margin (3)			3.07%			3.37%
Average interest-earning assets to interest- bearing liabilities	115.38%			114.37%

(1)         Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest- bearing liabilities.

(2)         Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(3)         Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Nine Months Ended June 30,
	2012			2011
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$296,041	$11,121	5.01%	$294,674	$11,856	5.36%
Investment and mortgage-backed securities	105,660	1,988	2.51%	97,587	2,074	2.83%
Interest earning deposits	10,407	4	0.05%	15,103	7	0.06%
Total interest-earning assets	412,108	13,113	4.24%	407,364	13,937	4.56%
Noninterest-earning assets	28,359			28,555
Total assets	$440,467			$435,919
Interest-bearing liabilities:
Savings accounts	$111,770	155	0.18%	$121,415	418	0.46%
Certificates of deposit	138,691	2,541	2.44%	124,878	2,391	2.55%
Money market accounts	6,262	6	0.13%	6,247	11	0.23%
Demand and NOW accounts	68,464	36	0.07%	60,956	43	0.09%
Total deposits	325,187	2,738	1.12%	313,496	2,863	1.22%
Federal Home Loan Bank advances	30,002	575	2.56%	37,955	888	3.12%
Securities sold under agreements to repurchase	3,363	5	0.20%	5,197	13	0.33%
Total interest-bearing liabilities	358,552	3,318	1.23%	356,648	3,764	1.41%
Noninterest-bearing liabilities	2,977			3,763
Total liabilities	361,529			360,411
Stockholders’ equity	78,938			75,508
Total liabilities and stockholders’ equity	$440,467			$435,919

Net interest income		$9,795			$10,173
Net interest rate spread (1)			3.01%			3.15%
Net interest-earning assets (2)	$53,556			$50,716
Net interest margin (3)			3.17%			3.33%
Average interest-earning assets to interest- bearing liabilities	114.94%			114.22%

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

Comparison of Operating Results for the Three Months Ended June 30, 2012 and 2011

General.  Net income for the quarter ended June 30, 2012 was $764,000 compared to $845,000 for the quarter ended June 30, 2011, a decrease of $81,000, or 9.6%.  The decrease was due primarily to a decrease in net interest income of $244,000, or 7.1%, and an increase in noninterest expenses of $63,000, or 2.6%, partially offset by a $125,000, or 29.4%, decrease in the provision for loan losses and lower income tax expense of $82,000, or 21.1%.

Net Interest Income.  Net interest income for the quarter ended June 30, 2012 was $3.2 million compared to $3.5 million for the quarter ended June 30, 2011.  Our net interest rate spread and net interest margin were 2.91% and 3.07%, respectively for the three months ended June 30, 2012 compared to 3.20% and 3.37% for the same period in the prior year.  The decrease in the net interest rate spread and net interest rate margin was the result of the yield on interest-earning assets declining more than the cost of interest-bearing liabilities.

Interest and Dividend Income.  Total interest and dividend income of $4.3 million for the three months ended June 30, 2012 decreased by $345,000 compared to the same period in the prior year.  The decrease was due to a decrease in the average yield on interest-earning assets, partially offset by an increase in the average balance of interest-earning assets.  The average yield on interest-earning assets decreased to 4.11% for the three months ended June 30, 2012 from 4.54% for the same period in the prior year.  Average interest-earning assets increased by $8.7 million, or 2.1%, to $418.2 million for the three months ended June 30, 2012 from $409.5 million for the same period in 2011.

Interest income on loans decreased $301,000, or 7.7%, to $3.6 million for the three months ended June 30, 2012 due primarily to a decrease in the average yield on loans.  The average yield on loans receivable decreased to 4.85% for the three months ended June 30, 2012 from 5.30% for the same period in the prior year.  The decrease in average yield was primarily attributable to our variable rate loans adjusting downward as prime and short-term interest rates remained low as well as the origination of new loans in a generally lower interest rate environment and repayment/refinance of higher rate loans.  Average loans receivable increased by $3.0 million, or 1.0%, to $298.5 million for the three months ended June 30, 2012 from $295.5 million for the same period in the prior year.

Interest income on investment and mortgage-backed securities decreased by $44,000, or 6.1%, to $680,000 for the three months ended June 30, 2012 from $724,000 for the same period in the prior year.  This decrease was due primarily to a decrease in the average yield earned on investments and mortgage-backed securities to 2.44% for the three months ended June 30, 2012 from 2.85% for the same period in the prior year due to new investments added in a lower interest rate environment and variable rate investments that adjusted downward.  This decrease was partially offset by an increase in the average balance of investment and mortgage-backed securities, which increased by $9.7 million, or 9.5%, to $111.5 million for the three months ended June 30, 2012 from $101.8 million for the same period in the prior year.

Interest Expense.  Total interest expense decreased by $101,000, or 8.5%, to $1.1 million for the three months ended June 30, 2012 from $1.2 million for the same period in the prior year.  This decrease in interest expense was due to a decrease in the average cost of interest-bearing liabilities to 1.20% for the three months ended June 30, 2012 from 1.33% for the prior year period.  Partially offsetting this decrease in interest expense was as an increase in the average balance of interest-bearing liabilities of $4.4 million, or 1.2%, to $362.5 million for the three months ended June 30, 2012 from $358.0 million for the same period in the prior year.

Interest expense on deposits decreased by $9,000, or 1.0%, to $896,000 for the three months ended June 30, 2012 from $905,000 for the same period in the prior year.  The average cost of deposits declined from 1.15% for the three months ended June 30, 2011 to 1.09% for the three months ended June 30, 2012.  The continued low level of market interest rates enabled us to reduce the rates of interest paid on deposit products.  Partially offsetting this decrease in interest expense on deposits was an increase in the average balance of deposits which increased $13.6 million, or 4.3%, to $327.6 million for the three months ended June 30, 2012 from $314.0 million for the same period in 2011.

Interest expense on Federal Home Loan Bank advances decreased $89,000, or 31.4%, to $194,000 for the three months ended June 30, 2012 from $283,000 for the same period in the prior year.  The average balance of advances decreased $6.2 million, or 16.1%, to $32.1 million for the three months ended June 30, 2012 compared to the same period in the prior year.  In addition, the average cost of advances decreased to 2.42% for the quarter ended June 30, 2012 from 2.96% for the quarter ended June 30, 2011 as higher rate advances matured and were repaid.

Provision for Loan Losses.  The provision for loan losses decreased by $125,000 to $300,000 for the three months ended June 30, 2012 from $425,000 for the same period in 2011.  Non-performing loans at June 30, 2012 were $4.1 million or 1.39% of total loans, $4.6 million or 1.60% of total loans at September 30, 2011 and $3.2 million or 1.10% of total loans at June 30, 2011.  The provision that was recorded was sufficient, in management’s judgment, to bring the allowance for loan losses to a level that reflects the losses inherent in our loan portfolio relative to loan mix, economic conditions and historical loss experience.

Noninterest Income.  Noninterest income increased $19,000, or 3.2%, to $615,000 for the three months ended June 30, 2012 from $596,000 for the same period in the prior year due mainly to higher net loan sale gains due to a higher volume of loan sales partly offset by lower annuity and mutual fund fees and service charges due to lower activity or demand.

Noninterest Expenses.  Noninterest expenses increased by $63,000, or 2.6%, to $2.5 million for the three months ended June 30, 2012 compared to the same period in 2011.  The increase was due mainly to general cost increases in personnel related expenses.

Income Tax Expense.  The Company recorded a provision for income tax of $307,000 for the three months ended June 30, 2012 compared to $389,000 for the three months ended June 30, 2011 due to lower income before taxes. The effective tax rate declined slightly from 28.7% to 31.5% for the three months ended June 30, 2012 and 2011, respectively, due mainly to a higher level of tax exempt income.

Comparison of Operating Results for the Nine Months Ended June 30, 2012 and 2011

General.  Net income for the nine months ended June 30, 2012 was $2.4 million compared to $1.7 million for the nine months ended June 30, 2011.  Net income for the nine months ended June 30, 2011 included a $1.4 million one-time contribution to Standard Charitable Foundation ($908,000 after tax impact).  This contribution represented $1.2 million or 3.5% of the stock issued on October 6, 2010 and $200,000 in cash.  Excluding the one-time charitable contribution, net income decreased $222,000 for the nine months ended June 30, 2012 compared to the same period in the prior year due primarily to a decrease in net interest income of $378,000, or 3.7%, and an increase in noninterest expenses of $317,000, or 4.5%, partially offset by a lower provision for loan losses of $300,000, or 25%.

Net Interest Income.  Net interest income for the nine months ended June 30, 2012 was $9.8 million compared to $10.2 million for the nine months ended June 30, 2011.  Our net interest rate spread and net interest margin were 3.01% and 3.17%, respectively for the nine months ended June 30, 2012 compared to 3.15% and 3.33% for the same period in the prior year. The decrease in the net interest rate spread and net interest rate margin was the result of the yield on interest-earning assets declining more than the cost of interest-bearing liabilities.

Interest and Dividend Income.  Total interest and dividend income of $13.1 million for the nine months ended June 30, 2012 decreased by $824,000, or 5.9%, compared to the same period in the prior year.  The decrease was due to a decrease in the average yield on interest-earning assets, partially offset by an increase in the average balance of interest-earning assets.  The average yield on interest-earning assets decreased to 4.24% for the nine months ended June 30, 2012 from 4.56% for the same period in the prior year.  Average interest-earning assets increased by $4.7 million, or 1.2%, to $412.1 million for the nine months ended June 30, 2012 from $407.4 million for the same period in 2011.

Interest income on loans decreased $735,000, or 6.2%, to $11.1 million for the nine months ended June 30, 2012 due primarily to a decrease in the average yield on loans.  The average yield on loans receivable decreased to 5.01% for the nine months ended June 30, 2012 from 5.36% for the same period in the prior year.  The decrease in average yield was primarily attributable to our variable rate loans adjusting downward as prime and short-term interest rates remained low as well as the origination of new loans in a generally lower interest rate environment and repayment/refinance of higher rate loans.  Average loans receivable increased by $1.4 million, or 0.5%, to $296.0 million for the nine months ended June 30, 2012 compared to the same period in the prior year.

Interest income on investment and mortgage-backed securities decreased by $86,000, or 4.1%, to $2.0 million for the nine months ended June 30, 2012 from the same period in the prior year.  This decrease was due primarily to a decrease in the average yield earned on investments and mortgage-backed securities to 2.51% for the nine months ended June 30, 2012 from 2.83% for the same period in the prior year due to new investments added in a lower interest rate environment and variable rate investments that adjusted downward.  This decrease was partially offset by an increase in the average balance of investment and mortgage-backed securities, which increased by $8.1 million, or 8.3%, to $105.7 million for the nine months ended June 30, 2012 from $97.6 million for the same period in the prior year.

Interest Expense.  Total interest expense decreased by $446,000, or 11.8%, to $3.3 million for the nine months ended June 30, 2012 from $3.8 million for the same period in the prior year.  This decrease in interest expense was due to a decrease in the average cost of interest-bearing liabilities to 1.23% for the nine months ended June 30, 2012 from 1.41% for the prior year period.  Partially offsetting this decrease was an increase in average interest-bearing liabilities of $1.9 million, or 0.5%, to $358.6 million for the nine months ended June 30, 2012 compared to the same period in the prior year.

Interest expense on deposits decreased by $125,000, or 4.4%, to $2.7 million for the nine months ended June 30, 2012 compared to the same period in the prior year.  The average cost of deposits declined from 1.22% for the nine months ended June 30, 2011 to 1.12% for the nine months ended June 30, 2012.  The continued low level of market interest rates enabled us to reduce the rates of interest paid on deposit products.  Partially offsetting this decrease in interest expense on deposits was an increase in the average balance of deposits which increased $11.7 million, or 3.7%, to $325.2 million for the nine months ended June 30, 2012 from $313.5 million for the same period in 2011.

Interest expense on Federal Home Loan Bank advances decreased $313,000 or 35.2%, to $575,000 for the nine months ended June 30, 2012 from $888,000 for the same period in the prior year.  The average balance of advances decreased $8.0 million or 21.0% to $30.0 million for the nine months ended June 30, 2012 compared to the same period in the prior year.  In addition, the average cost of advances decreased to 2.56% for the nine months ended June 30, 2012 from 3.12% for the nine months ended June 30, 2011 as higher rate advances matured and were repaid.

Provision for Loan Losses.  The provision for loan losses decreased by $300,000, or 25.0%, to $900,000 for the nine months ended June 30, 2012 from $1.2 million for the same period in 2011.  The provision that was recorded was sufficient, in management’s judgment, to bring the allowance for loan losses to a level that reflects the losses inherent in our loan portfolio relative to loan mix, economic conditions and historical loss experience.

Noninterest Income.  Noninterest income increased $51,000, or 2.9%, to $1.8 million for the nine months ended June 30, 2012 compared to the same period in the prior year due mainly to higher net loan and securities sale gains due mainly to a higher volume of loan and security sales, partially offset by lower annuity and mutual fund fees due to lower activity or demand.

Noninterest Expenses.  Noninterest expenses decreased by $1.1 million to $7.4 million for the nine months ended June 30, 2012 compared to the same period in the prior year.  The decrease was due to a $1.4 million one-time contribution to Standard Charitable Foundation during the nine months ended June 30, 2011.  Excluding the one-time charitable contribution, noninterest expenses increased $317,000, or 4.5%, due primarily to increases in compensation and employee benefits and other operating expenses as a result of general cost increases and additional staffing in the lending area.

Income Tax Expense.  The Company recorded a provision for income tax of $937,000 for the nine months ended June 30, 2012 compared to $591,000 for the nine months ended June 30, 2011.  The tax effect of the charitable foundation contribution for the nine months ended June 30, 2011 was a benefit of $468,000.  The effective tax rate declined slightly from 29.0% for the nine months ended June 30, 2011, after adjusting for the charitable foundation contribution, to 28.3% for the nine months ended June 30, 2012 due mainly to a higher level of tax exempt income.

Non-Performing and Problem Assets

There were no loans in arrears 90 days or more and still accruing interest at June 30, 2012.  Loans in arrears 90 days or more or in process of foreclosure (non-accrual loans) were as follows:

			Percentage
	Number of		of Loans
	Loans	Amount	Receivable
	(Dollars in thousands)

June 30, 2012	24	$4,127	1.39%
September 30, 2011	26	4,626	1.60

At June 30, 2012 and September 30, 2011, the Company had impaired loans totaling $2.9 million and $3.1 million, respectively.  The largest impaired loan at both dates was a $1.0 million loan representing a 6% interest in a participation loan which was secured by commercial real estate and a mall in West Virginia.  Foreclosure on this loan was initiated by the participating banks but a declaration of bankruptcy by the borrower has caused a delay in this process.  The second largest impaired loan at both dates was a $700,000 loan which was secured by commercial real estate and a restaurant in Maryland.  The borrower on this loan has declared bankruptcy which also delayed foreclosure proceedings.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations.  Our primary sources of funds consist of deposit inflows, loan repayments, advances from the Federal Home Loan Bank of Pittsburgh, repurchase agreements and maturities, principal repayments and the sale of available-for-sale securities.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.  Our Asset/Liability Management Committee, under the direction of our Chief Financial Officer, is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies.  We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2012.

At June 30, 2012, we had $15.0 million in loan commitments outstanding of which $13.8 million were for commercial loans and $1.2 million for one- to four-family residential loans.  In addition to commitments to originate loans, we had $13.1 million in unused lines of credit to borrowers and $949,000 in undisbursed funds for construction loans in process.  Certificates of deposit due within one year of June 30, 2012 totaled $33.0 million, or 10.0% of total deposits.  If these deposits do not remain with us, we may be required to seek other sources of funds, including loan and securities sales, repurchase agreements and Federal Home Loan Bank advances.

Current regulatory requirements specify that the Bank and similar institutions must maintain leverage capital equal to 4% of adjusted total assets and risk-based capital equal to 8% of risk-weighted assets.  The Federal Deposit Insurance Corporation (“FDIC”)

may require higher core capital ratios if warranted, and institutions are to maintain capital levels consistent with their risk exposures.  The FDIC reserves the right to apply this higher standard to any insured financial institution when considering an institution’s capital adequacy.  At June 30, 2012, Standard Bank was in compliance with all regulatory capital requirements with leverage and risk-based capital ratios of 12.75% and 20.33%, respectively, and was considered “well capitalized” under regulatory guidelines.

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

PART II — OTHER INFORMATION

ITEM 1.  Legal Proceedings

At June 30, 2012, the Company is not involved in any pending legal proceedings other than non-material legal proceedings undertaken in the ordinary course of business.

ITEM 1A.  Risk Factors

Not applicable to smaller reporting companies.

 ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of common stock of the Company during the indicated periods.

			Total Number	Maximum number
			of Shares	of Shares
	Total Number	Average	Purchased as Part	That May Yet Be
	of Shares	Price Paid	of Publicly Announced	Purchased Under the
Period	Purchased	Per Share	Plans or Programs	Plans or Programs (1)
April 1-30, 2012	—	$—	—	282,000
May 1-31, 2012	—	—	—	282,000
June 1-30, 2012	2,600	16.20	2,600	279,400

Totals	2,600	$16.20	2,600

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

STANDARD FINANCIAL CORP.

Signatures	Title	Date

/s/ Timothy K. Zimmerman	President, Chief Executive Officerb and Director (Principal Executive Officer)	August 9, 2012
Timothy K. Zimmerman

/s/ Colleen M. Brown	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 9, 2012
Colleen M. Brown