Form 10-K
period 2012-09-30
Standard Financial Corp.
filed 2012-12-20
CIK 1492915

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2012
OR
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

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         As of December 11, 2012, there were issued and outstanding 3,424,873 shares of the Registrant's Common Stock.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sales price on March 31, 2012 was $54.2 million.

DOCUMENTS INCORPORATED BY REFERENCE:

Document	Part of Form 10-K
Proxy Statement for the 2013 Annual Meeting of Stockholders of the Registrant	Part III

Standard Financial Corp.
Annual Report on Form 10-K
For The Year Ended
September 30, 2012

PART I

ITEM 1.    Business

Forward-Looking Statements

        This annual report contains forward-looking statements, which can be identified by the use of words such as "estimate," "project," "believe," "intend," "anticipate," "plan," "seek," "expect," "will," "may" and words of similar meaning. These forward-looking statements include, but are not limited to:

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

Standard Financial Corp.

        Standard Financial Corp. (the "Company") is a Maryland corporation that owns all of the outstanding shares of common stock of Standard Bank upon completion of the mutual-to-stock conversion which occurred on October 6, 2010. On a consolidated basis, as of September 30, 2012, Standard Financial Corp. had total consolidated assets of $443.4 million, total loans of $291.1 million, total deposits of $330.3 million and stockholders' equity of $80.1 million.

        Upon completion of the stock conversion on October 6, 2010, a total of 3,478,173 shares of common stock were issued in the offering of which 3,360,554 shares were subscribed for by depositors of Standard Bank, other investors in the subscription and community offerings and the Employee Stock Ownership Plan at a purchase price of $10.00 per share. In addition, 117,619 shares were issued to Standard Charitable Foundation. The shares of common stock began trading on the Nasdaq Capital Market under the trading symbol "STND" on October 7, 2010.

        Our executive offices are located at 2640 Monroeville Boulevard, Monroeville, Pennsylvania 15146. Our telephone number at this address is (412) 856-0363.

Standard Bank

        Standard Bank (the "Bank") is a Pennsylvania chartered savings bank headquartered in Murrysville, Pennsylvania with executive offices in Monroeville, Pennsylvania. Standard Bank was organized in 1913, and reorganized into the mutual holding company structure in 1998. Following the completion of the stock conversion, Standard Bank became the wholly owned subsidiary of Standard Financial Corp. We provide financial services to individuals, families and businesses through ten banking offices located in the Pennsylvania counties of Allegheny, Westmoreland and Bedford and Allegany County, Maryland.

        Standard Bank's business consists primarily of accepting deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in one- to four-family residential mortgage loans, commercial real estate loans, home equity loans and lines of credit, commercial business loans and investment securities. To a much lesser extent, we also originate construction loans and consumer loans. Standard Bank offers a variety of deposit accounts, including savings accounts, certificates of deposit, money market accounts, commercial and regular checking accounts and individual retirement accounts.

        Standard Bank's executive offices are located at 2640 Monroeville Boulevard, Monroeville, Pennsylvania 15146. Our telephone number at this address is (412) 856-0363. Our website address is www.standardbankpa.com. Information on our website is not incorporated into this Annual Report and should not be considered part of this Annual Report.

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

        Our market area did not fully benefit from the national economic expansion during the period prior to the current economic downturn, and as a result, it has not been as severely affected during the current economic downturn. The national unemployment rate has remained close to 8% as of September 30, 2012 and real estate prices across the country have declined substantially in many markets. In comparison to many areas throughout the country, real estate values in our market have not declined to the extent that other areas of the country have experienced during the past decade. Median household income levels in Standard Bank's market area have been mixed. Allegheny County, Pennsylvania and Allegany County, Maryland have trailed the median household income growth rate of their respective states and the nation over the last several years, while Westmoreland and Fayette Counties have outpaced it. However, the median household income in each of the counties within our market area is substantially less than their respective states and nationally.

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

        Our deposit sources are primarily concentrated in the communities surrounding our banking offices, located in the Pennsylvania counties of Allegheny, Westmoreland and Bedford and Allegany County, Maryland. As of June 30, 2012 (the latest date for which information is publicly available), we ranked 26th in deposit market share out of 35 bank and thrift institutions with offices in Allegheny County, Pennsylvania with a market share of less than 1.0%, 9th in deposit market share out of 23 bank and thrift institutions in Westmoreland County, Pennsylvania with a market share of 3.1%, 7th in deposit market share out of 10 bank and thrift institutions in Bedford County, Pennsylvania, with a market share of 3.5% and 5th in deposit market share out of 5 bank and thrift institutions in Allegany County, Maryland with a market share of 6.6%.

Lending Activities

        Our primary lending activities are the origination of one- to four-family residential mortgage loans, commercial real estate loans, commercial business loans and home equity loans and lines of credit. To a lesser extent, we also originate construction loans and consumer loans.

        One- to Four-Family Residential Mortgage Loans.    At September 30, 2012, $141.0 million, or 47.5%, of our total loan portfolio, consisted of one- to four-family residential mortgage loans. We offer fixed-rate and adjustable-rate residential mortgage loans with maturities up to 30 years. One- to four-family residential mortgage loans are generally underwritten according to secondary market guidelines, and we refer to loans that conform to such guidelines as "conforming loans." We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Office of Federal Housing Enterprise Oversight, which is currently $417,000 for single-family homes. However, loans in excess of $417,000 (which are referred to as "jumbo loans") may be generally originated for retention in our loan portfolio, and not for sale in the secondary market. Our maximum loan amount for these loans is generally $750,000. We underwrite jumbo loans in the same manner as conforming loans.

        We will originate loans with loan-to-value ratios in excess of 80%, up to and including a loan-to-value ratio of 95%. We require private mortgage insurance for loans with loan-to-value ratios in excess of 80%. During the fiscal year ended September 30, 2012, we originated $2.5 million of one- to four-family residential mortgage loans with loan-to-value ratios in excess of 80%. We offer special programs for low- and moderate-income home purchasers. The property must be located within our lending area in a low-moderate census tract. Household income may not exceed 80% at median income of the Metropolitan Statistical Area in order to qualify for the special low- to moderate-income program.

        We generally sell fixed rate conforming loans with terms greater than 15 years and retain the servicing rights on loans sold to generate fee income. For the fiscal year ended September 30, 2012, we received loan servicing fees of $130,000. As of September 30, 2012, the principal balance of loans serviced for others totaled $19.4 million.

        Other than our loans for the construction of one- to four-family residential mortgage loans (described under "—Construction Loans") and home equity lines of credit (described under "—Home Equity Loans and Lines of Credit"), we do not offer "interest only" mortgage loans on one- to four-family residential properties (where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan). We also do not offer loans that provide for negative amortization of principal, such as "Option ARM" loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan. We do not offer "subprime loans" (loans that generally target borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios) or Alt-A loans (traditionally defined as loans having less than full documentation).

        Commercial Real Estate Loans.    At September 30, 2012, $92.0 million, or 31.0%, of our total loan portfolio, consisted of commercial real estate loans. Properties securing our commercial real estate loans primarily include business owner-occupied properties, small office buildings and office suites. We generally seek to originate commercial real estate loans with initial principal balances of up to $3.0 million. Substantially all of our commercial real estate loans are secured by properties located in our primary market area. At September 30, 2012, our largest commercial real estate loan relationship had a principal balance of $2.9 million and was secured by first mortgages on office and warehouse buildings. This loan was performing in accordance with its terms at September 30, 2012.

        In the underwriting of commercial real estate loans, we generally lend up to the lower of 80% of the property's appraised value or purchase price. We base our decision to lend primarily on the economic viability of the property and the creditworthiness of the borrower. In evaluating a proposed commercial real estate loan, we emphasize the ratio of the property's projected net cash flow to the loan's debt service requirement (generally requiring a preferred ratio of 1.25x), computed after deduction for a vacancy factor and property expenses we deem appropriate. Personal guarantees are usually obtained from commercial real estate borrowers. We generally require title insurance, fire and extended coverage casualty insurance, and, if appropriate, flood insurance, in order to protect our security interest in the underlying property. Almost all of our commercial real estate loans are generated internally by our loan officers.

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

        Home Equity Loans and Lines of Credit.    In addition to traditional one- to four-family residential mortgage loans, we offer home equity loans and home equity lines of credit that are secured by the borrower's primary residence or secondary residence. At September 30, 2012, our home equity loans and lines of credit totaled $48.0 million and represented 16.2% of our total loan portfolio. Our home equity loans are originated with fixed rates of interest and with terms of up to 20 years. Home equity lines of credit have a maximum term of 20 years. The borrower is permitted to draw against the line during the first ten years of the line of credit. During this draw period, repayments are made at 2% of the unpaid balance on a monthly basis. After this initial 10-year draw period, the borrower is required to make payments to principal based on a 10-year amortization. We also offer interest only lines of credit with a 5-year draw period and a 10-year repayment period in which interest is due monthly. Our home equity lines of credit are currently originated with adjustable rates of interest. Home equity loans and lines of credit are generally underwritten with the same criteria that we use to underwrite one- to four-family residential mortgage loans. For a borrower's primary residence, home equity loans and lines of credit may be underwritten with a loan-to-value ratio of 85% when combined with the principal balance of the existing mortgage loan. For interest-only lines of credit, the maximum loan-to-value ratio on the second mortgage is limited to 75% when combined with the principal balance of the existing mortgage loan. We require appraisals on home equity loans and lines of credit. At the time we close a home equity loan or line of credit, we record a mortgage to perfect our security interest in the underlying collateral. At September 30, 2012 our in-house maximum limit for a home equity loan or a line of credit was $250,000 without title insurance; any higher amounts require title insurance.

        Home equity loans and lines of credit entail greater credit risks compared to the one- to four-family residential mortgage loans we originate, as they typically involve higher loan-to-value ratios. Therefore, any decline in real estate values may have a more detrimental effect on home equity loans and lines of credit compared to one- to four-family residential mortgage loans.

        Commercial Business Loans.    We make various types of secured and unsecured commercial business loans to customers in our market area for the purpose of working capital and other general business purposes. The terms of these loans generally range from less than one year to a maximum of ten years. The loans are either negotiated on a fixed-rate basis or carry adjustable interest rates indexed to a market rate index. We seek to originate loans to small- and medium-size businesses with principal balances between $150,000 and $750,000. At September 30, 2012, we had commercial business loans totaling $12.3 million, or 4.1% of the total loan portfolio.

        Commercial credit decisions are based upon our credit assessment of the loan applicant. We evaluate the applicant's ability to repay in accordance with the proposed terms of the loan and we assess the risks involved. Personal guarantees of the principals are typically obtained. In addition to evaluating the loan applicant's financial statements, we consider the adequacy of the primary and secondary sources of repayment for the loan or debt service coverage. Credit agency reports of the applicant's personal credit history supplement our analysis of the applicant's creditworthiness. Collateral supporting a secured transaction also is analyzed to determine its marketability. Commercial business loans generally have higher interest rates than residential loans of like duration because they have a higher risk of default since their repayment generally depends on the successful operation of the borrower's business and the sufficiency of any collateral. At September 30, 2012, our largest commercial business loan had a principal balance of $1.5 million and was secured by the inventory and accounts receivable of the borrower's pharmacy businesses. This loan was performing in accordance with its terms at September 30, 2012.

        Construction Loans.    We make commercial construction loans for rental properties, commercial buildings and homes built by developers on speculative, undeveloped property. The terms of commercial construction loans are made in accordance with our commercial loan policy. Advances on construction loans are made in accordance with a schedule reflecting the cost of construction, but are generally limited to an 80% loan-to-completed-appraised-value ratio. Repayment of construction loans on non-residential properties is normally expected from the property's eventual rental income, income from the borrower's operating entity or the sale of the subject property. In the case of income-producing property, repayment is usually expected from permanent financing upon completion of construction. We typically provide the permanent mortgage financing on our construction loans on income-producing property. Construction loans are interest-only loans during the construction period, which typically do not exceed 12 months, and convert to permanent, amortizing financing following the completion of construction. At September 30, 2012, construction loans totaled $1.2 million, or 0.4%, of total loans receivable. At September 30, 2012, the additional unadvanced portion of these construction loans totaled $796,000.

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

        Loan Originations, Sales, Participations and Servicing.    All loans that we originate are underwritten pursuant to our policies and procedures, which incorporate standard underwriting and secondary market guidelines. We originate both adjustable-rate and fixed-rate loans. Our loan origination and sales activity may be adversely affected by a rising interest rate environment that typically results in decreased loan demand. Most of our one- to four-family residential mortgage loan originations are generated by our loan officers.

        In recent years, we have sold most of our longer term fixed rate loans to the Federal Home Loan Bank of Pittsburgh ("FHLB"), with loan servicing rights retained. During the fiscal years 2012 and 2011, we sold $7.5 million and $4.2 million, respectively, of fixed-rate loans as originated, primarily with terms of 15 years and longer, to assist us in managing interest rate risk. We sell our loans with the servicing rights retained on residential mortgage loans, and we intend to continue this practice in the future, subject to the pricing of retaining such servicing rights. At September 30, 2012, we were servicing loans owned by others with a principal balance of $19.4 million. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. We retain a portion of the interest paid by the borrower on the loans we service as consideration for our servicing activities.

        From time to time, we enter into participations in commercial loans with other banks. In these circumstances, we will generally follow our customary loan underwriting and approval policies. At September 30, 2012 we had $6.1 million in loan participations.

        Loan Approval Procedures and Authority.    Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by our Board of Directors. The loan approval process is intended to assess the borrower's ability to repay the loan and value of the property that will secure the loan. To assess the borrower's ability to repay, we review the borrower's employment and credit history and information on the historical and projected income and expenses of the borrower. We require "full documentation" on all of our loan applications. We require appraisals of all real property securing one- to four-family residential and commercial real estate loans and home equity loans and lines of credit. All appraisers are state-licensed or state-certified appraisers, and our practice is to have local appraisers approved by the Board of Directors annually.

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

        We designate a security as either held to maturity, available for sale, or trading, based upon our ability and intent. Securities available for sale and trading securities are reported at market value and securities held to maturity are reported at amortized cost. A periodic review and evaluation of the available for sale and held to maturity securities portfolios is conducted to determine if the fair value of any security has declined below its carrying value and whether such decline is other-than-temporary. At September 30, 2012, all of such securities were classified as available for sale. Our securities portfolio at September 30, 2012, consisted primarily of securities with the following fair value: $40.0 million of mortgage-backed securities issued by U.S. Government agencies and U.S. Government-sponsored enterprises; $33.1 million of municipal obligations; $21.2 million of U.S. government and agency obligations; $7.1 million of corporate bonds and $1.3 million of equity securities. At September 30, 2012, none of the collateral underlying our securities portfolio was considered subprime or Alt-A. See "Item 7—Management's Discussion of Financial Condition and Results of Operations—

Balance Sheet Analysis: September 30, 2012 and September 30, 2011—Investment Securities Portfolio" for a discussion of the recent performance of our securities portfolio.

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

        Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as "pass-through" certificates because the principal and interest of the underlying loans is "passed through" to investors, net of certain costs, including servicing and guarantee fees. Mortgage-backed securities typically are collateralized by pools of one- to four-family or multifamily (loans on properties with 5 or more units) mortgages, although we invest primarily in mortgage-backed securities backed by one- to four-family mortgages. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as Standard Bank. The interest rate on the security is lower than the interest rates on the underlying loans to allow for payment of servicing and guaranty fees. Ginnie Mae, a U.S. Government agency, and government sponsored enterprises, such as Fannie Mae and Freddie Mac, either guarantee the payments or guarantee the timely payment of principal and interest to investors. Mortgage-backed securities are more liquid than individual mortgage loans since there is an active trading market for such securities. In addition, mortgage-backed securities may be used to collateralize borrowings. Investments in mortgage-backed securities involve a risk that actual payments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or accretion of any discount relating to such interests, thereby affecting the net yield on our securities. Current prepayment speeds determine whether prepayment estimates require modification that could cause amortization or accretion adjustments.

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

        Borrowings.    Our borrowings consist of advances from the FHLB and funds borrowed from customers under repurchase agreements. At September 30, 2012, FHLB advances totaled $26.8 million, or 7.4%, of total liabilities and our repurchase agreements totalled $3.2 million, or 0.9%, of total liabilities. At September 30, 2012, we had access to additional FHLB advances of up to $130.2 million.

Advances from the FHLB are collateralized by certain qualifying collateral such as loans, with weighted average collateral values determined by the FHLB equal to a least the unpaid amount of outstanding advances. Repurchase agreements are secured by mortgage-backed securities.

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

Personnel

        As of September 30, 2012, we had 92 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

SUPERVISION AND REGULATION

General

        Standard Bank is supervised and examined by the Pennsylvania Department of Banking as the issuer of its charter, and by the FDIC as the insurer of its deposits and its primary federal regulator. Standard Bank also is regulated to a lesser extent by the Federal Reserve Board, governing reserves to be maintained against deposits and other matters. This system of state and federal regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC's deposit insurance fund and depositors, and not for the protection of security holders. Standard Bank is periodically examined by the Pennsylvania Department of Banking and the FDIC to ensure that it satisfies applicable standards with respect to its capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Following examinations, the Pennsylvania Department of Banking and the FDIC prepare reports for the consideration of Standard Bank's Board of Directors on any operating deficiencies. Standard Bank's relationship with its depositors also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of Standard Bank's loan documents.

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

        Any change in these laws or regulations, whether by the FDIC, the Pennsylvania Department of Banking, the Federal Reserve Board or Congress, could have a material adverse impact on Standard Financial Corp., Standard Bank and their operations. Recently enacted regulatory reform legislation will, among other things, create a new Consumer Financial Protection Bureau, tighten capital standards, and result in new laws and regulations that are expected to increase our costs of operations. See "Item 1A—Risk Factors—The Dodd-Frank Act may have a material impact on our operations and the cost of our operations."

        Set forth below is a brief description of certain regulatory requirements that are applicable to Standard Bank and Standard Financial Corp. The description below is limited to certain material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on Standard Bank and Standard Financial Corp.

Federal Legislation

        The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"), enacted on July 21, 2010, has significantly changed the bank regulatory structure and is affecting the lending, investment, trading and operating activities of depository institutions and their holding companies. For example, the Dodd-Frank Act eliminated the Office of Thrift Supervision and required all federal savings associations and federal savings banks to be regulated by the OCC (the primary federal regulator for national banks). The Dodd-Frank Act also authorized the Federal Reserve Board to supervise and regulate all savings and loan holding companies, in addition to bank holding companies like Standard Financial Corp., which it currently regulates. The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for depository institution holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within eighteen months from the enactment of Dodd-Frank that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

        The Dodd-Frank Act also created a new Consumer Financial Protection Bureau with substantial power to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rulemaking authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as Standard Bank, including the authority to prohibit "unfair, deceptive or abusive" acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, such as Standard Bank, will continue to be examined by their applicable bank regulators. The legislation also weakened the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.

        The legislation broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012. The Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called "golden parachute" payments, and by authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company's proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded. The Dodd-Frank Act provided for originators of certain securitized loans to retain a percentage of the risk for transferred loan, directed the Federal Reserve Board to regulate pricing of certain debit card interchange fees, contained a number of reforms related to mortgage origination and authorized depository institutions to pay interest on business checking accounts.

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

Banking Regulation

        Pennsylvania Savings Bank Law.    The Pennsylvania Banking Code of 1965, as amended (the "Banking Code"), contains detailed provisions governing the organization, operations, corporate powers, savings and investment authority, branching rights and responsibilities of directors, officers and employees of Pennsylvania savings banks. A Pennsylvania savings bank may locate or change the location of its principal place of business and establish an office anywhere in, or adjacent to, Pennsylvania, with the prior approval of the Pennsylvania Department of Banking. The Banking Code delegates extensive rulemaking power and administrative discretion to the Department of Banking in its supervision and regulation of state-chartered savings banks. The Pennsylvania Department of Banking may order any savings bank to discontinue any violation of law or unsafe or unsound business practice and may direct any trustee, officer, attorney, or employee of a savings bank engaged in an objectionable activity, after the Pennsylvania Department of Banking has ordered the activity to be terminated, to show cause at a hearing before the Pennsylvania Department of Banking why such person should not be removed.

        Capital Requirements.    Under the FDIC's regulations, federally insured state-chartered banks that are not members of the Federal Reserve System ("state non-member banks"), such as Standard Bank, are required to comply with minimum leverage capital requirements. For an institution determined by the FDIC to not be anticipating or experiencing significant growth and to be, in general, a strong banking organization rated composite 1 under Uniform Financial Institutions Ranking System established by the Federal Financial Institutions Examination Council, the minimum capital leverage requirement is a ratio of Tier 1 capital to total assets of 3.0%. For all other institutions, the minimum leverage capital ratio is not less than 4.0%. Tier 1 capital is the sum of common stockholder's equity, noncumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less intangible assets (except for certain servicing rights and credit card relationships) and certain other specified items.

        In addition, FDIC regulations require state non-member banks to maintain certain ratios of regulatory capital to regulatory risk-weighted assets, or "risk-based capital ratios." Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items to four risk-weighted categories ranging from 0.0% to 100.0%. State non-member banks must maintain a minimum ratio of total capital to risk-weighted assets of at least 8.0%, of which at least one-half must be Tier 1 capital. Total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock and certain other capital instruments, and a portion of the net unrealized gain on equity securities. The includable amount of Tier 2 capital cannot exceed the amount of the institution's Tier 1 capital.

        On June 6, 2012, the FDIC and the other federal bank regulatory agencies issued a series of proposed rules that would revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision in "Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems" and certain provisions of the Dodd-Frank Act. The proposed rules would apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies ("banking organizations"). Among other things, the proposed rules establish a new common equity tier 1 minimum capital requirement (4.5% of risk-weighted assets) and a higher minimum tier 1 risk-based capital requirement (6% of risk-weighted assets) and assign higher risk weightings to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. The proposed rules also required unrealized gains and losses on certain securities holdings to be included for purposes of calculating regulatory capital requirements. The proposed rules limit a banking organization's capital distributions and certain discretionary bonus payments if the banking organization does not hold a "capital conservation buffer" consisting of a specified amount of common equity tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements. The proposed rules indicated that the final rule would become effective on January 1, 2013, and the changes set forth in the final rules will be phased in from January 1, 2013 through January 1, 2019. However, the agencies have recently indicated that, due to the volume of public comments received, the final rule would not be in effect on January 1, 2013.

        Standard Bank is also subject to capital guidelines of the Pennsylvania Department of Banking. Although not adopted in regulation form, the Pennsylvania Department of Banking requires 6% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the FDIC.

        Prompt Corrective Action.    Under federal regulations, a bank is considered to be (i) "well capitalized" if it has total risk-based capital of 10.0% or more, Tier 1 risk-based capital of 6.0% or more, Tier 1 leverage capital of 5.0% or more, and is not subject to any written capital order or directive; (ii) "adequately capitalized" if it has total risk-based capital of 8.0% or more, Tier 1 risk-based capital of 4.0% or more and Tier 1 leverage capital of 4.0% or more (3.0% under certain circumstances), and does not meet the definition of "well capitalized"; (iii) "undercapitalized" if it has total risk-based capital of less than 8.0%, Tier 1 risk-based capital of less than 4.0% or Tier 1 leverage capital of less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has total risk-based capital of less than 6.0%, Tier 1 risk-based capital less than 3.0%, or Tier 1 leverage capital of less than 3.0%; and (v) "critically undercapitalized" if its ratio of tangible equity to total assets is equal to or less than 2.0%. Federal regulations also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized, and may require an adequately capitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). As of September 30, 2012, Standard Bank was "well-capitalized" for this purpose and exceeded all applicable capital requirements. The previous referenced proposed rules that would increase regulatory capital requirements would revise the prompt corrective action categories accordingly.

        Generally, the FDIC is required to appoint a receiver or conservator for an institution that is "critically undercapitalized" within specific time frames. The law also provides for certain supervisory measures for undercapitalized institutions including restrictions on capital distributions and asset growth and the requirement that a capital restoration plan be filed with the FDIC within 45 days of the date an institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." The criteria for an acceptable capital restoration plan include, among other things, the establishment of the methodology and assumptions for attaining adequately capitalized status on an annual basis, procedures for ensuring compliance with restrictions imposed by applicable federal regulations, the identification of the types and levels of activities the institution will engage in while the capital restoration plan is in effect, and assurances that the capital restoration plan will not appreciably increase the current risk profile of the institution. Any holding company for an institution required to submit a capital restoration plan must guarantee the lesser of an amount equal to 5% of the institution's assets at the time it was notified or deemed to be undercapitalized by the FDIC or the amount necessary to restore the institution to adequately capitalized status. This guarantee remains in place until the FDIC notifies the institution that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the FDIC has the authority to require payment and collect payment under the guarantee. Failure by a holding company to provide the required guarantee results in certain operating restrictions on the institution such as restrictions on the ability to declare and pay dividends, pay executive compensation and management fees, and increase assets or expand operations. The FDIC may also take any one of a number of discretionary supervisory actions against undercapitalized institutions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

        Loans-to-One-Borrower Limitation.    Under applicable regulations, with certain limited exceptions, a Pennsylvania chartered savings bank may lend to a single or related group of borrowers on an "unsecured" basis an amount equal to 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. Our internal policy, however, is to make no loans either individually or in the aggregate to one entity in excess of $3.8 million. However, in special circumstances this limit may be exceeded subject to the approval of the Board of Directors.

        Activities and Investments of Insured State-Chartered Banks.    Federal law generally limits the equity investments of state-chartered banks insured by the FDIC to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not, directly or indirectly, acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things: (i) acquiring or retaining a majority interest in a subsidiary that is engaged in permissible activities; (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation, or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank's total assets; (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures liability insurance for directors, trustees or officers, or blanket bond group insurance coverage for insured depository institutions; and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met. The direct or indirect activities of a state bank are similarly, generally limited to those of a national bank. Exceptions include where approval is received for the activity from the FDIC.

        Capital Distributions.    The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the FDIC Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. Federal banking regulators have the authority to prohibit banks and bank holding companies from paying a dividend if the regulators deem such payment to be an unsafe or unsound practice. Standard Bank is also subject to regulatory restrictions on the payment and amounts of dividends under the Banking Code. The Banking Code states, in part, that dividends may be declared and paid by Standard Bank only out of accumulated net earnings.

        Community Reinvestment Act and Fair Lending Laws.    Under the Community Reinvestment Act of 1977 ("CRA"), the FDIC is required to assess the record of all financial institutions regulated by it to determine if such institutions are meeting the credit needs of the community (including low- and moderate-income areas) which they serve. CRA performance evaluations are based on a four-tiered rating system: Outstanding, Satisfactory, Needs to Improve and Substantial Noncompliance. CRA performance evaluations are considered in evaluating applications for such things as mergers, acquisitions and applications to open branches. Standard Bank has a CRA rating of "Satisfactory."

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

        Generally, Sections 23A and 23B of the Federal Reserve Act and Regulation W (i) limit the extent to which the bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10.0% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20.0% of such institution's capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to non-affiliates. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar transactions. In addition, loans or other extensions of credit by the financial institution to the affiliate are required to be collateralized in accordance with the requirements set forth in Section 23A of the Federal Reserve Act.

        The Sarbanes-Oxley Act of 2002 generally prohibits loans by a company to its executive officers and directors. However, the law contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws, assuming such loans are also permitted under the law of the institution's chartering state. Under such laws, the Standard Bank's authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities under such person's control, is limited. The law limits both the individual and aggregate amount of loans Standard Bank may make to insiders based, in part, on the Standard Bank's capital position and requires certain Board approval procedures to be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Loans to executive officers are further limited to specific categories.

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

        Insurance of Deposit Accounts.    Standard Bank's deposits are insured up to applicable limits by the FDIC. Under the FDIC's risk-based assessment system, insured institutions are assigned to a risk category based on supervisory evaluations, regulatory capital levels and certain other risk factors. An institution is assigned an assessment based upon the risk category to which it is assigned and certain specified adjustments, with institutions perceived to present more risk paying higher assessments. The Dodd-Frank Act permanently raised the general deposit insurance limit to $250,000 per depositor retroactive to January 1, 2008.

        In February 2011, as required by the Dodd-Frank Act, the FDIC adopted the final rule which redefined the assessment base to consist of average consolidated total assets during the assessment period minus the average tangible equity during the assessment period. In addition, the revision eliminated the adjustment for secured borrowings and made certain other changes to the impact of unsecured borrowings and brokered deposits on an institution's deposit insurance assessment. The FDIC also adopted a new rate schedule that was effective April 1, 2011 and ranges from 2.5 to 4.5 basis points. In lieu of dividends, the FDIC adopted progressively lower assessment rate schedules that will take effect when the fund's reserve ratio exceeds 1.15 percent, 2 percent and 2.5 percent.

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

        In addition to the FDIC assessments, the Financing Corporation ("FICO") is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. For the quarter ended September 30, 2012, the annualized FICO assessment rate equaled 0.66 basis points of total assets less tangible capital. The bonds issued by the FICO are due to mature in 2017 through 2019.

        Federal Home Loan Bank System.    Standard Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Pittsburgh, Standard Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of September 30, 2012, Standard Bank was in compliance with this requirement.

Other Regulations

        Interest and other charges collected or contracted for by Standard Bank are subject to state usury laws and federal laws concerning interest rates. Standard Bank's operations are also subject to federal laws applicable to credit transactions.

Bank Holding Company Regulation

        As a bank holding company, Standard Financial Corp. is subject to regulation and examination by the Pennsylvania Department of Banking and the Federal Reserve Board. Standard Financial Corp. is required to file with the Federal Reserve Board an annual report and such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act of 1956, as amended (the "BHC Act"). The BHC Act requires each bank holding company to obtain the approval of the Federal Reserve Board before it may acquire substantially all the assets of any bank, or before it may acquire ownership or control of any voting shares of any bank if, after such acquisition, it would own or control, directly or indirectly, more than five percent of the voting shares of such bank. Such a transaction may also require approval of the Pennsylvania Department of Banking. Pennsylvania law permits bank holding companies to control an unlimited number of banks.

        Pursuant to provisions of the BHC Act and regulations promulgated by the Federal Reserve Board thereunder, Standard Financial Corp. may only engage in or own companies that engage in activities deemed by the Federal Reserve Board to be so closely related to the business of banking or managing or controlling banks as to be a proper incident thereto, and the holding company must obtain permission from the Federal Reserve Board prior to engaging in most new business activities. A bank holding company that meets certain criteria may become a "financial holding company" and thereby engage in a broader range of financial activities. Standard Financial Corp. has not applied to become a financial holding company.

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

        Federal banking regulators have adopted risk-based capital guidelines for bank holding companies with assets of $500 million or greater. Currently, the required minimum ratio of total capital to risk-weighted assets (including off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be Tier 1 capital, consisting principally of common shareholders' equity, non-cumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill. The remainder (Tier 2 capital) may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock and a limited amount of the general loan loss allowance.

        In addition to the risk-based capital guidelines, the federal banking regulators established minimum leverage ratio (Tier 1 capital to total assets) guidelines for bank holding companies with assets of $500 million or greater. These guidelines provide for a minimum leverage ratio of 3% for those bank holding companies which have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other bank holding companies are required to maintain a leverage ratio of at least 4%. The Dodd-Frank Act requires the Federal Reserve Board to revise its holding company capital requirements so that they are no less stringent than those applicable to insured depository institutions. The previously referenced proposed capital rules would apply to bank holding companies as well as their subsidiary institutions.

        The Federal Reserve Board has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve Board's policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization's capital needs, asset quality and overall financial condition. The Federal Reserve Board's policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. Under the prompt corrective action laws, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of Standard Financial Corp. to pay dividends or otherwise engage in capital distributions.

        Change in Control Regulations.    Under the Change in Bank Control Act, no person may acquire control of a bank holding company unless the Federal Reserve Board has been given 60 days' prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under federal regulations, means ownership, control of or holding more than 25% of any class of voting stock, control in any manner of the election of a majority of the institution's directors, or a determination by the regulator that the acquirer has the power, directly or indirectly, to exercise a controlling influence over the management or policies of the institution. Acquisition of more than 10% of any class of a savings and loan holding company's voting stock constitutes a rebuttable determination of control under the regulations under certain circumstances, including where the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

        In addition, federal regulations provide that no company may acquire control of a bank holding company without the prior approval of the Federal Reserve Board. Any company that acquires such control becomes a "bank holding company" subject to registration, examination and regulation by the Federal Reserve Board.

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

        Minimum Tax.    The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as "alternative minimum taxable income." The alternative minimum tax is payable to the extent alternative minimum taxable income is in excess of an exemption amount. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At September 30, 2012, Standard Financial Corp. had no alternative minimum tax credit carryforward.

        Net Operating Loss Carryovers.    Generally, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. However, subject to certain limitations, the carryback period for net operating losses incurred in 2008 or 2009 (but not both years) has been expanded to five years. At September 30, 2012, we had no net operating loss carryforward for federal income tax purposes.

        Corporate Dividends.    Standard Financial Corp. will be able to exclude from its income 100% of dividends received from Standard Bank as a member of the same affiliated group of corporations.

        Audit of Tax Returns.    Our 2010 federal income tax return was audited by the Internal Revenue Service in 2012 with no changes to the return as filed. The 2010 federal tax return was the only return audited in the most recent five year period.

State Taxation

        The Bank is subject to the Pennsylvania and Maryland Thrift Institutions tax which is allocated between the states and calculated at 11.5% and 8.25%, respectively, based on taxable income applicable to the individual states. Our state income tax returns, as applicable, have not been audited in the most recent five year period.

ITEM 1A.    Risk Factors

Because we intend to continue to emphasize commercial real estate loan originations, our credit risk could increase and continued weakness in the local real estate market or economy could adversely affect our earnings.

        We intend to continue our emphasis on originating commercial real estate loans. Commercial real estate loans totaled $92.0 million or 31.0% of our total loan portfolio at September 30, 2012. Commercial real estate loans generally have more risk than the one- to four-family residential real estate loans. Because the repayment of commercial real estate loans depends on the successful management and operation of the borrower's properties or related businesses, repayment of such loans can be affected by adverse conditions in the local real estate market or economy. Commercial real estate loans may also involve relatively large loan balances to individual borrowers or groups of related borrowers. Any continued weakness or downturn in the real estate market or the local economy could adversely affect the value of properties securing the loan or the revenues from the borrower's business, thereby increasing the risk of nonperforming loans. As our commercial real estate portfolio increases, the corresponding risks and potential for losses from these loans may also increase.

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

        Our ability to make a profit largely depends on our net interest income, which could be negatively affected by changes in interest rates. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest expense we pay on our interest-bearing liabilities, such as deposits and borrowings.

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

        Changes in interest rates creates reinvestment risk, which is the risk that we may not be able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities in a declining interest rate environment. Additionally, increases in interest rates may decrease loan demand and/or make it more difficult for borrowers to repay adjustable-rate loans. Changes in interest rates also affect the current fair value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At September 30, 2012, a "rate shock" analysis indicated that our net portfolio value (the difference between the present value of our assets and the present value of our liabilities) would decrease by approximately $2.7 million, or 3.24%, if there was an instantaneous 200 basis point increase in market interest rates.

Concentration of loans in our primary market area, which has experienced an economic downturn, may increase the risk of increased nonperforming assets.

        Our success depends primarily on the general economic conditions in the Pennsylvania counties of Allegheny, Westmoreland and Bedford and Allegany County, Maryland, as nearly all of our loans are to customers in these markets. Accordingly, the local economic conditions in these markets have a significant impact on the ability of borrowers to repay loans as well as our ability to originate new loans. According to the National Association of Realtors statistics, the median sales price for existing single family homes in the United States decreased from $217,900 in 2007 to $183,900 in 2012. As such, a continuation of the decline in real estate values would also lower the value of the collateral securing loans on properties in our markets. In addition, continued weakening in general economic conditions such as inflation, recession, unemployment or other factors beyond our control could negatively affect our financial results.

Continued and sustained deterioration in the housing sector and related markets and prolonged elevated unemployment levels may adversely affect our business and financial results.

        Over recent years, general economic conditions continued to worsen nationally as well as in our market area. While we did not invest in sub-prime mortgages and related investments, our lending business is tied significantly to the housing market. Declines in home prices, and increases in foreclosures and unemployment levels, have adversely impacted the credit performance of real estate loans, resulting in the write-down of some asset values. The continuing housing slump has resulted in reduced demand for the construction of new housing, further declines in home prices, and increased delinquencies on construction, residential and commercial real estate loans. The ongoing concern about the economy in general has caused many lenders to reduce or cease providing funding to some borrowers. These conditions also caused a further reduction in loan demand, and increases in our non-performing assets, net charge-offs and provisions for loan losses since 2008. A worsening of these negative economic conditions could adversely affect our prospects for growth, asset and goodwill valuations and could result in a decrease in our interest income and a material increase in our provision for loan losses.

If our investment in the common stock of the Federal Home Loan Bank of Pittsburgh is classified as other-than-temporarily impaired or as permanently impaired, our earnings and stockholders' equity could decrease.

        We hold FHLB stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLB advance program. The aggregate cost and fair value of our FHLB common stock as of September 30, 2012 was $2.7 million based on its par value. There is no market for FHLB common stock.

        Published reports indicate that certain member banks of the Federal Home Loan Bank System may be subject to accounting rules and asset quality risks that could result in materially lower regulatory capital levels. In an extreme situation, it is possible that the capital of a FHLB, could be substantially diminished or reduced to zero. Consequently, we believe that there is a risk that our investment in FHLB common stock could be impaired at some time in the future, and if this occurs, it would cause our earnings and stockholders' equity to decrease by the after-tax amount of the impairment charge.

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

        On July 21, 2010, the President signed the Dodd-Frank Act. The Dodd-Frank Act has changed the bank regulatory framework with the creation of an independent consumer financial protection bureau that has assumed the consumer protection responsibilities of the various federal banking agencies, and is expected to establish more stringent capital standards for banks and bank holding companies. The legislation requires additional regulations affecting the lending, funding, trading and investment activities of banks and bank holding companies. Bank regulatory agencies also have been responding aggressively to concerns and adverse trends identified in examinations. Ongoing uncertainty and adverse developments in the financial services industry and the domestic and international credit markets, and the effect of new legislation and regulatory actions in response to these conditions, may adversely affect our operations by restricting our business operations, including our ability to originate or sell loans, modify loan terms, or foreclose on property securing loans. These events may have a significant adverse effect on our financial performance and operating flexibility. In addition, these factors could affect the performance and value of our loan and investment securities portfolios, which also would negatively affect our financial performance.

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

The short-term and long-term impact of the changing regulatory capital requirements and anticipated new capital rules are uncertain.

        On June 7, 2012, the Federal Reserve Board approved proposed rules that would substantially amend the regulatory risk-based capital rules applicable to us. The FDIC subsequently approved these proposed rules on June 12, 2012. The proposed rules implement the "Basel III" regulatory capital reforms and changes required by the Dodd-Frank Act.

        Various provisions of the Dodd-Frank Act increase the capital requirements of financial institutions. The proposed rules include new minimum risk-based capital and leverage ratios, which would be phased in during 2013 and 2014, and would refine the definition of what constitutes "capital" for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to Standard Bank under the proposals would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The proposed rules would also establish a "capital conservation buffer" of 2.5% above the new regulatory minimum capital ratios, and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions. While the proposed Basel III changes and other regulatory capital requirements will likely result in generally higher regulatory capital standards, it is difficult at this time to predict when or how any new standards will ultimately be applied to Standard Bank. In addition, in the current economic and regulatory environment, bank regulators may impose capital requirements that are more stringent than those required by applicable existing regulations.

        The application of more stringent capital requirements for Standard Bank could, among other things, result in lower returns on invested capital, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy and could limit our ability to make distributions, including paying out dividends or buying back shares.

The Dodd-Frank Act may have a material impact on our operations and the cost of our operations.

        The Dodd-Frank Act has significantly changed the current bank regulatory structure and affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

        The Dodd-Frank Act broadened the base for Federal Deposit Insurance Corporation deposit insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution, rather than deposits. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per account, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.

        The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called "golden parachute" payments. It also provides that the listing standards of the national securities exchanges shall require listed companies to implement and disclose "clawback" policies mandating the recovery of incentive compensation paid to executive officers in connection with accounting restatements. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

        The Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit "unfair, deceptive or abusive" acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Savings banks, such as Standard Bank, with $10 billion or less in assets will continue to be examined for compliance with the consumer laws by their primary bank regulators. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws. The Dodd-Frank Act requires the implementation of regulations for bank and savings and loan holding companies which establish capital standards that are no less stringent than those applicable to depository institutions themselves. The Dodd-Frank Act also provided for originators of certain securitized loans to retain a percentage of the risk, directed the Federal Reserve Board to regulate pricing of certain debit card interchange fees, contained a number of reforms related to mortgage origination and authorized depository institutions to pay interest on business checking accounts. It is difficult to predict at this time what specific impact the Dodd-Frank Act and implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs.

We are subject to extensive regulatory oversight.

        We and our subsidiaries are subject to extensive regulation and supervision. Regulators have intensified their focus on bank lending criteria and controls, and on the USA PATRIOT Act's anti-money laundering and Bank Secrecy Act compliance requirements. There also is increased scrutiny of our compliance practices generally and particularly with the rules enforced by the Office of Foreign Assets Control. It is possible that we are not in full compliance with these requirements. Our failure to comply with these and other regulatory requirements could lead to, among other remedies, administrative enforcement actions and legal proceedings. In addition, proposed future legislation and regulations are likely to have a significant effect on the financial services industry. Regulatory or legislative changes could make regulatory compliance more difficult or expensive for us, and could cause us to change or limit some of our products and services, or the way we operate our business.

Strong competition within our market areas may limit our growth and profitability.

        Competition in the banking and financial services industry is intense. In our market areas we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Some of our competitors have greater name recognition and market presence that benefits them in attracting business, and offer certain services that we do not or cannot provide. In addition, larger competitors may be able to price loans and deposits more aggressively than we do, which could affect our ability to grow and remain profitable on a long-term basis. Our profitability depends upon our continued ability to successfully compete in our market areas. If we must raise interest rates paid on deposits or lower interest rates charged on our loans, our net interest margin and profitability could be adversely affected. For additional information see "Item 1—Business—Standard Bank—Competition."

Legislative or regulatory responses to perceived financial and market problems could impair our rights against borrowers.

        Current and future proposals made by members of Congress would reduce the amount distressed borrowers are otherwise contractually obligated to pay under their mortgage loans, and may further limit the ability of lenders to foreclose on mortgage collateral. If proposals such as these, or other proposals limiting Standard Bank's rights as a creditor, were to be implemented, we could experience increased credit losses on our loans, or increased expense in pursuing our remedies as a creditor.

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

ITEM 1B.    Unresolved Staff Comments

        None.

ITEM 2.    Properties

        We operate from our ten full service branches located in the Pennsylvania counties of Allegheny, Westmoreland and Bedford and Allegany County, Maryland. Standard Bank considers its primary market area to be eastern Allegheny, Westmoreland, northern Fayette and southern Bedford counties in Pennsylvania and Allegany County, Maryland. The net book value of our premises, land and equipment was $3.8 million at September 30, 2012. The following table sets forth information with respect to our full-service banking offices, including the expiration date of leases with respect to leased facilities.

Branch Name	Address	Owned or Leased
Murrysville (Bank headquarters)	4785 Old William Penn Hwy. Murrysville, PA 15668	Owned
Mount Pleasant	659 W. Main Street Mt. Pleasant, PA 15666	Owned
Ligonier	211 W. Main Street Ligonier, PA 15658	Owned
Monroeville (Executive office)	2640 Monroeville Blvd. Monroeville, PA 15146	Owned
Scottdale	100 Pittsburgh Street Scottdale, PA 15683	Owned
Walmart	2100 Summit Ridge Plaza Mt. Pleasant, PA 15666	Leased (expires 10/31/2014)
Hyndman	3945 Center Street Hyndman, PA 15545	Owned
Greensburg	5150 Route 30 Greensburg, PA 15601	Leased (expires 4/30/2016)
LaVale	1275 National Hwy. LaVale, MD 21502	Owned
Cumberland	200 N. Mechanic Street Cumberland, MD 21502	Owned

ITEM 3.    Legal Proceedings

        From time to time, we are involved as plaintiff or defendant in various legal proceedings arising in the ordinary course of business. At September 30, 2012, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.    Mine Safety Disclosures

        Not Applicable.

PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)
Market for Common Stock.    Our common stock began trading on October 7, 2010 on the NASDAQ Capital Market under the symbol "STND." As of September 30, 2012, Standard Financial Corp. had 3,480,573 shares of common stock outstanding and approximately 393 stockholders of record. Certain shares of the Company are held in "nominee" or "street" name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

  The following table sets forth the high and low sales prices of the Company's common stock as of and during the quarterly periods presented as well as the quarterly cash dividends.

				Dividend Information
	Market Price
				Payment Date	Cash Dividends per Share
Quarter Ended	High	Low	Close
September 30, 2012	$17.25	$16.00	$16.85	November 15, 2012	$0.045
June 30, 2012	$16.75	$14.11	$16.15	August 15, 2012	$0.045
March 31, 2012	$16.49	$15.02	$15.87	May 15, 2012	$0.045
December 31, 2011	$15.30	$13.49	$15.30	February 15, 2012	$0.045
September 30, 2011	$15.69	$14.01	$14.68	November 15, 2011	$0.045
June 30, 2011	$15.75	$14.87	$15.20	n/a	$—
March 31, 2011	$17.03	$13.81	$15.70	n/a	$—
December 31, 2010	$13.94	$10.90	$13.85	n/a	$—

        Payment of dividends on our shares of common stock is subject to determination and declaration by the Board of Directors and will depend upon a number of factors, including capital requirements, regulatory limitations on the payment of dividends, our results of operation and financial condition, tax considerations and general economic conditions. No assurance can be given that dividends will continue to be declared or, if declared, what the amount of dividends will be.

        Set forth below is information as of September 30, 2012 regarding equity compensation plans that have been approved by stockholders. The Company has no equity based benefit plans that were not approved by stockholders.

Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price	Number of securities available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders(1)	486,943	$16.50	97,568
Equity compensation plans not approved by stockholders	—	—	—

(1)
Consists of options to purchase 278,075 shares of common stock under the Company's 2012 Equity Incentive Plan.

(b)
Use of Proceeds.    There were no unregistered sales of equity securities during the quarter ended September 30, 2012.

(c)
Issuer Purchases of Equity Securities.    The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of common stock of the Company during the indicated periods.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum number of Shares That May Yet Be Purchased Under the Plans or Programs(1)
July 1-31, 2012	10,700	$16.51	10,700	268,700
August 1-31, 2012	30,300	16.87	30,300	238,400
September 1-30, 2012	300	16.82	300	238,100

Totals	41,300	$16.77	41,300

(1)
On October 20, 2011, the Company announced that the Board of Directors authorized the repurchase of up to 347,000 shares, or approximately 10%, of the Company's outstanding common stock. The stock repurchase program may be carried out through open market purchases, block trades, negotiated private transactions or pursuant to a plan adopted in accordance with Rule 10b5-1 of the SEC's rules. The stock will be repurchased on an ongoing basis and will be subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital and the Company's financial performance.

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

	At September 30,
	2012	2011	2010	2009	2008
	(In thousands)
Selected Financial Condition Data:
Total assets	$443,432	$434,619	$435,103	$382,415	$353,971
Cash and cash equivalents	18,774	12,658	38,988	12,420	18,817
Securities available for sale	102,677	105,754	77,537	69,244	28,949
Securities held to maturity(1)	—	—	—	—	19,518
Loans receivable, net	291,113	285,113	286,066	270,769	257,551
Bank owned life insurance	10,282	9,778	9,419	9,080	8,756
Federal Home Loan Bank stock, at cost	2,683	2,839	3,416	3,416	3,335
Deposits	330,299	320,322	316,217	286,934	254,632
Federal Home Loan Bank advances	26,849	28,520	37,805	46,618	50,948
Securities sold under agreements to repurchase	3,232	2,897	3,444	3,866	3,537
Total stockholders' equity	80,117	78,716	45,334	42,168	38,695

(1)
During 2009, all securities previously categorized as held to maturity were transferred to available for sale.

	Years Ended September 30,
	2012	2011	2010	2009	2008
	(In thousands)
Selected Operating Data:
Interest and dividend income	$17,324	$18,412	$18,201	$18,236	$18,679
Interest expense	4,361	4,919	6,247	8,091	9,237

Net interest income	12,963	13,493	11,954	10,145	9,442
Provision for loan losses	1,200	1,625	1,179	1,100	316

Net interest and dividend income after provision for loan losses	11,763	11,868	10,775	9,045	9,126
Noninterest income	2,403	2,333	2,265	1,798	959
Noninterest expense(1)	10,022	10,839	8,747	8,698	8,169

Income before income tax expense	4,144	3,362	4,293	2,145	1,916
Income tax expense(2)	1,188	938	1,378	1	776

Net income	$2,956	$2,424	$2,915	$2,144	$1,140

(1)
Noninterest expense for the year ended September 30, 2011 included a $1.4 million one-time contribution to Standard Charitable Foundation ($908,000 after tax impact to net income). This contribution represented $200,000 in cash and $1.2 million or 3.5% of the stock issued in connection with Standard Bank's mutual to stock conversion on October 6, 2010.

(2)
The income tax expense recorded for the year ended September 30, 2009 was impacted by the reversal of a $510,000 valuation allowance related to impairment losses on Fannie Mae and Freddie Mac preferred stocks.

	At or For the Years Ended September 30,
	2012	2011	2010	2009	2008
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on average assets (ratio of net income to average total assets)	0.67%	0.56%	0.73%	0.58%	0.33%
Return on average equity (ratio of net income to average equity)	3.73%	3.18%	6.64%	5.27%	2.86%
Interest rate spread(1)	3.00%	3.13%	3.16%	2.88%	2.83%
Net interest margin(2)	3.15%	3.31%	3.25%	2.99%	2.98%
Efficiency ratio(3)	65.22%	68.49%	61.52%	72.83%	78.54%
Noninterest expense to average total assets	2.27%	2.48%	2.20%	2.36%	2.37%
Average interest-earning assets to average interest-bearing liabilities	114.70%	114.50%	105.53%	104.45%	104.94%
Dividend payout ratio	20.60%	0.00%	0.00%	0.00%	0.00%
Equity to assets	18.07%	18.11%	10.77%	11.03%	10.93%
Tangible equity to tangible assets	16.31%	16.29%	8.39%	8.69%	8.35%
Average equity to average assets	17.96%	17.45%	11.05%	11.03%	11.59%
Asset Quality Ratios:
Non-performing assets to total assets	1.00%	1.24%	1.10%	0.61%	0.51%
Non-performing loans to total loans	1.34%	1.62%	1.37%	0.49%	0.63%
Allowance for loan losses to non-performing loans	112.67%	97.73%	101.71%	233.01%	150.12%
Allowance for loan losses to total loans	1.51%	1.56%	1.38%	1.12%	0.93%
Net charge-offs to average loans	0.42%	0.37%	0.10%	0.17%	0.10%
Capital Ratios:(4)
Total capital (to risk-weighted assets)	21.64%	21.70%	14.34%	14.09%	14.33%
Tier 1 capital (to risk-weighted assets)	20.38%	20.44%	13.08%	12.83%	13.22%
Tier 1 capital (to average assets)	13.02%	12.45%	8.49%	8.32%	8.45%
Other Data:
Number of offices	10	10	10	10	10
Full time equivalent employees	92	96	88	89	89

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

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This section is intended to help potential investors understand our financial performance through a discussion of the factors affecting our financial condition at September 30, 2012 and 2011, and our consolidated results of operations for the fiscal years ended September 30, 2012 and 2011. This section should be read in conjunction with the audited consolidated financial statements and notes that appear elsewhere in this Annual Report.

Overview

        Historically, we have operated as a traditional community savings bank. At September 30, 2012, $141.0 million, or 47.5% of our loan portfolio, consisted of longer-term (terms greater than 15 years), one- to four-family residential real estate loans, of which $96.5 million, or 68.4%, were fixed rate loans and $44.5 million, or 31.6% were adjustable rate loans. This resulted in our being particularly vulnerable to increases in interest rates, as our interest-bearing liabilities mature or reprice more quickly than our interest-earning assets. In recent years, we have increased our focus on the origination of commercial real estate loans, which generally provide higher yields than one- to four-family residential mortgage loans, have shorter durations and are usually originated with adjustable interest rates.

        Other than our loans for the construction of one- to four-family residential properties and home equity lines of credit, we do not offer "interest only" mortgage loans on one- to four-family residential properties (where the borrower pays interest but no principal for an initial period, after which the loan converts to a fully amortizing loan). We also do not offer loans that provide for negative amortization of principal, such as "Option ARM" loans, where the borrower can pay less than the interest owed on their loan, resulting in an increased principal balance during the life of the loan. We do not offer "subprime loans" (loans that generally target borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios) or Alt-A loans (traditionally defined as loans having less than full documentation). We also do not own any private label mortgage-backed securities that are collateralized by Alt-A, low or no documentation or subprime mortgage loans.

        At September 30, 2012, 94.1% of our mortgage-backed securities have been issued by Freddie Mac, Fannie Mae or Ginnie Mae, U.S. government agencies or government-sponsored enterprises. These entities guarantee the payment of principal and interest on our mortgage-backed securities.

        Our non-performing assets totaled $4.4 million, or 1.00% of total assets at September 30, 2012, compared to $5.4 million, or 1.24%, of total assets at September 30, 2011. We had $4.9 million and $5.6 million of loans delinquent 60 days or greater at September 30, 2012 and September 30, 2011, respectively. We provided $1.2 million for loan losses during the fiscal year ended September 30, 2012 and $1.6 million during the fiscal year ended September 30, 2011.

Business Strategy

        Our primary objective is to operate as a profitable, community-oriented financial institution serving customers in our market areas. We have sought to accomplish this objective by adopting a business strategy that is designed to maintain strong capital and high asset quality. This business strategy includes the following elements:

  •
  Remaining a community-oriented financial institution while continuing to increase our customer base of small and medium-size businesses in our market area.    We were established in 1913 and have operated continuously in the Pittsburgh Metropolitan Area since that date. In 2006, we acquired Hoblitzell National Bank ("HNB"), which expanded our branch network to Bedford County, Pennsylvania and Allegany County, Maryland. We are committed to meeting the financial needs of the communities in which we operate, and we are dedicated to providing quality personal service to our customers. We provide a broad range of consumer and business financial services from our ten banking offices, and have expanded our commercial real estate staff to enhance our capacity to serve small businesses in our market area.

  •
  Increasing commercial real estate lending while maintaining our conservative loan underwriting standards.    Our loan portfolio balance has increased in recent years due in part to the growth in our commercial real estate loan portfolio to $92.0 million, or 31.0% of our gross loan portfolio at September 30, 2012, from $67.4 million, or 25.7% of our gross loan portfolio at September 30, 2008. This growth was due in part to the acquisition of HNB, a commercial bank that emphasized commercial real estate lending. In growing our commercial loan portfolio, we have emphasized maintaining strong asset quality by following conservative loan underwriting guidelines. We underwrite all of our loans in our main office to ensure uniformity and consistency in underwriting decisions.

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

        Allowance for Loan Losses.    We maintain an allowance for loan losses in an amount we believe is appropriate to absorb probable losses inherent in the portfolio at a balance sheet date. Management's periodic determination of the adequacy of the allowance is based on the size and current risk characteristics of the loan portfolio, an assessment of individual problem loans and actual loss experience, current economic events in relevant industries and other pertinent factors such as regulatory guidance and general economic conditions. However, this evaluation is inherently subjective, as it requires an estimate of the loss content for each risk rating and for each impaired loan, an estimate of the amounts and timing of expected future cash flows, and an appraisal or other estimate of the value of collateral on impaired loans and estimated losses on pools of homogenous loans based on the balance of loans in each loan category, changes in the inherent credit risk due to portfolio growth, historical loss experience and consideration of current economic trends. Based on our estimate of the level of allowance for loan losses required, we record a provision for loan losses to maintain the allowance for loan losses at an appropriate level.

        The determination of the allowance for loan losses is based on management's current judgments about the loan portfolio credit quality and management's consideration of all known relevant internal and external factors that affect loan collectability, as of the reporting date. We cannot predict with certainty the amount of loan charge-offs that will be incurred. We do not currently determine a range of loss with respect to the allowance for loan losses. In addition, various banking regulatory agencies, as an integral part of their examination processes, periodically review our allowance for loan losses. Such agencies may require that we recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination. Accordingly, actual results could differ from those estimates.

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

        Goodwill and Other Intangible Assets.    We must assess goodwill and other intangible assets for impairment. This assessment involves estimating the fair value of our reporting units. If the fair value of the reporting unit is less than its carrying value including goodwill, we would be required to take a charge against earnings to write down the assets to the lower value.

Balance Sheet Analysis: September 30, 2012 and September 30, 2011

        Assets.    Our total assets increased $8.8 million, or 2.0%, to $443.4 million at September 30, 2012 from $434.6 million at September 30, 2011 due mainly to increases in cash and cash equivalents and net loans partially offset by a decrease in mortgage-backed securities.

        Cash and Cash Equivalents.    Cash and cash equivalents increased $6.1 million or 48.3% to $18.8 million at September 30, 2012 from $12.7 million at September 30, 2011. This increase was due primarily to an increase in net deposit inflows which exceeded net loan growth.

        Loans.    At September 30, 2012, net loans were $291.1 million, or 65.6% of total assets, an increase of $6.0 million from $285.1 million at September 30, 2011. This increase was primarily due to increases in commercial real estate and home equity loans. We have continued our focus on steadily increasing our commercial real estate loans to better diversify our loan portfolio.

        Loan Portfolio Composition.    The following table sets forth the composition of our loan portfolio at the dates indicated, excluding loans held for sale.

	At September 30,
	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$141,018	47.5%	$141,265	48.7%	$141,710	48.7%	$134,958	49.0%	$129,973	49.6%
Commercial	92,027	31.0	88,096	30.4	86,051	29.5	76,890	27.9	67,411	25.7
Home equity loans and lines of credit	47,999	16.2	45,594	15.7	47,523	16.3	45,486	16.5	44,079	16.8
Construction	1,168	0.4	1,128	0.4	3,240	1.1	2,145	0.8	5,028	1.9
Commercial loans	12,257	4.1	11,683	4.0	9,956	3.4	12,414	4.5	12,052	4.6
Other loans	2,158	0.7	2,392	0.8	3,012	1.0	3,261	1.2	3,696	1.4

Total loans	296,627	100.0%	290,158	100.0%	291,492	100.0%	275,154	100.0%	262,239	100.0%

Other items:
Deferred loan costs (fees), net	(244)		(128)		(118)		(47)		63
Loans in process	(796)		(396)		(1,319)		(1,260)		(2,325)
Allowance for loan losses	(4,474)		(4,521)		(3,989)		(3,078)		(2,426)

Total loans, net	$291,113		$285,113		$286,066		$270,769		$257,551

        Loan Portfolio Maturities and Yields.    The following table summarizes the scheduled repayments of our loan portfolio at September 30, 2012. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One- to four-family residential real estate		Commercial real estate		Home equity loans and lines of credit		Construction
Due During the Twelve Months Ending September 30,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
2013	$1,090	5.52%	$4,065	5.01%	$469	4.59%	$—	—
2014	388	5.03%	2,158	4.98%	852	5.18%	—	—
2015	152	6.30%	4,781	4.53%	788	5.40%	—	—
2016 to 2017	870	5.48%	3,303	4.72%	2,440	5.19%	—	—
2018 to 2022	25,681	3.99%	17,766	5.28%	15,526	4.79%	—	—
2023 to 2027	42,106	3.95%	16,998	5.52%	23,158	4.60%	135	3.00%
2028 and beyond	70,731	4.86%	42,956	5.69%	4,766	4.81%	1,033	3.44%

Total	$141,018	4.44%	$92,027	5.44%	$47,999	4.74%	$1,168	3.39%

	Commercial		Other loans		Total
Due During the Twelve Months Ending September 30,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
2013	$4,240	4.54%	$314	7.18%	$10,178	4.91%
2014	1,524	5.41%	403	8.21%	5,325	5.37%
2015	1,470	5.63%	710	7.78%	7,901	5.19%
2016 to 2017	4,496	5.07%	474	8.16%	11,583	5.13%
2018 to 2022	515	5.64%	257	2.86%	59,745	4.59%
2023 to 2027	12	6.75%			82,409	4.45%
2028 and beyond	—		—	—	119,486	5.14%

Total	$12,257	5.02%	$2,158	7.25%	$296,627	4.84%

        Fixed and Adjustable Rate Loans.    The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at September 30, 2012 that are contractually due after September 30, 2013.

	Due After September 30, 2013
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
One- to four-family residential	$95,380	$44,547	$139,927
Commercial	20,373	67,589	87,962
Home equity loans and lines of credit	47,530	—	47,530
Construction	1,169	—	1,169
Commercial	7,948	69	8,017
Other loans	—	1,844	1,844

Total loans	$172,400	$114,049	$286,449

        Investment Securities Portfolio.    The following table sets forth the composition of our investment securities portfolio at the dates indicated.

	At September 30,
	2012		2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Municipal obligations	$31,284	$33,076	$28,595	$29,980	$18,037	$19,050
U.S. government and agency obligations	20,994	21,155	24,493	24,654	26,848	26,949
Corporate bonds	7,253	7,100	7,255	7,066	7,776	7,795
Mortgage-backed securities:
Ginnie Mae pass through certificates	15,159	15,364	19,080	19,192	6,665	6,734
Fannie Mae pass through certificates	18,151	18,881	17,358	17,960	6,447	6,743
Freddie Mac pass through certificates	3,139	3,376	4,755	5,071	7,876	8,288
Collateralized mortgage obligations	2,231	2,259	446	455	672	686
Private pass through certificates	123	122	131	130	139	138
Equity securities	1,214	1,344	1,218	1,246	1,134	1,154

Total securities	$99,548	$102,677	$103,331	$105,754	$75,594	$77,537

        At September 30, 2012 and September 30, 2011, all of our investment securities were classified as available for sale and recorded at current fair value. Purchases of securities during the fiscal year ended September 30, 2012 of $35.4 million were offset by maturities, repayments, calls and sales of $38.0 million.

        At September 30, 2012 and September 30, 2011, the Company held 16 securities and 19 securities in unrealized loss positions of $258,000 and $280,000, respectively. The decline in the fair value of these securities resulted primarily from interest rate fluctuations. The Company does not intend to sell these securities nor is it more likely than not that the Company would be required to sell these securities before their anticipated recovery and the Company believes the collection of the investment and related interest is probable. Based on this analysis, the Company considers all of the unrealized losses to be temporary impairment losses.

        Portfolio Maturities and Yields.    The composition and maturities of the investment securities portfolio at September 30, 2012 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State and municipal securities yields have not been adjusted to a tax-equivalent basis.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Municipal obligations	$—	—	$2,421	4.40%	$23,876	3.19%	$4,987	4.16%	$31,284	$33,076	3.44%
U.S. government and agency obligations	—	—	13,994	1.40%	7,000	1.63%	—	—	20,994	21,155	1.48%
Corporate bonds	251	4.03%	7,002	1.71%	—	—	—	—	7,253	7,100	1.79%
Mortgage-backed securities:
Ginnie Mae pass through certificates	—	—	—	—	—	—	15,159	1.92%	15,159	15,364	1.92%
Fannie Mae pass through certificates	126	4.50%	453	4.37%	1,592	4.07%	15,980	2.22%	18,151	18,881	2.45%
Freddie Mac pass through certificates	68	4.23%	142	4.00%	2,929	4.37%	—	—	3,139	3,376	4.35%
Collateralized mortgage obligations	—	—	—	—	225	4.75%	2,006	1.83%	2,231	2,259	2.13%
Private pass through certificates	—	—	—	—	—	—	123	0.88%	123	122	0.88%
Equity securities	—	—	—	—	—	—	1,214	2.87%	1,214	1,344	2.87%

Total	$445	4.19%	$24,012	1.86%	$35,622	3.03%	$39,469	2.35%	$99,548	$102,677	2.48%

        Bank Owned Life Insurance.    We invest in bank owned life insurance to provide us with a funding source for our benefit plan obligations. Bank owned life insurance also generally provides us noninterest income that is non-taxable. At September 30, 2012, we had invested $10.3 million in bank owned life insurance.

        Deposits.    We accept deposits primarily from the areas in which our offices are located. We have consistently focused on building broader customer relationships and targeting small business customers to increase our core deposits. We also rely on our customer service to attract and retain deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of savings accounts, certificates of deposit, money market accounts, commercial and regular checking accounts and individual retirement accounts. Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market interest rates, liquidity requirements and our deposit growth goals. We do not accept brokered deposits.

        Our deposits increased $10.0 million, or 3.1%, to $330.3 million at September 30, 2012 from $320.3 million at September 30, 2011. The increase resulted from a $12.3 million, or 18.7% increase in demand and NOW accounts and a $3.9 million, or 2.9%, increase in certificate accounts offset in part by a $4.9 million, or 4.3% decrease in savings accounts. The increase in certificate accounts resulted from an increase in our offering of longer term products, some of which provide the customer an option to increase the interest rate on the certificate in the future.

        At September 30, 2012, we had a total of $138.0 million in certificates of deposit, of which $31.3 million had remaining maturities of one year or less. Based on historical experience and current market interest rates, we believe we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of September 30, 2012.

        The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	At September 30,
	2012			2011			2010
	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Savings accounts	$107,399	32.5%	0.16%	$112,270	35.0%	0.29%	$123,590	39.1%	0.67%
Certificates of deposit	138,033	41.8	2.31%	134,087	41.9	2.46%	125,700	39.7	2.61%
Money market accounts	6,460	2.0	0.14%	7,898	2.5	0.22%	8,166	2.6	0.37%
Demand and NOW accounts	78,407	23.7	0.00%	66,067	20.6	0.14%	58,761	18.6	0.14%

Total deposits	$330,299	100.0%	1.04%	$320,322	100.0%	1.15%	$316,217	100.0%	1.33%

        As of September 30, 2012, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was $42.8 million. The following table sets forth the maturity of those certificates as of September 30, 2012.

At September 30, 2012
(In thousands)
Three months or less	$640
Over three months through six months	1,873
Over six months through one year	12,675
Over one year to three years	15,793
Over three years	11,782

Total	$42,763

        Borrowings.    Our borrowings consist of advances from the FHLB and funds borrowed under repurchase agreements. At September 30, 2012, we had access to additional FHLB advances of up to $130.2 million. During the fiscal year ended September 30, 2012, Federal Home Loan Bank advances totaling $9.7 million matured and were repaid partially offset by $8.0 million of new advances. The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at the dates and for the years indicated.

	At or For the Years Ended September 30,
	2012	2011	2010
	(Dollars in thousands)
Balance at year end	$26,849	$28,520	$37,805
Average balance outstanding during the year	$29,751	$37,199	$40,270
Maximum amount outstanding at any month-end	$31,642	$39,590	$46,613
Weighted average interest rate at year end	2.19%	2.72%	3.23%
Average interest rate during the year	2.48%	3.06%	3.99%

        The following table sets forth information concerning balances and interest rates on our repurchase agreements at the dates and for the years indicated.

	At or For the Years Ended September 30,
	2012	2011	2010
	(Dollars in thousands)
Balance at year end	$3,232	$2,897	$3,444
Average balance outstanding during the year	$3,397	$4,855	$3,634
Maximum amount outstanding at any month-end	$4,197	$6,738	$3,895
Weighted average interest rate at year end	0.19%	0.27%	0.60%
Average interest rate during the year	0.21%	0.33%	0.77%

        Total Stockholders' Equity.    Stockholders' equity increased $1.4 million to $80.1 million at September 30, 2012 from $78.7 million at September 30, 2011. The increase was due primarily to net income of $3.0 million partially offset by the repurchase of common stock totaling $1.7 million and cash dividends paid totaling $609,000 for the fiscal year ended September 30, 2012.

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

	For the Years Ended September 30,
	2012			2011
	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$296,232	$14,684	4.96%	$294,047	$15,627	5.31%
Investment and mortgage-backed securities	105,962	2,635	2.49%	98,919	2,777	2.81%
Interest earning deposits	8,886	5	0.06%	14,959	8	0.05%

Total interest-earning assets	411,080	17,324	4.21%	407,925	18,412	4.51%

Noninterest-earning assets	29,581			28,337

Total assets	$440,661			$436,262

Interest-bearing liabilities:
Savings accounts	$110,934	199	0.18%	$120,089	506	0.42%
Certificates of deposit	138,533	3,352	2.42%	125,967	3,187	2.53%
Money market accounts	6,267	9	0.14%	6,310	16	0.25%
Demand and NOW accounts	69,517	50	0.07%	61,852	57	0.09%

Total deposits	325,251	3,610	1.11%	314,218	3,766	1.20%
Federal Home Loan Bank advances	29,751	744	2.50%	37,199	1,137	3.06%
Securities sold under agreements to repurchase	3,397	7	0.21%	4,855	16	0.33%

Total interest-bearing liabilities	358,399	4,361	1.22%	356,272	4,919	1.38%

Noninterest-bearing liabilities	3,032			3,871

Total liabilities	361,431			360,143
Stockholders' equity	79,230			76,119

Total liabilities and stockholders' equity	$440,661			$436,262

Net interest income		$12,963			$13,493

Net interest rate spread(1)			3.00%			3.13%
Net interest-earning assets(2)	$52,681			$51,653

Net interest margin(3)			3.15%			3.31%
Average interest-earning assets to interest-bearing liabilities	114.70%			114.50%

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

	For the Years Ended September 30, 2012 vs. 2011
	Increase (Decrease) Due to
			Total Increase (Decrease)
	Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$115	$(1,058)	$(943)
Investment and mortgage-backed securities	189	(331)	(142)
Interest earning deposits	(3)	—	(3)

Total interest-earning assets	301	(1,389)	(1,088)

Interest-bearing liabilities:
Savings accounts	(36)	(271)	(307)
Certificates of deposit	308	(143)	165
Money market accounts	—	(7)	(7)
Demand and NOW accounts	6	(13)	(7)

Total deposits	278	(434)	(156)
Federal Home Loan Bank advances	(207)	(186)	(393)
Securities sold under agreements to repurchase	(4)	(5)	(9)

Total interest-bearing liabilities	67	(625)	(558)

Change in net interest income	$234	$(764)	$(530)

Comparison of Operating Results for the Fiscal Years Ended September 30, 2012 and 2011

        General.    Net income for the fiscal year ended September 30, 2012 was $3.0 million or $0.93 per share compared to $2.4 million or $0.76 per share for the fiscal year ended September 30, 2011. The $532,000 increase in net income for the year ended September 30, 2012 compared to the prior year was primarily due to a one-time $908,000 after tax expense for a contribution to Standard Charitable Foundation in the first quarter of fiscal 2011. This contribution represented $200,000 in cash and $1.2 million or 3.5% of the stock issued in connection with Standard Bank's mutual to stock conversion on October 6, 2010. Return on average assets and average equity were 0.67% and 3.73%, respectively, for the year ended September 30, 2012 compared to 0.56% and 3.18%, respectively, (0.76% and 4.38%, respectively, excluding the one-time charitable foundation contribution) for the fiscal year ended September 30, 2011.

        Net Interest Income.    Net interest income declined $530,000, or 3.9%, to $13.0 million for the fiscal year ended September 30, 2012 from $13.5 million for the fiscal year ended September 30, 2011. Our net interest rate spread and net interest margin were 3.00% and 3.15%, respectively for the fiscal year ended September 30, 2012 compared to 3.13% and 3.31% for the prior year. The decreases in the net interest rate spread and net interest rate margin were the result of the yield on interest-earning assets declining more rapidly than the cost of interest-bearing liabilities.

        Interest and Dividend Income.    Total interest and dividend income of $17.3 million for the fiscal year ended September 30, 2012 decreased $1.1 million, or 5.9%, from the prior fiscal year. The decrease was due to a decrease in the average yield on interest-earning assets, partially offset by an increase in the average balance of interest-earning assets. The average yield on interest-earning assets decreased to 4.21% for the fiscal year ended September 30, 2012 from 4.51% for the prior year. The average yield on all categories of interest earning assets decreased from the previous year due to the low interest rate environment. Average interest-earning assets increased by $3.2 million, or 0.8%, to $411.1 million for the fiscal year ended September 30, 2012 from $407.9 million for 2011.

        Interest income on loans decreased $943,000, or 6.0%, to $14.7 million for the fiscal year ended September 30, 2012 from $15.6 million for fiscal year ended September 30, 2011. The average yield on loans receivable decreased to 4.96% for the fiscal year ended September 30, 2012 from 5.31% for the fiscal year 2011. The decrease in the average yield was primarily attributable to our variable rate loans adjusting downward as prime and short-term interest rates remained low as well as the origination of new loans in a generally lower interest rate environment and repayment/refinance of higher rate loans. Average loans receivable increased by $2.2 million, or 0.7%, to $296.2 million for the fiscal year ended September 30, 2012 from $294.0 million for the fiscal year 2011.

        Interest income on investment and mortgage-backed securities decreased by $142,000, or 5.1%, to $2.6 million for the fiscal year ended September 30, 2012 from $2.8 million for the fiscal year ended September 30, 2011. This decrease was due primarily to a decrease in the average yield earned on investments and mortgage-backed securities to 2.49% for the fiscal year ended September 30, 2012 from 2.78% for the prior year due to new investments added in a lower interest rate environment, variable rate investments that adjusted downward and repayment and calls of higher yielding securities. This decrease was partially offset by an increase in the average balance of investment and mortgage-backed securities, which increased by $7.0 million, or 7.1%, to $106.0 million for the fiscal year ended September 30, 2012 compared to the prior year.

        Interest Expense.    Total interest expense decreased by $558,000, or 11.3%, to $4.4 million for the fiscal year ended September 30, 2012 from $4.9 million for the fiscal year ended September 30, 2011. This decrease in interest expense was almost entirely due to a decrease in the average cost of interest-bearing liabilities to 1.22% from 1.38% for the prior fiscal year. Average interest-bearing liabilities increased by $2.1 million, or 0.6%, to $358.4 million for the fiscal year ended September 30, 2012 from $356.3 million for the fiscal year 2011.

        Interest expense on deposits decreased by $156,000, or 4.1%, to $3.6 million for the fiscal year ended September 30, 2012 from $3.8 million for the fiscal year ended September 30, 2011. The average cost of deposits declined from 1.20% for the fiscal year ended September 30, 2011 to 1.11% for the fiscal year ended September 30, 2012. The continued low level of market interest rates enabled us to reduce the rates of interest paid on deposit products. The average balance of deposits increased by $11.3 million, or 3.5%, for the fiscal year ended September 30, 2012 compared to the fiscal year ended September 30, 2011.

        Interest expense on Federal Home Loan Bank advances decreased $393,000 or 34.6%, to $744,000 for the fiscal year ended September 30, 2012 from $1.1 million for the fiscal year ended September 30, 2011. The average cost of advances decreased to 2.48% in fiscal year 2012 from 3.06% in fiscal year 2011 due to the low interest rate environment and repayment of higher rate maturing advances.            The average balance of advances decreased $7.4 million, or 20.0%, to $29.8 million for the fiscal year ended September 30, 2012. During the fiscal year ended September 30, 2012, $9.7 million of maturing advances were repaid while $8.0 million in new advances were obtained. Deposit inflows were the primary funding source during the 2012 fiscal year.

        Provision for Loan Losses.    The provision for loan losses decreased by $425,000, or 26.2%, to $1.2 million for the fiscal year ended September 30, 2012 from $1.6 million for the fiscal year ended September 30, 2011. Non-performing loans at September 30, 2012 were $4.0 million or 1.34% of total loans compared to $4.6 million or 1.60% of total loans at September 30, 2011. Management analyzes the allowance for loan losses as described in the section entitled "—Allowance for Loan Losses." The provision that is recorded is sufficient, in management's judgment, to bring the allowance for loan losses to a level that reflects the losses inherent in our loan portfolio relative to loan mix, economic conditions and historical loss experience. Management believes, to the best of their knowledge, that all known losses as of the balance sheet dates have been recorded.

        Noninterest Income.    Noninterest income increased $70,000, or 3.0%, to $2.4 million for the fiscal year ended September 30, 2012 compared to the fiscal year ended September 30, 2011 due mainly to higher net loan and securities sale gains resulting from a higher volume of such sales, partially offset by lower annuity and mutual fund fees due to lower activity and demand.

        Noninterest Expense.    Noninterest expense decreased by $817,000, or 7.5%, to $10.0 million for the fiscal year ended September 30, 2012. Noninterest expenses for fiscal year 2011 included a $1.4 million one-time contribution to Standard Charitable Foundation. Excluding the one-time charitable contribution, total noninterest expenses increased $559,000 or 5.9% to $10.0 million for the fiscal year ended September 30, 2012 compared to the prior fiscal year. This increase was due primarily to higher personnel related costs of $324,000, premises and occupancy costs of $102,000 and other operating expenses of $174,000. Increased personal related costs resulted from general cost and salary increases, grants of options and stock under the stock based compensation plans which began in August 2012 and additional costs relating to employee medical benefits. Higher noninterest expenses were also incurred to upgrade the Company's ATM machines along with increased public company related expenses.

        Income Tax Expense.    The provision for income taxes for the fiscal year ended September 30, 2012 was $1.2 million (effective tax rate of 28.7%) compared to $938,000 (effective tax rate of 27.9%) for the fiscal year ended September 30, 2011. This increase in income tax expense was primarily the result of a higher level of taxable income in fiscal year 2012 compared to the prior fiscal year.

Non-Performing and Problem Assets

        When a residential mortgage loan, home equity loan or line of credit or consumer loan is past due, we send a late notice and contact the borrower to inquire as to why the loan is past due. When a loan is 30 days or more past due, we mail a second late notice and attempt additional personal, direct contact with the borrower to determine the reason for the delinquency and establish the procedures by which the borrower will bring the loan current. When the loan is 45 days past due, we explore the customer's situation and repayment options and inspect the collateral. In addition, when a loan reaches 90 days past due, our management determines and recommends to our Board of Directors whether to initiate foreclosure proceedings, which will be initiated by counsel if the loan is not brought current. Procedures for avoiding foreclosure can include restructuring the loan in a manner that provides concessions to the borrower to facilitate payment.

        Commercial business loans and commercial real estate loans are generally handled in the same manner as the loans discussed above. Additionally, when a loan is 30 days past due, we contact the borrower, visually inspect the property(ies) and inquire of the principals the status of the loan and what actions are being implemented to bring the loan current. Depending on the type of loan, the borrower's cash flow statements, internal financial statements, tax returns, rent rolls, new or updated independent appraisals, online databases and other relevant information in Bank and third-party loan reviews are analyzed to help determine a course of action. In addition, legal counsel is consulted and an approach for resolution is determined and aggressively pursued.

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

        Mortgage loans on one- to-four-family properties, home equity loans and lines of credit and consumer loans are generally considered larger groups of homogeneous loans and are measured for impairment collectively. Loans that experience insignificant payment delays, which are defined as less than 90 days, generally are not classified as impaired. Management determines the significance of payment delays on a case-by-case basis, taking into consideration all circumstances surrounding the loan and the borrower including the length of the delay, the borrower's prior payment record and the amount of shortfall in relation to the principal and interest owed.

        The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. At September 30, 2012, 2011, 2010, 2009 and 2008, we had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates).

	At September 30,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family residential and construction	$1,089	$1,436	$1,056	$895	$1,600
Commercial	2,362	3,101	1,636	415	2
Home equity loans and lines of credit	66	47	216	7	9
Commercial	451	39	1,000	—	—
Other loans	3	3	14	4	5

Total non-accrual loans	3,971	4,626	3,922	1,321	1,616

Loans delinquent 90 days or greater and still accruing:
Real estate loans:
One- to four-family residential and construction	—	—	—	—	—
Commercial	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Other loans	—	—	—	—	—

Total loans delinquent 90 days or greater and still accruing	—	—	—	—	—

Foreclosed real estate:
One- to four-family residential and construction	47	743	884	1,002	205
Commercial	416	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Other loans	—	—	—	—	—

Total foreclosed real estate	463	743	884	1,002	205

Total non-performing assets	$4,434	$5,369	$4,806	$2,323	$1,821

Ratios:
Non-performing loans to total loans	1.34%	1.60%	1.37%	0.49%	0.63%
Non-performing assets to total assets	1.00%	1.24%	1.10%	0.61%	0.51%

        Delinquent Loans.    The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At September 30, 2012
Real estate loans:
One- to four-family residential and construction	8	$711	13	$1,089	21	$1,800
Commercial	2	190	7	2,362	9	2,552
Home equity loans and lines of credit	1	7	2	66	3	73
Commercial	1	60	3	451	4	511
Other loans	—	1	1	3	1	4

Total loans	12	$969	26	$3,971	38	$4,940

At September 30, 2011
Real estate loans:
One- to four-family residential and construction	12	$521	11	$1,436	23	$1,957
Commercial	3	348	10	3,101	13	3,449
Home equity loans and lines of credit	1	22	3	47	4	69
Commercial	1	81	1	39	2	120
Other loans	—	—	1	3	1	3

Total loans	17	$972	26	$4,626	43	$5,598

At September 30, 2010
Real estate loans:
One- to four-family residential and construction	10	$1,303	12	$1,056	22	$2,359
Commercial	3	404	3	1,636	6	2,040
Home equity loans and lines of credit	2	7	3	216	5	223
Commercial	—	—	1	1,000	1	1,000
Other loans	—	—	2	14	2	14

Total loans	15	$1,714	21	$3,922	36	$5,636

At September 30, 2009
Real estate loans:
One- to four-family residential and construction	8	$975	13	$895	21	$1,870
Commercial	3	242	3	415	6	657
Home equity loans and lines of credit	2	29	1	7	3	36
Commercial	—	—	—	—	—	—
Other loans	4	13	4	4	8	17

Total loans	17	$1,259	21	$1,321	38	$2,580

At September 30, 2008
Real estate loans:
One- to four-family residential and construction	8	$1,017	13	$1,600	21	$2,617
Commercial	—	—	1	2	1	2
Home equity loans and lines of credit	1	5	1	9	2	14
Commercial	—	—	—	—	—	—

Other loans	1	2	3	5	4	7

Total loans	10	$1,024	18	$1,616	28	$2,640

        Foreclosed Real Estate.    Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as foreclosed real estate. When property is acquired, it is recorded at estimated fair value at the date of foreclosure less the cost to sell, establishing a new cost basis. Estimated fair value generally represents the sales price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions. Holding costs and declines in estimated fair market value result in charges to expense after acquisition. At September 30, 2012, 2011, 2010, 2009 and 2008, we had foreclosed real estate of $463,000, $743,000, $884,000, $1.0 million and $205,000, respectively. Foreclosed real estate at September 30, 2012 consisted of five properties with three of the properties totaling $312,000 located in Maryland.

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

        We maintain an allowance for loan losses at an amount estimated to equal all credit losses incurred in our loan portfolio that are both probable and reasonable to estimate at a balance sheet date. Our determination as to the classification of our assets is subject to review by our principal federal regulator, the Federal Deposit Insurance Corporation, and our State regulator, the Pennsylvania Department of Banking. We regularly review our asset portfolio to determine whether assets require classification in accordance with applicable regulations.

        The following table sets forth our amounts of classified assets and criticized assets (classified assets and loans designated as special mention) at the dates indicated.

	At September 30,
	2012	2011	2010
	(In thousands)
Classified assets:
Substandard	$5,465	$7,693	$4,845
Doubtful	2	3	14
Loss	—	—	—

Total classified assets	5,467	7,696	4,859
Special mention	2,543	2,808	5,392

Total criticized assets	$8,010	$10,504	$10,251

        Assets classified substandard decreased $2.2 million at September 30, 2012 compared to September 30, 2011, of which most related to an improvement in the commercial and commercial real estate loan portfolios. At September 30, 2012, total criticized assets consisted of $4.0 million of non-accrual loans (consisting primarily of $2.8 million of commercial loans and $1.1 million of residential real estate and home equity loans and lines of credit), $463,000 of foreclosed real estate and

$3.5 million of performing commercial loans that were considered special mention or substandard. At September 30, 2011, total criticized assets consisted of $4.6 million of non-accrual loans (consisting primarily of $3.1 million of commercial real estate loans and $1.5 million of residential real estate and home equity loans and lines of credit), $734,000 of foreclosed real estate and $5.2 million of performing commercial loans that were considered special mention or substandard.

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

  (1)
  Specific allowances established for impaired loans. The amount of impairment provided for as a specific allowance is represented by the deficiency, if any, between the estimated fair value of the loan, or the loan's observable market price, if any, or the underlying collateral, if the loan is collateral dependent, and the carrying value of the loan. Impaired loans for which the estimated fair value of the loan, or the loan's observable market price or the fair value of the underlying collateral, if the loan is collateral dependent, exceeds the carrying value of the loan are not considered in establishing specific allowances for loan losses; and

  (2)
  General allowances established for loan losses on a portfolio basis for loans that do not meet the definition of impaired loans. The portfolio is grouped into similar risk characteristics, primarily loan type and regulatory classification. We apply an estimated loss rate to each loan group. The loss rates applied are based upon our loss experience adjusted, as appropriate, for the environmental factors discussed below. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions.

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

        Commercial real estate and commercial loans generally have greater credit risks compared to the one- to four-family residential mortgage loans we originate, as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties typically depends on the successful operation of the related business and thus may be subject to a greater extent to adverse conditions in the real estate market and in the general economy.

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

        At September 30, 2012, the Company had eight impaired loans totaling $2.8 million ($2.4 million of commercial real estate loans and $451,000 of commercial loans). At September 30, 2011, the Company had eleven impaired loans totaling $3.1 million of which almost all were commercial real estate loans. The largest impaired loan at September 30, 2012 and September 30, 2011 was a $1.0 million loan representing a 6% interest in a participation loan which was secured by commercial real estate and a mall in West Virginia. Foreclosure on this loan was initiated by the participating banks but a declaration of bankruptcy by the borrower caused a delay in the foreclosure process. A new borrower has offered to purchase this property from the participating banks for which an agreement was reached and is pending approval of the bankruptcy judge. This transaction, if approved, could close by December 31, 2012. The second largest impaired loan relationship at both dates consisted of loans totaling $700,000, which are secured by commercial real estate and a restaurant in Maryland. The borrower declared bankruptcy which has delayed foreclosure proceedings on these loans.

        There were no loans 90 days or more past due and still accruing interest. Loans 90 days or more past due or in process of foreclosure (non-accrual loans) were as follows:

	Number of Loans	Amount	Percentage of Loans Receivable
	(Dollars in thousands)
At September 30, 2012	26	$3,971	1.34%
At September 30, 2011	26	4,626	1.60
At September 30, 2010	21	3,922	1.37

        Total interest income which would have been recognized had these loans paid in accordance with their contractual terms and actual interest income recognized on these loans as of the years indicated are summarized as follows:

	For the Years Ended September 30,
	2012	2011	2010
	(In thousands)
Interest income that would have been recognized	$269	$307	$101
Interest income recognized	41	118	34

Interest income foregone	$228	$189	$67

        The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Years Ended September 30,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Balance at beginning of the year	$4,521	$3,989	$3,078	$2,426	$2,379
Charge-offs:
Real estate loans	425	334	147	118	151
Commercial	891	806	106	305	70
Other loans	18	44	33	65	132

Total charge-offs	1,334	1,184	286	488	353
Recoveries:
Real estate loans	19	12	7	—	—
Commercial	65	62	4	6	6
Other loans	3	17	7	34	78

Total recoveries	87	91	18	40	84
Net charge-offs	(1,247)	(1,093)	(268)	(448)	(269)
Provision for loan losses	1,200	1,625	1,179	1,100	316

Balance at end of year	$4,474	$4,521	$3,989	$3,078	$2,426

Ratios:
Net charge-offs to average loans outstanding	0.42%	0.37%	0.10%	0.17%	0.10%
Allowance for loan losses to non-performing loans at end of year	112.67%	97.73%	101.71%	233.01%	150.12%
Allowance for loan losses to total loans at end of year	1.51%	1.56%	1.38%	1.12%	0.93%

        Our experience with amounts charged-off tracks closely with the difference between the carrying value at the time of default and the fair value of collateral as determined by appraisal, less applicable selling costs. For additional information with respect to the portions of the allowance for loan losses attributable to our loan classifications, see "—Allocation of Allowance for Loan Losses." For additional information with respect to non-performing loans and delinquent loans, see "—Non-Performing and Problem Assets" and "—Non-Performing and Problem Assets—Delinquent Loans."

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

	At September 30,
	2012		2011		2010		2009		2008
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans(1)	$999	64.0%	$855	64.7%	$829	65.9%	$1,064	66.3%	$984	68.3%
Commercial(2)	3,300	35.3	3,476	34.5	2,943	33.1	1,943	32.5	1,354	30.3
Other loans(3)	175	0.7	190	0.8	217	1.0	71	1.2	88	1.4

Total allocated allowance	4,474	100.0	4,521	100.0	3,989	100.0	3,078	100.0	2,426	100.0
Unallocated	—	—	—	—	—	—	—	—	—	—

Total	$4,474	100.0%	$4,521	100.0%	$3,989	100.0%	$3,078	100.0%	$2,426	100.0%

(1)
Includes one- to four-family residential, home equity loans and lines of credit and residential construction loans.

(2)
Includes commercial real estate and commercial loans.

(3)
Consists of automobile loans, consumer loans and loans secured by savings accounts.

Liquidity and Capital Resources

        Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the FHLB, repurchase agreements and maturities, principal repayments and the sale of loans and available-for-sale securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee, under the direction of our Chief Financial Officer, is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. Excess liquid assets are invested generally in interest-earning deposits and short-term securities and are also used to pay off short-term borrowings. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2012.

        We regularly monitor and adjust our investments in liquid assets based upon our assessment of:

  (i)
  expected loan demand;

  (ii)
  expected deposit flows and borrowing maturities;

  (iii)
  yields available on interest-earning deposits and securities; and

  (iv)
  the objectives of our asset/liability management program.

        Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2012, cash and cash equivalents totaled $18.8 million. Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

        At September 30, 2012, we had $14.5 million in loan commitments outstanding, $12.2 million of which were for commercial real estate loans and $2.3 million of which were for one- to four-family loans. In addition to commitments to originate loans, we had $13.3 million in unused lines of credit to borrowers and $796,000 in undisbursed funds for construction loans in process. Certificates of deposit due within one year of September 30, 2012 totalled $31.3 million, or 9.5% of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan and securities sales, repurchase agreements and FHLB advances. We believe, however, based on historical experience and current market interest rates, we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less.

        Our primary investing activity is originating loans. During the fiscal years ended September 30, 2012 and 2011, we originated $80.8 million and $60.2 million of loans, respectively. During these years, we purchased $35.4 million and $71.2 million of securities, respectively.

        Financing activities consist primarily of activity in deposit accounts and FHLB advances. We experienced a net increase in deposits of $10.0 million and $5.3 million during the fiscal years ended September 30, 2012 and 2011, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

        Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB, which provides an additional source of funds. FHLB advances decreased by $1.7 million and $9.3 million for the fiscal years ended September 30, 2012 and September 30, 2011, respectively. At September 30, 2012, we had the ability to borrow up to an additional $130.2 million from the FHLB.

        Standard Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2012, Standard Bank exceeded all regulatory capital requirements. Standard Bank is considered "well capitalized" under regulatory guidelines. See "Item 1 Business—Supervision and Regulation—Banking Regulation—Capital Requirements" and Note 10 of the Notes to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

        Commitments.    As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. In addition, we enter into commitments to sell mortgage loans. For additional information, see Note 15 of the Notes to our Consolidated Financial Statements.

        Contractual Obligations.    In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities and agreements with respect to investments.

        The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at September 30, 2012. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
Contractual Obligations	One year or less	More than one year to three years	More than three years to five years	More than five years	Total
	(In thousands)
Long-term debt	$12,850	$9,742	$4,257	$—	$26,849
Operating leases	120	209	50	—	379
Securities sold under agreements to repurchase	3,232	—	—	—	3,232
Certificates of deposit	31,286	58,866	20,082	27,799	138,033

Total	$47,488	$68,817	$24,389	$27,799	$168,493

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

        Historically, we operated as a traditional savings bank. Therefore, the majority of our assets consist of longer-term, fixed rate residential mortgage loans and mortgage backed securities, which we funded primarily with checking and savings accounts and short-term borrowings. In an effort to improve our earnings and to decrease our exposure to interest rate risk, we generally sell fixed rate residential loans with terms of 15 years and over. In addition, we have shifted our focus to originating more commercial real estate loans, which generally have shorter maturities than one- to four-family residential mortgage loans, and are usually originated with adjustable interest rates.

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

        In addition, changes in interest rates can affect the fair values of our financial instruments. During the fiscal years ended September 30, 2012 and September 30, 2011, low market interest rates were the primary factors in the increases in the fair values of our loans, deposits and Federal Home Loan Bank advances. For additional information, see Note 16 to the Notes to our Consolidated Financial Statements.

        Net Portfolio Value.    The table below sets forth, as of September 30, 2012, the estimated changes in our net portfolio value ("NPV") that would result from the designated instantaneous changes in the interest rate yield curve. The NPV is the difference between the present value of an institution's assets and liabilities (the institution's NPV) would change in the event of a range of assumed changes in market interest rates. The simulation model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value. Historically, the model estimated the economic value of each type of asset, liability and off-balance sheet contract using the current interest rate yield curve with instantaneous increases or decreases of 100 to 300 basis points in 100 basis point increments. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the "Change in Interest Rates" column below. Given the current relatively low level of market interest rates, an NPV calculation for an interest rate decrease of greater than 100 basis points has not been prepared.

				NPV as a Percentage of Present Value of Assets(3)
		Estimated Increase (Decrease) in NPV
	Estimated NPV(2)			NPV Ratio(4)	Increase (Decrease) (basis points)
Change in Interest Rates (basis points)(1)		Amount	Percent
	(Dollars in thousands)
+300	$75,473	$(7,479)	(9.02)%	18.07%	(20)
+200	80,265	(2,687)	(3.24)	18.64	38
+100	83,149	197	0.24	18.76	49
0	82,952	—	—	18.27	—
-100	77,236	(5,716)	(6.89)	16.84	(143)

(1)
Assumes interest rate changes (up and down) in increments of 100 basis points.

(2)
NPV is the discounted present value of expected cash flows from assets and liabilities.

(3)
Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)
NPV Ratio represents NPV divided by the present value of assets.

        The table above indicates that at September 30, 2012, in the event of a 200 basis point increase in interest rates, we would experience a 3.24% decrease in net portfolio value. In the event of a 100 basis point decrease in interest rates, we would experience a 6.89% decrease in net portfolio value.

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

ITEM 8.    Financial Statements and Supplementary Data

MANAGEMENT'S REPORTS TO STANDARD FINANCIAL CORP. SHAREHOLDERS

Management's Report on Financial Statements and Practices

        Standard Financial Corp. is responsible for the preparation, integrity and fair presentation of the consolidated financial statements included in this annual report. The consolidated financial statements and notes included in this annual report have been prepared in conformity with United States generally accepted accounting principles and necessarily include some amounts that are based on management's best estimates and judgments.

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

        The Audit Committee, consisting entirely of independent directors, meets regularly with management, internal auditors and the independent registered public accounting firm and reviews audit plans and results, as well as management's actions taken in discharging responsibilities for accounting, financial reporting and internal control. S.R. Snodgrass, independent registered public accounting firm and the internal auditors have direct and confidential access to the Audit Committee at all times to discuss the results of their examinations.

Report on Management's Assessment of Internal Control over Financial Reporting

        We, as management of Standard Financial Corp., are responsible for establishing and maintaining effective internal control over financial reporting that is designed to produce reliable financial statements in conformity with United States generally accepted accounting principles. Management assessed the Company's system of internal control over financial reporting as of September 30, 2012, in relation to criteria for effective internal control over financial reporting as described in "Internal Control—Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of September 30, 2012, its system of internal control over financial reporting is effective and meets the criteria of the "Internal Control—Integrated Framework".

Timothy K. Zimmerman
President and Chief Executive Officer

Colleen M. Brown
Senior Vice President and Chief Financial Officer

December 18, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Standard Financial Corp.

        We have audited the accompanying consolidated statements of financial condition of Standard Financial Corp. (the "Company") and subsidiaries as of September 30, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the two years in the period ended September 30, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Standard Financial Corp. and subsidiaries as of September 30, 2012 and 2011, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ S.R. Snodgrass, A.C.

Wexford, Pennsylvania
December 18, 2012

Standard Financial Corp.

Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)

	September 30,
	2012	2011
ASSETS
Cash on hand and due from banks	$1,729	$1,869
Interest-earning deposits in other institutions	14,045	10,789
Federal funds sold	3,000	—

Cash and Cash Equivalents	18,774	12,658
Investment securities available for sale, at fair value	62,675	62,946
Mortgage-backed securities available for sale, at fair value	40,002	42,808
Federal Home Loan Bank stock, at cost	2,683	2,839
Loans receivable, net of allowance for loan losses of $4,474 and $4,521	291,113	285,113
Loans held for sale	905	100
Foreclosed real estate	463	743
Office properties and equipment, at cost, less accumulated depreciation and amortization	3,840	3,903
Bank-owned life insurance	10,282	9,778
Goodwill	8,769	8,769
Core deposit intangible	519	687
Prepaid federal deposit insurance	584	846
Accrued interest receivable and other assets	2,823	3,429

TOTAL ASSETS	$443,432	$434,619

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Demand, savings and club accounts	$192,266	$186,235
Certificate accounts	138,033	134,087

Total Deposits	330,299	320,322
Federal Home Loan Bank advances	26,849	28,520
Securities sold under agreements to repurchase	3,232	2,897
Advance deposits by borrowers for taxes and insurance	635	588
Securities purchased not settled	—	993
Accrued interest payable and other expenses	2,300	2,583

TOTAL LIABILITIES	363,315	355,903

Stockholders' Equity
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value per share, 40,000,000 shares authorized, 3,480,573 and 3,478,173 shares outstanding, respectively	35	35
Additional paid-in-capital	31,839	33,403
Retained earnings	48,822	46,475
Unearned Employee Stock Ownership Plan (ESOP) shares	(2,644)	(2,797)
Accumulated other comprehensive income	2,065	1,600

TOTAL STOCKHOLDERS' EQUITY	80,117	78,716

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$443,432	$434,619

See accompanying notes to the consolidated financial statements.

Standard Financial Corp.

Consolidated Statements of Income

(Dollars in thousands, except per share data)

	Years Ended September 30,
	2012	2011
Interest and Dividend Income
Loans, including fees	$14,684	$15,627
Mortgage-backed securities	1,081	1,261
Investments:
Taxable	725	889
Tax-exempt	829	627
Interest-earning deposits and Federal funds sold	5	8

Total Interest and Dividend Income	17,324	18,412

Interest Expense
Deposits	3,610	3,766
Federal Home Loan Bank advances	744	1,137
Securities sold under agreements to repurchase	7	16

Total Interest Expense	4,361	4,919

Net Interest Income	12,963	13,493
Provision for Loan Losses	1,200	1,625

Net Interest Income after Provision for Loan Losses	11,763	11,868

Noninterest Income
Service charges	1,590	1,614
Earnings on bank-owned life insurance	396	395
Net securities gains	56	22
Net loan sale gains	205	75
Annuity and mutual fund fees	121	190
Other income	35	37

Total Noninterest Income	2,403	2,333

Noninterest Expenses
Compensation and employee benefits	5,836	5,512
Data processing	425	389
Premises and occupancy costs	1,097	995
Core deposit amortization	168	168
Automatic teller machine expense	312	314
Federal deposit insurance	287	362
Contribution to Standard Charitable Foundation	—	1,376
Other operating expenses	1,897	1,723

Total Noninterest Expenses	10,022	10,839

Income before Income Tax Expense	4,144	3,362

Income Tax Expense
Federal	1,007	773
State	181	165

Total Income Tax Expense	1,188	938

Net Income	$2,956	$2,424

Earnings Per Share:
Basic and diluted earnings per common share	$0.93	$0.76

Cash dividends paid per common share	$0.18	$—

Weighted average shares outstanding	3,163,773	3,207,711

See accompanying notes to the consolidated financial statements.

Standard Financial Corp.

Consolidated Statements of Comprehensive Income

(In thousands)

	Years Ended September 30,
	2012	2011
Net Income	$2,956	$2,424
Other comprehensive income:
Change in comprehensive gain on securities available for sale	761	502
Tax effect	(259)	(170)
Reclassification adjustment for gains realized in income	(56)	(22)
Tax effect	19	7

Total other comprehensive income	465	317

Total Comprehensive Income	$3,421	$2,741

See accompanying notes to the consolidated financial statements.

Standard Financial Corp.

Consolidated Statement of Changes in Stockholders' Equity

(Dollars in thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance, September 30, 2010	$—	$—	$44,051	$—	$1,283	$45,334
Net income	—	—	2,424	—	—	2,424
Other comprehensive income	—	—	—	—	317	317
Issuance of common stock (3,478,173 shares)	35	33,340	—	(2,950)	—	30,425
Compensation expense on ESOP	—	63	—	153	—	216

Balance, September 30, 2011	35	33,403	46,475	(2,797)	1,600	78,716
Net income	—	—	2,956	—	—	2,956
Other comprehensive income	—	—	—	—	465	465
Stock repurchases (108,900 shares)	(1)	(1,714)	—	—	—	(1,715)
Cash dividends ($0.18 per share)	—	—	(609)	—	—	(609)
Compensation expense on stock awards	—	75	—	—	—	75
Issuance of restricted stock	1	(1)	—	—	—	—
Compensation expense on ESOP	—	76	—	153	—	229

Balance, September 30, 2012	$35	$31,839	$48,822	$(2,644)	$2,065	$80,117

See accompanying notes to the consolidated financial statements.

Standard Financial Corp.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Years Ended September 30,
	2012	2011
Cash Flows from Operating Activities
Net income	$2,956	$2,424
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	827	834
Provision for loan losses	1,200	1,625
Net gain on securities	(56)	(22)
Origination of loans held for sale	(7,779)	(4,204)
Proceeds from sale of loans held for sale	7,179	4,640
Net loan sale gains	(205)	(75)
Compensation expense on ESOP	229	216
Compensation expense on stock awards	75	—
Stock contribution to Charitable Foundation	—	1,176
Deferred income taxes	176	(623)
Decrease (increase) in accrued interest receivable and other assets	128	(23)
Decrease in prepaid Federal deposit insurance	262	328
Earnings on bank-owned life insurance	(396)	(395)
Decrease in accrued interest payable and other expenses	(283)	(165)
Other, net	158	219

Net Cash Provided by Operating Activities	4,471	5,955

Cash Flows Used in Investing Activities
Net increase in loans	(8,031)	(1,085)
Purchases of investment securities	(25,935)	(43,214)
Purchases of mortgage-backed securities	(9,510)	(27,977)
Proceeds from maturities/principal repayments/calls of investment securities	19,642	35,656
Proceeds from maturities/principal repayments/calls of mortgage-backed securities	12,194	7,850
Proceeds from sales of investment securities	6,142	694
Purchase of Federal Home Loan Bank stock	(250)	(60)
Redemption of Federal Home Loan Bank stock	406	637
Purchases of bank-owned life insurance	(150)	—
Proceeds from sales of foreclosed real estate	1,055	408
Net purchases of office properties and equipment	(282)	(452)

Net Cash Used in Investing Activities	(4,719)	(27,543)

Cash Flows Provided by (Used in) Financing Activities
Net increase (decrease) in demand, savings and club accounts	6,031	(3,369)
Net increase in certificate accounts	3,946	8,675
Net increase (decrease) in securities sold under agreements to repurchase	335	(547)
Stock proceeds less conversion expenses	—	457
Purchase of ESOP shares	—	(1,168)
Repayments of Federal Home Loan Bank advances	(9,673)	(17,037)
Proceeds from new Federal Home Loan Bank advances	8,002	7,752
Increase in advance deposits by borrowers for taxes and insurance	47	495
Dividends paid	(609)	—
Stock repurchases	(1,715)	—

Net Cash Provided by (Used in) Financing Activities	6,364	(4,742)

Net Increase (Decrease) in Cash and Cash Equivalents	6,116	(26,330)
Cash and Cash Equivalents—Beginning	12,658	38,988

Cash and Cash Equivalents—Ending	$18,774	$12,658

Supplementary Cash Flows Information
Interest paid	$4,404	$4,975

Income taxes paid	$950	$1,525

Supplementary Schedule of Noncash Investing and Financing Activities
Foreclosed real estate acquired in settlement of loans	$831	$413

Issuance of common stock from stock subscription payable	$—	$28,759

Issuance of common stock from customer deposit accounts	$—	$1,201

Issuance of common stock for ESOP plan	$—	$1,782

Securities purchased not settled	$—	$993

See accompanying notes to the consolidated financial statements.

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

Note 1—Summary of Significant Accounting Policies

        The following comprise the significant accounting policies which Standard Financial Corp. and subsidiaries (the "Company") follow in preparing and presenting their consolidated financial statements:

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of Standard Financial Corp. (the "Company") and its direct and indirect wholly owned subsidiaries, Standard Bank, PaSB (the "Bank"), and Westmoreland Investment Company. All significant intercompany accounts and transactions have been eliminated in consolidation. Standard Financial Corp. owns all of the outstanding shares of common stock of the Bank upon completion of the mutual-to-stock conversion which occurred on October 6, 2010. A total of 3,478,173 shares of common stock were issued in the offering (3,360,554 shares were subscribed for by depositors of the Bank, other investors in the subscription and community offerings and the Employee Stock Ownership Plan at a purchase price of $10.00 per share and 117,619 shares were issued to Standard Charitable Foundation). The shares of common stock began trading on the Nasdaq Capital Market under the trading symbol "STND" on October 7, 2010.

Nature of Operations

        The Company's primary asset is the stock of its wholly owned subsidiary, the Bank, a Pennsylvania-chartered state savings bank with deposits insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is a retail-oriented financial institution, which offers traditional deposit and loan products through its ten offices in Allegheny, Westmoreland, and Bedford Counties of Pennsylvania and Northern Allegany County of Maryland. Westmoreland Investment Company is a Delaware subsidiary, holding residential mortgage loans as the majority of its assets.

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

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

Note 1—Summary of Significant Accounting Policies (Continued)

Significant Group Concentrations of Credit Risk

        Most of the Bank's activities are with customers located within Allegheny, Westmoreland, and Bedford Counties of Pennsylvania and Allegany County of Maryland. Notes 2 and 3 discuss the types of securities in which the Company invests. Note 4 discusses the types of lending in which the Company engages. The Company does not have any significant concentrations in any one industry or customer.

Cash and Cash Equivalents

        For purposes of reporting cash flows, cash and cash equivalents include cash on hand and due from banks, Federal funds sold and interest-earning deposits in other institutions with original maturities of less than 90 days.

Investment and Mortgage-Backed Securities

        The Company accounts for investment and mortgage-backed securities by classifying them into three categories: securities held to maturity; securities available for sale; and trading securities.

        Securities held to maturity are carried at cost adjusted for amortization of premium and accretion of discount over the term of the related investments using the interest method.

        Securities available for sale are carried at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income as a part of stockholders' equity. Premiums and discounts are recognlzed in interest income using the interest method over the terms of the securities.

        Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating the other-than-temporary impairment losses, management considers the length of time and the extent to which the fair value has been less than cost, the financial condition of the underlying issuer, the ability of the issuer to meet contractual obligations, and the intent to sell the security or whether it's more likely than not that the Company would be required to sell the security before its anticipated recovery in market value. Realized gains and losses determined on the basis of the cost of the specific securities sold are reported in earnings.

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

        The Bank is a member of the Federal Home Loan Bank of Pittsburgh ("FHLB") and, as such, is required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding with the FHLB. The stock is bought from and sold to the FHLB based upon its

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

Note 1—Summary of Significant Accounting Policies (Continued)

$100 par value. The stock does not have a readily determinable fair value and, as such, is classified as restricted stock, carried at cost, and evaluated for impairment as needed. The stock's value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the FHLB as compared with the capital stock amount and the length of time this situation has persisted, (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance, (c) the impact of legislative and regulatory changes on the customer base of the FHLB, and (d) the liquidity position of the FHLB. There was no impairment of the FHLB stock at September 30, 2012 or 2011.

Loans Receivable

        Loans are stated at their unpaid principal balances net of deferred origination fees less allowances for losses. Monthly payments are scheduled to include interest. Interest on loans is credited to income as earned. Interest earned on loans for which no payments were received during the month is accrued. An allowance is established for accrued interest deemed to be uncollectible, generally when a loan is 90 days or more delinquent. Such interest ultimately collected is credited to income in the period received. Amortization of premiums and accretion of discounts are recognized over the term of the loan as an adjustment to the loan's yield using the interest method and cease when a loan becomes nonperforming. Loan origination fees, net of certain direct origination costs, are deferred and recognized over the contractual life of the related loan as a yield adjustment.

Allowance for Loan Losses

        The allowance for loan losses is established through provisions for loan losses charged against income. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.

        The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective, since it required estimates that are susceptible to significant revision as more information becomes available.

        The allowance consists of specific, general, and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. The general component covers nonclassified loans and is based on historical loss experience adjusted for qualitative factors.

        Impaired loans are commercial and commercial real estate loans for which it is probable that we will not be able to collect all amounts due according to the contractual terms of the loan agreement. We individually evaluate such loans for impairment rather than aggregate loans by major risk classifications. The definition of impaired loans is not the same as the definition of non-accrual loans,

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

Note 1—Summary of Significant Accounting Policies (Continued)

although the two categories overlap. Factors considered in determining impairment include payment status and collateral value. The amount of impairment for these types of impaired loans is determined by the difference between the present value of the expected cash flows related to the loan, using current interest rates, and its recorded value. In the case of collateralized loans, the impairment is the difference between the fair value of the collateral and the recorded amount of the loan. When foreclosure is probable, impairment is measured based on the fair value of the collateral.

        Mortgage loans on one- to four-family properties, home equity loans and lines of credit and consumer loans are large groups of smaller balance homogeneous loans and are measured for impairment collectively. Loans that experience insignificant payment delays, which are defined as less than 90 days, generally are not classified as impaired. Management determines the significance of payment delays on a case-by-case basis, taking into consideration all circumstances surrounding the loan and the borrower including the length of the delay, the borrower's prior payment record and the amount of shortfall in relation to the principal and interest owed.

Mortgage Loans Held for Sale and Mortgage Loan Servicing

        Mortgage loans held for sale are valued at the lower of cost or fair value as determined by current investor yield requirements calculated on an aggregate basis. The Company acquires mortgage servicing rights through the origination and sale of mortgage loans. These rights are recognized as separate assets by allocating the total costs of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values when the respective loans are sold.

        The Company measures the impairment of the mortgage servicing rights based on their current fair value, estimated using discounted cash flows and prepayment assumptions. For purposes of measuring impairment, servicing rights are stratified by interest rates. If the carrying value of an individual stratum exceeds its fair value, a valuation allowance is established.

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

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

Note 1—Summary of Significant Accounting Policies (Continued)

Bank-Owned Life Insurance

        The Company owns insurance on the lives of certain key employees. The policies were purchased to help offset the cost of increases in various fringe benefit plans, including healthcare. The cash surrender value of these policies is shown on the Consolidated Statements of Financial Condition, and any increases in the cash surrender value are recorded as noninterest income on the Consolidated Statements of Income, net of administrative expenses. In the event of the death of an insured individual under these policies, the Company would receive a death benefit.

Goodwill and Core Deposit Intangible

        Goodwill represents the excess of the purchase price over the cost of net assets purchased. Goodwill is not amortized, but is evaluated for impairment. At least annually, management reviews goodwill and evaluates events or changes in circumstances that may indicate impairment in the carrying amount of goodwill. If the sum of the expected undiscounted future cash flows is less than the carrying amount of the net assets, an impairment loss will be recognized. Impairment, if any, is measured on a discounted future cash flow basis. For September 30, 2012 and 2011, no impairment existed; however, for any future period the Company determines that there has been impairment in the carrying value of goodwill, the Company would record a charge to earnings, which could have a material adverse effect on net income.

        The Company has core deposit intangible assets relating to a 2006 acquisition. These intangible assets are being amortized on a straight-line basis over a ten year period and also continue to be subject to impairment testing. The balance of core deposit intangibles at September 30, 2012 and 2011 was $519,000 and $687,000, respectively, net of accumulated amortization of $1.5 million at September 30, 2012 and $1.3 million at September 30, 2011. Amortization expense of $168,000 was recorded in each of the years ended September 30, 2012 and 2011. Amortization expense is estimated to be $168,000 in 2013 through 2015, and $15,000 in 2016.

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

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

Note 1—Summary of Significant Accounting Policies (Continued)

Advertising Expense

        The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense for the years ended September 30, 2012 and 2011 totaled $99,000 and $79,000, respectively.

Earnings per Share

        Basic earnings per share ("EPS") is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The following table sets forth the computation of basic and diluted EPS for the years ended September 30, 2012 and 2011 (dollars in thousands, except per share data):

	2012	2011
Net income available to common stockholders	$2,956	$2,424
Basic EPS:
Weighted average shares outstanding	3,163,773	3,207,711
Basic EPS	$0.93	$0.76
Diluted EPS:
Weighted average shares outstanding	3,163,773	3,207,711
Diluted effect of common stock equivalents	—	—

Total diluted weighted average shares outstanding	3,163,773	3,207,711

Diluted EPS	$0.93	$0.76

        Options to purchase 278,075 shares of common stock at $16.50 per share were issued on July 26, 2012 but were not included in the computation of diluted EPS because to do so would have been antidilutive. All restricted stock was antidilutive.

Reclassifications

        Certain comparative amounts for the prior year have been reclassified to conform to current-year classifications. Such reclassifications had no effect on net income or stockholders' equity.

Recent Accounting Pronouncements

        In December 2011, the FASB issued ASU 2011-10, Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate-a Scope Clarification. The amendments in this Update affect entities that cease to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary's nonrecourse debt. Under the amendments in this Update, when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary's nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20 to determine whether it should derecognize the in

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

Note 1—Summary of Significant Accounting Policies (Continued)

substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness. That is, even if the reporting entity ceases to have a controlling financial interest under Subtopic 810-10, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary's operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. The amendments in this Update should be applied on a prospective basis to deconsolidation events occurring after the effective date. Prior periods should not be adjusted even if the reporting entity has continuing involvement with previously derecognized in substance real estate entities. For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2013, and interim and annual periods thereafter. Early adoption is permitted. This ASU is not expected to have a significant impact on the Company's financial statements.

        In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The amendments in this Update affect all entities that have financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement. The requirements amend the disclosure requirements on offsetting in Section 210-20-50. This information will enable users of an entity's financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this Update. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. This ASU is not expected to have a significant impact on the Company's financial statements.

        In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. In order to defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this Update supersede certain pending paragraphs in Update 2011-05. Entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05. All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities should begin applying these requirements for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. This ASU is not expected to have a significant impact on the Company's financial statements.

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

Note 2—Investment Securities

        Investment securities available for sale at September 30, 2012 and 2011 are as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2012:
U.S. government and agency obligations due:
Beyond 1 year but within 5 years	$13,994	$112	$—	$14,106
Beyond 5 years but within 10 years	7,000	49	—	7,049
Corporate bonds due:
Within 1 year	251	3	—	254
Beyond 1 year but within 5 years	7,002	60	(216)	6,846
Municipal obligations due:
Beyond 1 year but within 5 years	2,421	145	—	2,566
Beyond 5 years but within 10 years	23,876	1,321	(8)	25,189
Beyond 10 years	4,987	334	—	5,321
Equity securities	1,214	141	(11)	1,344

	$60,745	$2,165	$(235)	$62,675

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2011:
U.S. government and agency obligations due:
Beyond 1 year but within 5 years	$21,493	$151	$—	$21,644
Beyond 5 years but within 10 years	3,000	10	—	3,010
Corporate bonds due:
Beyond 1 year but within 5 years	7,255	9	(198)	7,066
Municipal obligations due:
Within 1 year	4,172	15	—	4,187
Beyond 1 year but within 5 years	1,270	5	—	1,275
Beyond 5 years but within 10 years	14,255	716	—	14,971
Beyond 10 years	8,898	649	—	9,547
Equity securities	1,218	57	(29)	1,246

	$61,561	$1,612	$(227)	$62,946

        During 2012, gains on sales of investment securities totaled $56,000 with no losses and proceeds from such sales were $6.1 million. During 2011, gains on sales of investment securities totaled $24,000 and losses totaled $2,000 and proceeds from such sales were $694,000. At September 30, 2012, and 2011, no securities were held in the trading portfolio.

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

Note 2—Investment Securities (Continued)

        The following table shows the fair value and gross unrealized losses on investment securities and the length of time that the securities have been in a continuous unrealized loss position at September 30, 2012 and 2011 (dollars in thousands):

	September 30, 2012
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds	$—	$—	$4,784	$(216)	$4,784	$(216)
Municipal obligations	1,443	(8)	—	—	1,443	(8)
Equity securities	49	(4)	82	(7)	131	(11)

Total	$1,492	$(12)	$4,866	$(223)	$6,358	$(235)

	September 30, 2011
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds	$1,925	$(74)	$3,876	$(124)	$5,801	$(198)
Equity securities	93	(9)	60	(20)	153	(29)

Total	$2,018	$(83)	$3,936	$(144)	$5,954	$(227)

        At September 30, 2012 and 2011, the Company held 14 and 16, respectively, securities in an unrealized loss position. The decline in the fair value of these securities resulted primarily from interest rate fluctuations. The Company does not intend to sell these securities nor is it more likely than not that the Company would be required to sell these securities before their anticipated recovery and the Company believes the collection of the investment and related interest is probable. Based on this, the Company considers all of the unrealized losses to be temporary impairment losses.

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

Note 3—Mortgage-Backed Securities

        Mortgage-backed securities available for sale of September 30, 2012 and 2011 are as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2012:
Government pass-throughs:
Ginnie Mae	$15,159	$227	$(22)	$15,364
Fannie Mae	18,151	730	—	18,881
Freddie Mac	3,139	237	—	3,376
Private pass-throughs	123	—	(1)	122
Collateralized mortgage obligations	2,231	28	—	2,259

	$38,803	$1,222	$(23)	$40,002

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2011:
Government pass-throughs:
Ginnie Mae	$19,080	$164	$(52)	$19,192
Fannie Mae	17,358	602	—	17,960
Freddie Mac	4,755	316	—	5,071
Private pass-throughs	131	—	(1)	130
Collateralized mortgage obligations	446	9	—	455

	$41,770	$1,091	$(53)	$42,808

        During 2012 and 2011, there were no sales of mortgage-backed securities.

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

Note 3—Mortgage-Backed Securities (Continued)

        The following table shows the fair value and gross unrealized losses on mortgage-backed securities and the length of time that the securities have been in a continuous unrealized loss position at September 30, 2012 and 2011 (dollars in thousands):

	September 30, 2012
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Ginnie Mae	$3,943	$(22)	$—	$—	$3,943	$(22)
Private pass-throughs	—	—	122	(1)	122	(1)

Total	$3,943	$(22)	$122	$(1)	$4,065	$(23)

	September 30, 2011
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Ginnie Mae	$9,961	$(52)	$—	$—	$9,961	$(52)
Private pass-throughs	—	—	130	(1)	130	(1)

Total	$9,961	$(52)	$130	$(1)	$10,091	$(53)

        At September 30, 2012 and 2011, the Company held 2 and 3 mortgage-backed securities in an unrealized loss position, respectively. The decline in the fair value of these securities resulted primarily from interest rate fluctuations. The Company does not intend to sell these securities nor is it more likely than not that the Company would be required to sell these securities before their anticipated recovery and the Company believes the collection of the investment and related interest is probable. Based on this, the Company considers all of the unrealized losses to be temporary impairment losses.

        Mortgage-backed securities with a carrying value of $17.7 million and $25.1 million were pledged to secure repurchase agreements and public funds accounts at September 30, 2012 and 2011, respectively.

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

Note 4—Loans Receivable

        Loans receivable at September 30, 2012 and 2011 and the method the Company uses to evaluate these loans within their allowance for loan losses are summarized as follows (dollars in thousands):

	Real Estate Loans
	One-to-four- family Residential and Construction	Commercial Real Estate	Home Equity Loans and Lines of Credit	Commercial	Other Loans	Total
September 30, 2012:
Collectively evaluated for impairment	$141,146	$89,665	$47,999	$11,806	$2,158	$292,774
Individually evaluated for impairment	—	2,362	—	451	—	2,813

Total loans before allowance for loan losses	$141,146	$92,027	$47,999	$12,257	$2,158	$295,587

September 30, 2011:
Collectively evaluated for impairment	$141,869	$84,995	$45,594	$11,644	$2,392	$286,494
Individually evaluated for impairment	—	3,101	—	39	—	3,140

Total loans before allowance for loan losses	$141,869	$88,096	$45,594	$11,683	$2,392	$289,634

        Total loans at September 30, 2012 and 2011 were net of deferred loan fees of $244,000 and $128,000, respectively. The Company's primary business activity is with customers located within its local trade area. Although the Company has a diversified loan portfolio at September 30, 2012 and 2011, loans outstanding to individual and businesses are dependent upon the local economic conditions in its immediate trade area.

        The segments of the Bank's loan portfolio are disaggregated to a level that allows management to monitor risk and performance. Real estate loans are disaggregated into three categories which include one-to-four family residential (including residential construction loans), commercial real estate (which are primarily first liens) and home equity loans and lines of credit (which are generally second liens). The commercial loan segment consists of loans made for the purpose of financing the activities of commercial customers. Other loans consist of automobile loans, consumer loans and loans secured by savings accounts. The portfolio segments utilized in the calculation of the allowance for loan losses are disaggregated at the same level that management uses to monitor risk in the portfolio. Therefore the portfolio segments and classes of loans are the same.

        Management evaluates individual loans in the commercial and commercial real estate loan segments for possible impairment if the loan is in nonaccrual status or is risk rated Substandard, Doubtful or Loss and is greater than 90 days past due. Loans are considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

Note 4—Loans Receivable (Continued)

agreement. Factors considered by management in evaluating impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. The Company does not separately evaluate individual consumer and residential real estate loans for impairment, unless such loans are part of a larger relationship that is impaired, or are classified as a troubled debt restructuring ("TDR"). Once the determination has been made that a loan is impaired, the determination of whether a specific allocation of the allowance is necessary is measured by comparing the recorded investment in the loan to the fair value of the loan using one of three methods: (a) the present value of expected future cash flows discounted at the loan's effective interest rate; (b) the loan's observable market price; or (c) the fair value of the collateral less selling costs. The method is selected on a loan-by loan basis, with management primarily utilizing the fair value of collateral method. The evaluation of the need and amount of a specific allocation of the allowance and whether a loan can be removed from impairment status is made on a quarterly basis. The Company's policy for recognizing interest income on impaired loans does not differ from its overall policy for interest recognition.

        Consistent with accounting and regulatory guidance, the Company recognizes a TDR when the Bank, for economic or legal reasons related to a borrower's financial difficulties, grants a concession to the borrower that would not normally be considered. Regardless of the form of concession granted, the Company's objective in offering a TDR is to increase the probability of repayment of the borrower's loan. To be considered a TDR, the borrower must be experiencing financial difficulties and the Company, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that would not otherwise be considered. The Company did not have any TDRs at September 30, 2012 or 2011 nor did they have any TDRs within the preceding year where a concession had been made that then defaulted in 2011 or 2012.

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

Note 4—Loans Receivable (Continued)

        The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary at September 30, 2012 and 2011 (dollars in thousands):

	Impaired Loans With Allowance		Impaired Loans Without Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
September 30, 2012:
Commercial real estate	$2,362	$709	$—	$2,362	$2,362
Commercial	451	135	—	451	451

Total impaired loans	$2,813	$844	$—	$2,813	$2,813

September 30, 2011:
Commercial real estate	$3,101	$930	$—	$3,101	$3,101
Commercial	39	12	—	39	39

Total impaired loans	$3,140	$942	$—	$3,140	$3,140

        The following table presents the average recorded investment in impaired loans and related interest income recognized for the years ended September 30, 2012 and 2011 (dollars in thousands):

	2012	2011
Average investment in impaired loans:
Commercial real estate	$2,466	$1,798
Commercial	438	617

Total impaired loans	$2,904	$2,415

Interest income recognized on impaired loans:
Accrual basis	$32	$76

        To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Bank has a structured loan rating process with several layers of internal and external oversight. Generally, consumer and residential real estate loans are included in the pass category unless a specific action, such as delinquency greater than 90 days, bankruptcy, repossession, or death occurs to raise awareness of a possible credit event. The Bank's commercial loan officers are responsible for the timely and accurate risk rating of the loans in their portfolios at origination and on an ongoing basis. An annual loan review is performed for all commercial real estate and commercial loans for all commercial relationships greater than $500,000. The Bank engages an external consultant to conduct loan reviews on at least an annual basis. Generally, the external consultant reviews commercial relationships greater than $500,000 and all criticized relationships. Loans in the special mention, substandard or doubtful categories that are collectively evaluated for impairment are given separate consideration in the determination of the loan loss allowance.

        The loan rating categories utilized by management generally follow bank regulatory definitions. The special mention category includes assets that are currently protected but are potentially weak,

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

Note 4—Loans Receivable (Continued)

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

        The following table presents the classes of the loan portfolio summarized by the aggregate pass and the criticized categories of special mention, substandard and doubtful within the internal risk rating system as of September 30, 2012 and 2011 (dollars in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2012:
First mortgage loans:
One-to-four-family residential and construction	$140,057	$—	$1,089	$—	$141,146
Commercial real estate	86,091	2,543	3,393	—	92,027
Home equity loans and lines of credit	47,933	—	66	—	47,999
Commercial loans	11,806	—	451	—	12,257
Other loans	2,153	—	3	2	2,158

Total	$288,040	$2,543	$5,002	$2	$295,587

September 30, 2011:
First mortgage loans:
One-to-four-family residential and construction	$140,433	$—	$1,436	$—	$141,869
Commercial real estate	80,860	2,808	4,428	—	88,096
Home equity loans and lines of credit	45,547	—	47	—	45,594
Commercial loans	10,644	—	1,039	—	11,683
Other loans	2,389	—	—	3	2,392

Total	$279,873	$2,808	$6,950	$3	$289,634

        Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

Note 4—Loans Receivable (Continued)

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of September 30, 2012 and 2011 (dollars in thousands):

	Current	30-59 Days Past Due	60-89 Days Past Due	Non-Accrual (90 Days+)	90 Days Past Due & Accruing	Total Loans
September 30, 2012:
First mortgage loans:
One-to-four-family residential and construction	$137,817	$1,529	$711	$1,089	$—	$141,146
Commercial real estate	88,342	1,133	190	2,362	—	92,027
Home equity loans and lines of credit	47,611	315	7	66	—	47,999
Commercial loans	11,696	50	60	451	—	12,257
Other loans	2,126	28	1	3	—	2,158

Total	$287,592	$3,055	$969	$3,971	$—	$295,587

September 30, 2011:
First mortgage loans:
One-to-four-family residential and construction	$137,935	$1,977	$521	$1,436	$—	$141,869
Commercial real estate	83,641	1,006	348	3,101	—	88,096
Home equity loans and lines of credit	45,457	68	22	47	—	45,594
Commercial loans	11,563	—	81	39	—	11,683
Other loans	2,386	3	—	3	—	2,392

Total	$280,982	$3,054	$972	$4,626	$—	$289,634

        Interest income forgone was $228,000 and $189,000 for the years ended September 30, 2012 and 2011, respectively.

        An allowance for loan losses ("ALL") is maintained to absorb losses from the loan portfolio. The ALL is based on management's continuing evaluation of the risk characteristics and credit quality of the loan portfolio, assessment of current economic conditions, diversification and size of the portfolio, adequacy of collateral, past and anticipated loss experience, and the amount of non-performing loans.

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

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

Note 4—Loans Receivable (Continued)

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

        The following table summarizes the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of September 30, 2012 and 2011, as well as the activity in the ALL for years ended September 30, 2012 and 2011 (dollars in thousands):

	Real Estate Loans
	One-to-four- family Residential and Construction	Commercial Real Estate	Home Equity Loans and Lines of Credit	Commercial	Other Loans	Total
Balance at September 30, 2011	$682	$3,024	$173	$452	$190	$4,521
Charge-offs	(256)	(238)	(169)	(653)	(18)	(1,334)
Recoveries	—	60	19	5	3	87
Provision	400	—	150	650	—	1,200

Balance at September 30, 2012	$826	$2,846	$173	$454	$175	$4,474

Evaluated for Impairment:
Individually	$—	$709	$—	$135	$—	$844
Collectively	$826	$2,137	$173	$319	$175	$3,630
Balance at September 30, 2010	$609	$2,460	$220	$483	$217	$3,989
Charge-offs	(287)	(721)	(47)	(85)	(44)	(1,184)
Recoveries	12	35	—	27	17	91
Provision	348	1,250	—	27	—	1,625

Balance at September 30, 2011	$682	$3,024	$173	$452	$190	$4,521

Evaluated for Impairment:
Individually	$—	$930	$—	$12	$—	$942
Collectively	$682	$2,094	$173	$440	$190	$3,579

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

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

Note 4—Loans Receivable (Continued)

        Loans serviced for others were $19.4 million and $15.8 million, at September 30, 2012 and 2011, respectively. These loans serviced for others are not assets of the Company and are appropriately excluded from the Company's financial statements. Mortgage servicing rights were $85,000 and $46,000, at September 30, 2012 and 2011, respectively, and are included on the Consolidated Statements of Financial Condition in other assets. Mortgage servicing rights are recorded by allocating the total cost of acquired mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. Mortgage servicing rights are deferred and amortized in proportion to and over the period of estimated net service fee income. The estimated fair value of mortgage servicing rights was $127,000 and $113,000, at September 30, 2012 and 2011, respectively, based on the present value of expected, future cash flows using a market discount rate. The Company periodically evaluates its mortgage servicing rights for impairment based on the fair value of those rights. Impairment, if any, would be recognized through a valuation allowance for each loan portfolio stratum for the recorded amount that exceeds fair value. Strata are defined based on predominant risk characteristics of the underlying loans such as loan type and within type, by loan rate intervals. No impairment reserves were deemed necessary as of September 30, 2012 and 2011.

Note 5—Office Properties and Equipment

        Office properties and equipment at September 30, 2012 and 2011 are summarized by major classifications as follows (dollars in thousands):

	2012	2011
Land	$1,109	$1,109
Office buildings and improvements	5,634	5,570
Furniture, fixtures, and equipment	1,971	2,075

Total, at Cost	8,714	8,754
Accumulated depreciation and amortization	(4,874)	(4,851)

	$3,840	$3,903

        Depreciation and amortization expense was $345,000 and $396,000 for the years ended September 30, 2012 and 2011, respectively. Rent expense was $126,000 and $90,000 for the years ended September 30, 2012 and 2011, respectively. Future minimum lease payments under rental agreements are $120,000 for 2013 and $120,000 in 2014, $89,000 in 2015, $50,000 in 2016 and $0 in 2017.

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

Note 6—Deposits

        Deposit balances at September 30, 2012 and 2011 are summarized as follows (dollars in thousands):

	2012		2011
	Amount	Percent	Amount	Percent
Savings accounts	$107,399	32.5%	$112,270	35.0%
Demand and NOW accounts, including non-interest bearing deposits of $35,124 in 2012 and $30,251 in 2011	78,407	23.7	66,067	20.6
Money market accounts	6,460	2.0	7,898	2.5

	192,266	58.2	186,235	58.1
Certificates of deposit:
0.00 to 1.99%	61,467	18.6	51,183	16.0
2.00 to 3.99%	63,887	19.4	70,262	22.0
4.00 to 5.99%	12,668	3.8	12,561	3.9
6.00 to 7.99%	11	—	81	—

	138,033	41.8	134,087	41.9

	$330,299	100.0%	$320,322	100.0%

        A summary of certificate accounts by maturity at September 30, 2012, is as follows (dollars in thousands):

2012
One year or less	$31,286
One to two years	20,913
Two to three years	37,953
Three to four years	14,580
Four to five years	5,502
After five years	27,799

$138,033

        Interest expense by deposit category for the years ended September 30, 2012 and 2011, is as follows (dollars in thousands):

	2012	2011
NOW accounts	$50	$57
Money market accounts	9	16
Savings and club accounts	199	506
Certificates accounts	3,352	3,187

	$3,610	$3,766

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

Note 6—Deposits (Continued)

        The aggregate amount of time certificates of deposit including Individual Retirement Accounts with a minimum denomination of $100,000 at September 30, 2012 and 2011 is $42.8 million and $39.9 million, respectively.

Note 7—Federal Home Loan Bank Advances

        Advances from the FHLB of Pittsburgh are collateralized by certain qualifying collateral such as loans, with weighted-average collateral values determined by the FHLB equal to at least the unpaid amount of outstanding advances. At September 30, 2012 and 2011, advances from the FHLB consisted of the following (dollars in thousands):

Stated Maturity	Rate	2012	2011
11/30/2011	5.38%	$—	$852
7/9/2012	3.99	—	2,300
9/10/2012	1.88	—	2,451
12/18/2012	4.13	2,471	2,471
3/25/2013	3.34	3,130	3,130
7/11/2013	4.03	2,249	2,249
8/30/2013	1.06	3,000	3,000
9/9/2013	2.52	2,000	2,000
1/21/2014	2.31	4,990	4,990
6/20/2014	1.05	1,000	1,000
1/26/2015	1.86	2,413	2,413
6/22/2015	1.52	1,339	1,339
10/5/2015	6.51	255	325
2/29/2016	0.84	4,002	—

		$26,849	$28,520

        Contractual maturities of FHLB advances at September 30, 2012, were as follows (dollars in thousands):

2012
One year or less	$12,925
One to two years	6,070
Two to three years	3,837
Three to four years	4,017

$26,849

        The Bank has entered into a line of credit agreement whereby it can borrow up to $15.0 million from the FHLB. The line was not drawn upon as of September 30, 2012 or 2011. The interest rate was 0.25% at September 30, 2012.

        The maximum borrowing capacity from the FHLB at September 30, 2012 is $130.2 million.

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

Note 8—Securities Sold Under Agreement to Repurchase

        Short-term borrowings consist of borrowings from securities sold under agreements to repurchase. Average amounts outstanding during the year represent daily average balances, and average interest rates represent interest expense divided by the related average balance.

        The outstanding balances and related information for short-term borrowings at or for the year ended September 30, 2012 and 2011 are summarized as follows (dollars in thousands):

	2012	2011
Balance at year end	$3,232	$2,897
Average balance outstanding during the year	$3,397	$4,855
Maximum amount outstanding at any month-end	$4,197	$6,738
Weighted average interest rate at year end	0.19%	0.27%
Average interest rate during the year	0.21%	0.33%

Note 9—Income Taxes

        Total income tax expense for the years ended September 30, 2012 and 2011 is as follows (dollars in thousands):

	2012	2011
Federal:
Current	$831	$1,396
Deferred	176	(623)

	$1,007	$773

State, current	$181	$165

        The difference between the expected and actual tax provision expressed as percentage of earnings before income tax provision are as follows:

	2012	2011
Expected federal tax rate	34.0%	34.0%
State taxes, net of federal tax benefit	2.9	3.2
Nontaxable interest income	(6.1)	(5.7)
Bank-owned life insurance	(2.9)	(3.6)
Other items, net	0.8	—

Effective Tax Rate	28.7%	27.9%

        The Bank is subject to the Pennsylvania and Maryland Thrift Institutions tax which is allocated between the states and calculated at 11.5% and 8.25%, respectively, based on taxable income applicable to the individual states.

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

Note 9—Income Taxes (Continued)

        The net deferred tax asset consisted of the following components as of September 30, 2012 and 2011 (dollars in thousands):

	2012	2011
Deferred Tax Assets:
Allowance for loan losses	$1,521	$1,537
Impairment reserves	86	89
Employee benefits	561	572
Charitable donations	85	185
Other, net	164	136

Total Deferred Tax Assets	2,417	2,519

Deferred Tax Liabilities:
Unrealized gain on securities	(1,064)	(824)
Premises and equipment	(228)	(119)
Purchase accounting	(136)	(184)
Other, net	(29)	(16)

Total Deferred Tax Liabilities	(1,457)	(1,143)

Net Deferred Tax Assets	$960	$1,376

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

        There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Bank recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Statement of Income. The Bank's federal and Pennsylvania shares tax returns for taxable years through 2007 have been closed for purposes of examination by the Internal Revenue Service and the Pennsylvania Department of Revenue. During 2012, The Internal Revenue Service conducted an examination of the Company's 2010 federal tax return with no changes to the tax return as filed and therefore that year has been closed by the Internal Revenue Service.

        Retained income at September 30, 2012, includes $3.9 million of base year reserves for which no tax provision has been made. This amount represents deductions for bad debt reserves for tax purposes, which were only allowed to savings institutions that met certain definitional tests prescribed by the Internal Revenue Code of 1986, as amended. The Small business Job Protection Act of 1996 eliminated

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

Note 9—Income Taxes (Continued)

the special bad debt deduction granted solely to thrifts. Under the terms of the Act, there would be no recapture of the pre-1988 (base year) reserves. However, these pre-1998 reserves would be subject to recapture under the rules of the Internal Revenue Code if the Bank itself pays a cash dividend in excess of earnings and profits, or liquidates. The Act also provides for the recapture of deductions arising from "applicable excess reserve" defined as the total amount of reserve over the period base year reserve. The Bank's total reserve exceeds the base year reserve and deferred taxes have been provided for this excess.

Note 10—Regulatory Capital Requirements

        The Company is required to maintain a cash reserve balance in vault cash or with the Federal Reserve Bank. The total of this reserve was approximately $1.8 million at both September 30, 2012 and September 30, 2011.

        The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. The Company's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the following table) of total Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2012, that the Company meets all capital adequacy requirements of which it is subject.

        As of September 30, 2012, the FDIC categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company's category.

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

Note 10—Regulatory Capital Requirements (Continued)

        The Company's and Bank's actual capital amounts and ratios are presented in the following table (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2012:
Total Capital (To Risk Weighted Assets)
Consolidated	$72,282	26.21%	$22,143	8.00%	$27,679	10.00%
Standard Bank	59,554	21.64	22,012	8.00	27,514	10.00
Tier 1 Capital (To Risk Weighted Assets)
Consolidated	68,764	24.94	11,072	4.00	16,607	6.00
Standard Bank	56,078	20.38	11,006	4.00	16,509	6.00
Tier 1 Capital (To Average Assets)
Consolidated	68,764	15.92	17,277	4.00	21,597	6.00
Standard Bank	56,078	13.02	17,226	4.00	21,532	5.00

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2011:
Total Capital (To Risk Weighted Assets)
Consolidated	$70,939	27.16%	$20,896	8.00%	$26,120	10.00%
Standard Bank	56,279	21.70	20,751	8.00	25,939	10.00
Tier 1 Capital (To Risk Weighted Assets)
Consolidated	67,661	25.90	10,448	4.00	15,672	6.00
Standard Bank	53,012	20.44	10,376	4.00	15,563	6.00
Tier 1 Capital (To Average Assets)
Consolidated	67,661	15.51	17,530	4.00	21,913	5.00
Standard Bank	53,012	12.45	17,032	4.00	21,290	5.00

Note 11—Contribution to Standard Charitable Foundation

        In 2011, the Company made a $1.4 million one-time contribution to Standard Charitable Foundation in connection with the stock conversion. This contribution represented $1.2 million or 3.5% of the stock issued on October 6, 2010 and $200,000 in cash. The after tax impact on 2011 net income of this one-time contribution was net expense of $908,000 (net of income tax benefit of $468,000).

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

Note 12—Stock Based Compensation

        In 2012, the Company's stockholders approved the 2012 Equity Incentive Plan (the "2012 Plan"). The purpose of the 2012 Plan is to provide officers, employees and directors with additional incentives to promote growth and performance of Standard Financial Corp. The 2012 Plan authorizes the granting of options to purchase shares of the Company's stock, which may be nonqualified stock options or incentive stock options, and restricted stock which is subject to vesting conditions and other restrictions. The 2012 Plan reserved an aggregate number of 486,943 shares of which 347,817 may be issued in connection with the exercise of stock options and 139,126 may be issued as restricted stock.

        On July 26, 2012, certain directors and officers of the Company were awarded an aggregate of 278,075 options to purchase shares of common stock and 111,300 restricted shares of common stock. The awards vest over five years at the rate of 20% per year and the stock options have a ten year contractual life from the date of grant. The Company recognizes expense associated with the awards over the five year vesting period.

        The Company's common stock closed at $16.50 per share on July 26, 2012, which is the exercise price of the options granted on that date. The estimated value of the stock options was $423,000, before the impact of income taxes. The per share weighted-average fair value of stock options granted with an exercise price equal to the market value on July 26, 2012 was $1.52 using the following Black-Scholes option pricing model assumptions: expected life of 7.5 years, expected dividend rate of 1.13%, risk-free interest rate of 1.10% and an expected volatility of 9.5% based on historical results of the stock prices of a bank peer group. Compensation expense on the options was $14,000 with a related tax benefit recorded of $1,000 for the year ended September 30, 2012. As of September 30, 2012, there was $409,000 of total unrecognized compensation cost related to non-vested options which is expected to be recognized ratably over the weighted average remaining service period of 4.8 years. At September 30, 2012, future compensation related to the options is expected to be $85,000 in each of the years 2013 through 2016 and $70,000 in 2017.

        The following table summarizes transactions regarding the options under the Plan:

	Options	Weighted Average Exercise Price
Outstanding at September 30, 2011	—	—
Granted	278,075	$16.50
Exercised	—	—
Forfeited	—	—

Outstanding at September 30, 2012	278,075	$16.50

Exercisable at September 30, 2012	—	—

        On July 26, 2012, the date of grant, the market value of the restricted stock awards was approximately $1.8 million, before the impact of income taxes. Compensation expense on the grants was $61,000 with a related tax benefit recorded of $21,000 for the year ended September 30, 2012. As of September 30, 2012, there was $1.8 million of total unrecognized compensation cost related to non-vested grants which is expected to be recognized ratably over the weighted average remaining service period of 4.8 years. At September 30, 2012, future compensation related to the grants is expected to be $367,000 in each of the years 2013 through 2016 and $306,000 in 2017.

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

Note 12—Stock Based Compensation (Continued)

        The following table summarizes transactions regarding restricted stock under the Plan:

	Number of Restricted Shares	Weighted Average Grant Date Price Per Share
Non-vested shares at September 30, 2011	—	—
Granted	111,300	$16.50
Vested	—	—
Forfeited	—	—

Non-vested shares at September 30, 2012	111,300	$16.50

Note 13—Employee Stock Ownership Plan

        The Company established a tax qualified Employee Stock Ownership Plan ("ESOP") for the benefit of its employees in conjunction with the stock conversion on October 6, 2010. Eligible employees begin to participate in the plan after one year of service and become 20% vested after two years of service, 40% after three years of service, 60% after four years of service, 80% after five years of service and 100% after six years of service or, if earlier, upon death, disability or attainment of normal retirement age.

        In connection with the stock conversion, the purchase of the 278,254 shares of the Company stock by the ESOP was funded by a loan from the Company through the Bank. Unreleased ESOP shares collateralize the loan payable, and the cost of the shares is recorded as a contra-equity account in Stockholders' Equity. Shares are released as debt payments are made by the ESOP to the loan. The ESOP's sources of repayment of the loan can include dividends, if any, on the unallocated stock held by the ESOP and discretionary contributions from the Company to the ESOP and earnings thereon.

        Compensation expense is recognized under the shares released method and is equal to the fair value of the shares committed to be released. Compensation expense related to the ESOP of $229,000 and $216,000 was recognized during the years ended September 30, 2012 and 2011, respectively. Unallocated ESOP shares are excluded from outstanding shares for purposes of computing EPS.

        As of December 31, 2011 (the ESOP's plan year end), the ESOP held a total of 278,254 shares of the Company's stock, and there were 260,186 unallocated shares. The fair market value of the unallocated ESOP shares was $3.9 million at December 31, 2011. During the year ended December 31, 2011, 14,454 shares were released for allocation.

Note 14—Employee Benefit Plans

        The Company participates in the Pentegra Defined Benefit Plan for Financial Institutions Retirement Fund ("the Pentegra DB Plan"), a tax-qualified multi-employer pension plan. The Pentegra DB Plan provided defined pension benefits to substantially all of the Company's employees. Effective August 1, 2005, the annual benefit provided to employees under this defined benefit pension plan was frozen by Standard Bank. Freezing the plan eliminates all future benefit accruals; however, the accrued benefit as of August 1, 2005 remains. In December 2008, management approved the decision to withdraw from the Pentegra Defined Benefit Plan; however, due to declines in market interest rates

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

Note 14—Employee Benefit Plans (Continued)

used to calculate the pension withdrawal liability, management has postponed the withdrawal until interest rates become more favorable. At September 30, 2012, management determined that the Company's withdrawal from the plan was probable; however, only a range of the estimated cost to exit the plan could be determined. Therefore, the Company has recorded a liability of approximately $1.1 million, which is the minimum cost expected to be incurred as a result of the withdrawal.

        The Pentegra DB Plan's Employer Identification Number is 13-5645888 and the Plan Number is 333. The Pentegra DB Plan operates as a multi-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. There are no collective bargaining agreements in place that require contributions to the Pentegra DB Plan. The Pentegra DB Plan is a single plan under Internal Revenue Code Section 413(c) and, as a result, all of the assets stand behind all of the liabilities. Accordingly, under the Pentegra DB Plan contributions made by a participating employer may be used to provide benefits to participants of other participating employers. The funded status (market value of the Plan assets divided by funding target) based on an actuarial valuation report was 98.51% and 80.00%, respectively, as of July 1, 2012 and July 1, 2011. The market value of the Plan assets reflects any contributions received through September 30, 2012. Total contributions made to the Pentegra DB Plan, as reported on Form 5500, were $299.7 million and $203.6 million for the plan years ending June 30, 2011 and June 30, 2010, respectively. The Company's contributions to the Pentegra DB Plan are not more than 5% of the total contributions to the Pentegra DB Plan. During the years ended September 30, 2012 and 2011, the Company recognized $165,000 and $335,000, respectively, as pension expense and made $141,000 and $182,000, respectively, as contributions to the Pentegra DB Plan.

        The Company participates in the Pentegra Financial Institutions Thrift Plan, a multi-employer 401(k) plan, which provides benefits to substantially all of the Company's employees. Employees' contributions to the plan are matched by the Company up to a maximum of 3 percent of such employees' pretax salaries. Expense recognized for the plans was $91,000 and $90,000 for the years ended September 30, 2012 and 2011, respectively.

        On January 1, 2002, the Company adopted a nonqualified phantom stock appreciation rights plan for key officers and directors. This plan was an incentive-driven benefit plan with payout deferred until the end of the tenth plan year. This plan was frozen effective September 30, 2010 in connection with the Company's stock conversion with no further benefits accruing. Payouts under this plan began January 1, 2012. For the year ended September 30, 2012, $17,000 of interest expense was recognized on the benefits accrued. No expense was recognized for the plan year ended September 30, 2011. The accrued liability relating to this plan was $387,000 and $548,000 at September 30, 2012 and September 30, 2011, respectively.

Note 15—Financial Instruments With Off-Balance Sheet Risk

        In the normal course of business, the Company extends credit in the form of loan commitments and undisbursed home equity lines of credit. These off-balance sheet instruments involve, to various degrees, elements of credit and interest rate risk not reported in the statement of financial condition.

        The Company's exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contract amount of the financial instrument. The Company

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

Note 15—Financial Instruments With Off-Balance Sheet Risk (Continued)

uses the same credit policies in making commitments for off-balance sheet financial instrument as it does for on-balance sheet instruments.

        Financial instruments with off-balance sheet risk as of September 30, 2012 and 2011 are presented in the following table (dollars in thousands):

	2012	2011
One-to-four family dwellings:
Loan commitments	$2,278	$1,107
Undisbursed home equity lines of credit	13,316	12,623
Undisbursed funds-construction loans in process	796	396
Commercial loan commitments	12,157	13,731
Other	667	644

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, by the Company upon extension of credit is based on management's credit evaluation of the counterparty. Collateral held varies but generally includes real estate property. The majority of commitments to originate loans at September 30, 2012 and 2011 were for fixed rate loans. The Company grants loan commitments at prevailing market rates of interest.

Note 16—Fair Value of Assets and Liabilities

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

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

Note 16—Fair Value of Assets and Liabilities (Continued)

Level 3:	Inputs to the valuation methodology are unobservable and significant to the fair value measurement; inputs to the valuation methodology that utilize model-based techniques for which significant assumptions are not observable in the market; or inputs to the valuation methodology that requires significant management judgment or estimation, some of which may be internally developed.

        Management maximizes the use of observable inputs and minimizes the use of unobservable inputs when determining fair value measurements. Management reviews and updates the fair value hierarchy classifications of the Company's assets and liabilities on a quarterly basis.

Assets Measured at Fair Value on a Recurring Basis

Investment and Mortgage-Backed Securities Available for Sale

        Fair values of investment and mortgage-backed securities available for sale were primarily measured using information from a third-party pricing service. This service provides pricing information by utilizing evaluated pricing models supported with market data information. Standard inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data from market research publications. Level 1 securities are comprised of equity securities. As quoted prices were available, unadjusted, for identical securities in active markets, these securities were classified as Level 1 measurements. Level 2 securities were primarily comprised of debt securities issued by government agencies, states and municipalities, corporations, as well as mortgage-backed securities issued by government agencies. Fair values were estimated primarily by obtaining quoted prices for similar assets in active markets or through the use of pricing models. In cases where there may be limited or less transparent information provided by the Company's third-party pricing service, fair value may be estimated by the use of secondary pricing services or through the use of non-binding third-party broker quotes.

        On a quarterly basis, management reviews the pricing information received from the Company's third-party pricing service. This review process includes a comparison to non-binding third-party broker quotes, as well as a review of market-related conditions impacting the information provided by the Company's third-party pricing service. Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume or frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs. As of September 30, 2012 and 2011, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets. On a quarterly basis, management also reviews a sample of securities priced by the Company's third-party pricing service to review significant assumptions and valuation methodologies used. Based on this review, management determines whether the current placement of the security in the fair value hierarchy is appropriate or whether transfers may be warranted.

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

Note 16—Fair Value of Assets and Liabilities (Continued)

        The following table presents the assets measured at fair value on a recurring basis as of September 30, 2012 and 2011 by level within the fair value hierarchy (dollars in thousands):

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2012:
Investment securities available for sale:
U.S. government and agency obligations	$—	$21,155	$—	$21,155
Corporate bonds	—	7,100	—	7,100
Municipal obligations	—	33,076	—	33,076
Equity securities	1,344	—	—	1,344

Total investment securities available for sale	1,344	61,331	—	62,675
Mortgage-backed securities available for sale	—	40,002	—	40,002

Total recurring fair value measurements	$1,344	$101,333	$—	$102,677

September 30, 2011:
Investment securities available for sale:
U.S. government and agency obligations	$—	$24,654	$—	$24,654
Corporate bonds	—	7,066	—	7,066
Municipal obligations	—	29,980	—	29,980
Equity securities	1,246	—	—	1,246

Total investment securities available for sale	1,246	61,700	—	62,946
Mortgage-backed securities	—	42,808	—	42,808

Total recurring fair value measurements	$1,246	$104,508	$—	$105,754

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

Note 16—Fair Value of Assets and Liabilities (Continued)

Assets Measured at Fair Value on a Nonrecurring Basis

        The following table presents the assets measured at fair value on a nonrecurring basis as of September 30, 2012 and 2011 by level within the fair value hierarchy (dollars in thousands):

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2012:
Foreclosed real estate	$—	$—	$463	$463
Impaired loans	—	—	1,969	1,969

Total nonrecurring fair value measurements	$—	$—	$2,432	$2,432

September 30, 2011:
Foreclosed real estate	$—	$—	$743	$743
Impaired loans	—	—	2,198	2,198

Total nonrecurring fair value measurements	$—	$—	$2,941	$2,941

        The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Company uses Level 3 inputs to determine fair value (dollars in thousands):

	Quantitative Information about Level 3 Fair Value Measurements
	Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
September 30, 2012:
Foreclosed real estate	$463	Appraisal of	Appraisal adjustments(2)	0% to -40% (-25%)
		collateral(1)	Liquidation expenses(2)	0% to -10% (-5%)
Impaired loans	$1,969	Fair value of	Appraisal adjustments(2)	0% to -40% (-25%)
		collateral(1), (3)	Liquidation expenses(2)	0% to -10% (-5%)

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

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

Note 16—Fair Value of Assets and Liabilities (Continued)

Disclosures about Fair Value of Financial Instruments

        The assumptions used below are expected to approximate those that market participants would use in valuing the following financial instruments.

        Loans Receivable and Loans Held for Sale—The fair value of loans was estimated by discounting the expected future cash flows using the current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Loans were first segregated by type such as commercial, real estate, and home equity, and were then further segmented into fixed and variable rate and loan quality categories. Expected future cash flows were projected based on contractual cash flows, adjusted for estimated prepayments. The fair value of loans held for sale was estimated based on the price committed to sell the loan in the secondary market.

        Certificate Accounts—The fair values of certificate of deposit accounts were estimated using discounted cash flow analyses. The discount rates used were based on rates currently offered for deposits with similar remaining maturities. The fair values of certificate of deposit accounts do not take into consideration the value of the Company's long-term relationships with depositors, which may have significant value.

        FHLB Advances—The fair value of FHLB advances was calculated using a discounted cash flow approach that applies a comparable FHLB advance rate to the weighted average maturity of the borrowings.

        Other Financial Instruments—The carrying amounts reported in the consolidated statements of financial condition approximate fair value for the following financial instruments (Level 1): cash on hand and due from banks, interest-earning deposits in other institutions, FHLB stock, accrued interest receivable, bank-owned life insurance, demand, regular and club accounts, securities sold under agreements to repurchase and accrued interest payable. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as interest and noninterest-bearing demand and regular and club accounts, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity. For financial liabilities such as securities sold under agreements to repurchase which are with commercial deposit customers, the carrying amount is a reasonable estimate of fair value due to the short time nature of the agreement.

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

Note 16—Fair Value of Assets and Liabilities (Continued)

        The following table presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company's financial instruments as of September 30, 2012 and 2011 (dollars in thousands):

		Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2012:
Financial Instruments—Assets:
Cash on hand and due from banks	$1,729	$1,729	$—	$—
Interest-earning deposits in other institutions	14,045	14,045	—	—
Federal funds sold	3,000	3,000
Investment securities	62,675	1,344	61,331	—
Mortgage-backed securities	40,002	—	40,002	—
Loans receivable	291,113	—	—	301,798
Loans held for sale	905	932	—	—
Accrued interest receivable	1,313	1,313		—
Federal Home Loan Bank stock	2,683	2,683	—	—
Bank-owned life insurance	10,282	10,282	—	—
Financial Instruments—Liabilities:
Demand, regular and club accounts	192,266	192,266	—	—
Certificate accounts	138,033	—	—	145,059
Federal Home Loan Bank advances	26,849	—	—	27,330
Securities sold under agreements to repurchase	3,232	3,232	—	—
Accrued interest payable	225	225	—	—
September 30, 2011:
Financial Instruments—Assets:
Cash on hand and due from banks	$1,869	$1,869	$—	$—
Interest-earning deposits in other institutions	10,789	10,789	—	—
Investment securities	62,946	1,246	61,700	—
Mortgage-backed securities	42,808	—	42,808	—
Loans receivable	285,113	—	—	297,800
Loans held for sale	100	102	—	—
Accrued interest receivable	1,337	1,337
Federal Home Loan Bank stock	2,839	2,839	—	—
Bank-owned life insurance	9,778	9,778	—	—
Financial Instruments—Liabilities:
Demand, regular and club accounts	186,235	186,235	—	—
Certificate deposit accounts	134,087	—	—	140,482
Federal Home Loan Bank advances	28,520	—	—	29,500
Securities sold under agreements to repurchase	2,897	2,897	—	—
Accrued interest payable	268	268	—	—

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

Note 17—Standard Financial Corp.—Condensed Financial Statements (Parent Company Only)

        Following are condensed financial statements for the parent company as of and for the years ended September 30, 2012 and 2012:

Condensed Balance Sheets
(Dollars in thousands)

	September 30,
	2012	2011
Cash	$309	$168
Investment securities available for sale, at fair value	552	467
Investment in bank subsidiary	67,368	64,060
Loan receivable from bank subsidiary	12,500	13,500
Other assets	143	521

Total Assets	$80,872	$78,716

Total Liabilities	$755	$—
Total Stockholders' Equity	80,117	78,716

Total Liabilities and Stockholders' Equity	$80,872	$78,716

Condensed Statements of Income
(Dollars in thousands)

	Years Ended September 30,
	2012	2011
Interest on loan receivable	$433	$328
Dividends on investment securities	17	17
Net securities gains	26	22

Total Income	476	367
Operating Expenses	424	160

Income before Income Tax Expense	52	207
Income Tax (Benefit) Expense	(4)	88

Income before equity in undistributed net income of subsidiaries	56	119
Equity in undistributed net income of subsidiaries	2,900	2,305

Net Income	$2,956	$2,424

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

Note 17—Standard Financial Corp.—Condensed Financial Statements (Parent Company Only) (Continued)

Condensed Statements of Cash Flows
(Dollars in thousands)

	Years Ended September 30,
	2012	2011
Cash Flows from Operating Activities
Net income	$2,956	2,424
Adjustments to reconcile net income to net cash provided (used) in operating activities:
Equity in undistributed net income of subsidiaries	(2,900)	(2,305)
Net gain on securities	(26)	(22)
Net change in intercompany account	1,187	—
Other, net	218	(116)

Net Cash Provided (Used) in Operating Activities	1,435	(19)

Cash Flows Provided (Used) in Investing Activities
Loan to bank subsidiary	—	(13,500)
Repayment of loan from bank subsidiary	1,000	—
Purchases of investment securities	(82)	(256)
Proceeds from sales of investment securities	112	194

Net Cash Provided (Used) in Investing Activities	1,030	(13,562)

Cash Flows (Used) Provided in Financing Activities
Dividends paid	(609)	—
Stock repurchases	(1,715)	—
Stock proceeds less conversion expenses	—	30,425
Contribution of stock and cash to bank subsidiary	—	(16,676)

Net Cash (Used) Provided by Financing Activities	(2,324)	13,749

Net Increase in Cash and Cash Equivalents	141	168
Cash and Cash Equivalents—Beginning	168	—

Cash and Cash Equivalents—Ending	$309	168

Supplementary Schedule of Noncash Investing and Financing Activities
Merger of Standard Mutual Holding Company into Standard Financial Corp.
Assets acquired	$—	45,334

Equity acquired	$—	45,334

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

Note 18—Quarterly Financial Data (unaudited)

        Following are quarterly condensed consolidated statements of income for the years ended September 30, 2012 and 2011. Quarterly earnings per share data may vary from annual earnings per share due to rounding.

(Dollars in thousands,except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012
Interest and dividend income	$4,441	$4,374	$4,298	$4,211
Interest expense	1,125	1,102	1,091	1,043

Net interest income	3,316	3,272	3,207	3,168
Provision for loan losses	300	300	300	300

Net interest income after provision for loan losses	3,016	2,972	2,907	2,868
Noninterest income	594	591	615	603
Noninterest expenses	2,418	2,512	2,451	2,641

Income before income tax expense	1,192	1,051	1,071	830
Income tax expense	361	269	307	251

Net income	$831	$782	$764	$579

Earnings Per Share	$0.26	$0.25	$0.24	$0.18

2011
Interest and dividend income	$4,651	$4,643	$4,643	$4,475
Interest expense	1,339	1,232	1,192	1,156

Net interest income	3,312	3,411	3,451	3,319
Provision for loan losses	350	425	425	425

Net interest income after provision for loan losses	2,962	2,986	3,026	2,894
Noninterest income	617	535	596	585
Contribution to Standard Charitable Foundation	1,376	—	—	—
Noninterest expenses	2,315	2,361	2,388	2,398

(Loss) income before income tax (benefit) expense	(112)	1,160	1,234	1,081
Income tax (benefit) expense	(130)	332	389	347

Net income	$18	$828	$845	$734

Earnings Per Share (since inception October 6, 2010)	$—	$0.26	$0.26	$0.23

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

ITEM 9A.    Controls and Procedures

        Evaluation of Disclosure Controls and Procedures.    As of September 30, 2012, an evaluation was performed under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based on that evaluation, the Company's management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2012.

        Disclosure controls and procedures are the controls and other procedures that are designed to ensure that the information required to be disclosed by the Company in its reports filed and submitted under the Securities Exchange Act of 1934, as amended ("Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in its reports filed under the Exchange Act is accumulated and communicated to the Company's management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

        Management's Report on Internal Control over Financial Reporting.    The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Management's assessment of internal control over financial reporting for the fiscal year ended September 30, 2012 is included in Item 8.

        Changes in Internal Control over Financial Reporting.    No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15-d-15(f) under the Exchange Act) occurred during the last fiscal quarter that has materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    Other Information

        Not applicable.

 PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

        Information concerning directors and executive officers of Standard Financial Corp. is incorporated herein by reference from our definitive Proxy Statement (the "Proxy Statement"), specifically the section captioned "Proposal 1—Election of Directors."

ITEM 11.    Executive Compensation

        Information concerning executive compensation is incorporated herein by reference from our Proxy Statement, specifically the section captioned "Proposal 1—Election of Directors."

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information concerning security ownership of certain owners and management is incorporated herein by reference from our Proxy Statement, specifically the sections captioned "Voting Securities and Principal Holders Thereof" and "Proposal 1—Election of Directors—Director Compensation" and "Summary Compensation Table."

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

        Information concerning relationships and transactions is incorporated herein by reference from our Proxy Statement, specifically the section captioned "Transactions with Certain Related Persons."

ITEM 14.    Principal Accountant Fees and Services

        Information concerning principal accountant fees and services is incorporated herein by reference from our Proxy Statement, specifically the section captioned "Proposal 2—Ratification of Appointment of Independent Registered Public Accounting Firm."

PART IV

ITEM 15.    Exhibits and Financial Statement Schedules

3.1	Articles of Incorporation of Standard Financial Corp.*
3.2	Bylaws of Standard Financial Corp.*
4	Form of Common Stock Certificate of Standard Financial Corp.*
10.1	Form of Standard Bank, PaSB Employee Stock Ownership Plan*
10.2	Form of Standard Financial Corp. and Standard Bank, PaSB Three-Year Employment Agreement*
10.3	Form of Standard Financial Corp. and Standard Bank, PaSB Two-Year Employment Agreement*
10.4	Form of Standard Bank, PaSB Change in Control Agreement*
10.5	Form of Phantom Stock Agreement for Officers*
10.6	Form of Phantom Stock Agreement for Directors*
10.7	Chief Financial Officer Performance Based Compensation Plan*
10.8	Chief Commercial Lending Officer Performance Based Compensation Plan*

10.9	Non-Compete Agreement between Standard Bank, PaSB and David C. Mathews*
10.10	2012 Equity Incentive Plan **
21	Subsidiaries of Registrant*
23	Consent of S.R. Snodgrass, A.C.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document ***
101.SCH	XBRL Taxonomy Extension Schema Document ***
101.CAL	XBRL Taxonomy Calculation Linkbase Document ***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document ***
101.LAB	XBRL Taxonomy Label Linkbase Document ***
101.PRE	XBRL Taxonomy Presentation Linkbase Document ***

*
Incorporated by reference to the Registration Statement on Form S-1 of Standard Financial Corp. (File No. 333-167579), originally filed with the Securities and Exchange Commission on June 17, 2010, as amended.

**
Incorporated by reference to Appendix A to the proxy statement for the Company's Annual Meeting of Stockholders (File No. 001-34893), filed by the Company with the Securities and Exchange Commission on Schedule 14A on January 18, 2012.

***
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

Signatures	Title	Date

/s/ TIMOTHY K. ZIMMERMAN Timothy K. Zimmerman	President, Chief Executive Officer and Director (Principal Executive Officer)	December 18, 2012
/s/ COLLEEN M. BROWN Colleen M. Brown	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	December 18, 2012
/s/ TERENCE L. GRAFT Terence L. Graft	Chairman of the Board	December 18, 2012
/s/ DALE A. WALKER Dale A. Walker	Vice Chairman of the Board	December 18, 2012
/s/ HORACE G. COFER Horace G. Cofer	Director	December 18, 2012
/s/ WILLIAM T. FERRI William T. Ferri	Director	December 18, 2012
/s/ DAVID C. MATHEWS David C. Mathews	Director	December 18, 2012
/s/ THOMAS J. RENNIE Thomas J. Rennie	Director	December 18, 2012