Form 10-Q
period 2012-12-31
Standard Financial Corp.
filed 2013-02-07
CIK 1492915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,408,873 shares, par value $0.01, at February 1, 2013.

Standard Financial Corp.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

Standard Financial Corp.

Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)

(Unaudited)

	December 31,	September 30,
	2012	2012
ASSETS
Cash on hand and due from banks	$2,087	$1,729
Interest-earning deposits in other institutions	8,099	14,045
Federal funds sold	—	3,000
Cash and Cash Equivalents	10,186	18,774
Investment securities available for sale, at fair value	64,598	62,675
Mortgage-backed securities available for sale, at fair value	36,333	40,002
Federal Home Loan Bank stock, at cost	2,667	2,683
Loans receivable, net of allowance for loan losses of $4,143 and $4,474	290,527	291,113
Loans held for sale	630	905
Foreclosed real estate	395	463
Office properties and equipment, at cost, less accumulated depreciation and amortization	3,783	3,840
Bank-owned life insurance	13,384	10,282
Goodwill	8,769	8,769
Core deposit intangible	477	519
Prepaid federal deposit insurance	522	584
Accrued interest receivable and other assets	2,759	2,823
TOTAL ASSETS	$435,030	$443,432

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Demand, savings and club accounts	$187,624	$192,266
Certificate accounts	136,374	138,033

Total Deposits	323,998	330,299

Federal Home Loan Bank advances	24,360	26,849
Securities sold under agreements to repurchase	4,454	3,232
Advance deposits by borrowers for taxes and insurance	564	635
Accrued interest payable and other liabilities	2,107	2,300

TOTAL LIABILITIES	355,483	363,315

Stockholders’ Equity
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value per share, 40,000,000 shares authorized, 3,408,873 and 3,480,573 shares outstanding, respectively	34	35
Additional paid-in-capital	30,722	31,839
Retained earnings	49,466	48,822
Unearned Employee Stock Ownership Plan (ESOP) shares	(2,606)	(2,644)
Accumulated other comprehensive income	1,931	2,065

TOTAL STOCKHOLDERS’ EQUITY	79,547	80,117

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$435,030	$443,432

See accompanying notes to the unaudited consolidated financial statements.

Standard Financial Corp.

Consolidated Statements of Income

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,
	2012	2011
Interest and Dividend Income
Loans, including fees	$3,463	$3,787
Mortgage-backed securities	200	274
Investments:
Taxable	171	180
Tax-exempt	222	199
Interest-earning deposits and federal funds sold	2	1
Total Interest and Dividend Income	4,058	4,441

Interest Expense
Deposits	863	929
Federal Home Loan Bank advances	154	194
Securities sold under agreements to repurchase	1	2
Total Interest Expense	1,018	1,125

Net Interest Income	3,040	3,316

Provision for Loan Losses	225	300
Net Interest Income after Provision for Loan Losses	2,815	3,016

Noninterest Income
Service charges	442	396
Earnings on bank-owned life insurance	114	101
Net securities (losses) gains	(1)	52
Net loan sale gains	88	12
Annuity and mutual fund fees	34	27
Other income	9	6
Total Noninterest Income	686	594

Noninterest Expenses
Compensation and employee benefits	1,530	1,408
Data processing	99	107
Premises and occupancy costs	277	257
Core deposit amortization	42	42
Automatic teller machine expense	79	81
Federal deposit insurance	70	75
Other operating expenses	348	448
Total Noninterest Expenses	2,445	2,418

Income before Income Tax Expense	1,056	1,192

Income Tax Expense
Federal	247	299
State	55	62
Total Income Tax Expense	302	361

Net Income	$754	$831
Earnings Per Share:
Basic and diluted earnings per common share	$0.24	$0.26

Cash dividends paid per common share	$0.045	$0.045
Weighted average shares outstanding	3,100,604	3,202,124

See accompanying notes to the unaudited consolidated financial statements.

Standard Financial Corp.

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended December 31,
	2012	2011

Net Income	$754	$831

Other comprehensive income (loss):

Change in unrealized gain on securities available for sale	(205)	(340)
Tax effect	70	115

Reclassification adjustment for losses (gains) realized in income	1	(52)
Tax effect	—	18
Total other comprehensive loss	(134)	(259)

Total Comprehensive Income	$620	$572

See accompanying notes to the unaudited consolidated financial statements.

Standard Financial Corp.

Consolidated Statement of Changes in Stockholders’ Equity

(Dollars in thousands, except per share data)

(Unaudited)

					Accumulated
		Additional		Unearned	Other	Total
	Common	Paid-In	Retained	ESOP	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Shares	Income	Equity

Balance, September 30, 2012	$35	$31,839	$48,822	$(2,644)	$2,065	$80,117

Net income	—	—	754	—	—	754

Other comprehensive loss	—	—	—	—	(134)	(134)

Stock repurchases (71,700 shares)	(1)	(1,255)	—	—	—	(1,256)

Cash dividends ($0.045 per share)	—	—	(110)	—	—	(110)

Compensation expense on stock awards	—	113	—	—	—	113

Compensation expense on ESOP	—	25	—	38	—	63

Balance, December 31, 2012	$34	$30,722	$49,466	$(2,606)	$1,931	$79,547

See accompanying notes to the unaudited consolidated financial statements.

Standard Financial Corp.

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Three Months Ended December 31,
	2012	2011
Net income	$754	$831
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	231	244
Provision for loan losses	225	300
Net losses (gains) on securities	1	(52)
Origination of loans held for sale	(2,054)	(632)
Proceeds from sale of loans held for sale	2,417	644
Net loan sale gains	(88)	(12)
Compensation expense on ESOP	63	54
Compensation expense on stock awards	113	—
Deferred income taxes	99	100
Decrease in accrued interest receivable and other assets	34	391
Decrease in prepaid Federal deposit insurance	62	70
Earnings on bank-owned life insurance	(114)	(101)
Decrease in accrued interest payable and other liabilities	(193)	(302)
Other, net	(51)	60
Net Cash Provided by Operating Activities	1,499	1,595
Cash Flows Used in Investing Activities
Net decrease (increase) in loans	278	(6,470)
Purchases of investment securities	(8,912)	(14,723)
Purchases of mortgage-backed securities	—	(2,051)
Proceeds from maturities/principal repayments/calls of investment securities	6,959	9,701
Proceeds from maturities/principal repayments/calls of mortgage-backed securities	3,356	2,977
Proceeds from sales of investment securities	36	6,091
Purchase of Federal Home Loan Bank stock	(58)	—
Redemption of Federal Home Loan Bank stock	74	142
Purchases of bank-owned life insurance	(3,000)	—
Proceeds from sales of foreclosed real estate	217	—
Net purchases of office properties and equipment	(32)	(191)
Net Cash Used in Investing Activities	(1,082)	(4,524)
Cash Flows Provided by (Used in) Financing Activities
Net decrease in demand, savings and club accounts	(4,642)	(30)
Net (decrease) increase in certificate accounts	(1,659)	4,067
Net increase in securities sold under agreements to repurchase	1,222	445
Repayments of Federal Home Loan Bank advances	(2,489)	(869)
Net (decrease) increase in advance deposits by borrowers for taxes and insurance	(71)	27
Dividends paid	(110)	(144)
Stock repurchases	(1,256)	(827)
Net Cash Provided by (Used in) Financing Activities	(9,005)	2,669
Net Decrease in Cash and Cash Equivalents	(8,588)	(260)
Cash and Cash Equivalents - Beginning	18,774	12,658

Cash and Cash Equivalents - Ending	$10,186	$12,398
Supplementary Cash Flows Information
Interest paid	$998	$1,130

Income taxes paid	$286	$243
Supplementary Schedule of Noncash Investing and Financing Activities
Foreclosed real estate acquired in settlement of loans	$83	$579
Securities purchased not settled	$—	$703

See accompanying notes to the consolidated unaudited financial statements.

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)

December 31, 2012

(1)         Consolidation

The accompanying consolidated financial statements include the accounts of Standard Financial Corp. (the “Company”) and its direct and indirect wholly owned subsidiaries, Standard Bank, PaSB (the “Bank”), and Westmoreland Investment Company.  All significant intercompany accounts and transactions have been eliminated in consolidation.

(2)         Basis of Presentation

The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles in the United States. All adjustments (consisting of normal recurring adjustments), which, in the opinion of management are necessary for a fair presentation of the financial statements and to make the financial statements not misleading have been included. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012. The results for the three month period ended December 31, 2012 is not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2013 or any future interim period. Certain amounts in the 2011 financial statements have been reclassified to conform to the 2012 presentation format. These reclassifications had no effect on stockholders’ equity or net income.

(3)         Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  The following table sets forth the computation of basic and diluted EPS for the three months ended December 31, 2012 and 2011 (dollars in thousands, except per share data):

	Three Months Ended December 31,
	2012	2011
Net income available to common stockholders	$754	$831

Basic EPS:
Weighted average shares outstanding	3,100,604	3,202,124
Basic EPS	$0.24	$0.26

Diluted EPS:
Weighted average shares outstanding	3,100,604	3,202,124
Diluted effect of common stock equivalents	—	—
Total diluted weighted average shares outstanding	3,100,604	3,202,124
Diluted EPS	$0.24	$0.26

Options to purchase 278,075 shares of common stock at $16.50 per share were issued on July 26, 2012 but were not included in the computation of diluted EPS because to do so would have been antidilutive. All restricted stock was antidilutive.

(4)         Recent Accounting Pronouncements

In July, 2012, the FASB issued ASU 2012-02, Intangibles — Goodwill and Other (Topic 350) — Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that an indefinite-lived intangible asset is impaired, then the entity must perform the quantitative impairment test. If, under the quantitative impairment test, the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess.  Permitting an entity to assess qualitative factors when testing indefinite-lived intangible assets for impairment results in guidance that is similar to the goodwill impairment testing guidance in ASU 2011-08. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 (early adoption permitted).   This ASU is not expected to have a significant impact on the Company’s financial statements.

In October, 2012, the FASB issued ASU 2012-06, Business Combinations (Topic 805) - Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution.  ASU 2012-06 requires that when a reporting entity recognizes an indemnification asset (in accordance with Subtopic 805-20) as a

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)

December 31, 2012

(4)   Recent Accounting Pronouncements (Continued)

result of a government assisted acquisition of a financial institution and subsequently a change in the cash flows expected to be collected on the indemnification asset occurs (as a result of a change in cash flows expected to be collected on the assets subject to indemnification), the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification.  Any amortization of changes in value should be limited to the contractual term of the indemnification agreement (that is, the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets).  ASU 2012-06 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. Early adoption is permitted. The amendments should be applied prospectively to any new indemnification assets acquired after the date of adoption and to indemnification assets existing as of the date of adoption arising from a government-assisted acquisition of a financial institution.  This ASU is not expected to have a significant impact on the Company’s financial statements.

(5)     Investment Securities

Investment securities available for sale at December 31, 2012 and at September 30, 2012 are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2012:
U.S. government and agency obligations due:
Beyond 1 year but within 5 years	$11,995	$114	$—	$12,109
Beyond 5 years but within 10 years	10,000	39	(15)	10,024
Corporate bonds due:
Within 1 year	250	1	—	251
Beyond 1 year but within 5 years	7,001	58	(83)	6,976
Municipal obligations due:
Beyond 1 year but within 5 years	5,053	193	—	5,246
Beyond 5 years but within 10 years	22,147	1,224	(10)	23,361
Beyond 10 years	4,986	318	—	5,304
Equity securities	1,220	123	(16)	1,327

	$62,652	$2,070	$(124)	$64,598

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2012:
U.S. government and agency obligations due:
Beyond 1 year but within 5 years	$13,994	$112	$—	$14,106
Beyond 5 years but within 10 years	7,000	49	—	7,049
Corporate bonds due:
Within 1 year	251	3	—	254
Beyond 1 year but within 5 years	7,002	60	(216)	6,846
Municipal obligations due:
Beyond 1 year but within 5 years	2,421	145	—	2,566
Beyond 5 years but within 10 years	23,876	1,321	(8)	25,189
Beyond 10 years	4,987	334	—	5,321
Equity securities	1,214	141	(11)	1,344

	$60,745	$2,165	$(235)	$62,675

During the three months ended December 31, 2012, losses on sales of investment securities were $1,000 and proceeds from such sales were $36,000.  During the three months ended December 31, 2011, gains on sales of investment securities were $52,000 and proceeds from such sales were $6.1 million.

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)

December 31, 2012

(5)         Investment Securities (Continued)

The following table shows the fair value and gross unrealized losses on investment securities and the length of time that the securities have been in a continuous unrealized loss position at December 31, 2012 and at September 30, 2012 (dollars in thousands):

	December 31, 2012
	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. government and agency obligations	$3,985	$(15)	$—	$—	$3,985	$(15)
Corporate bonds	—	—	4,917	(83)	4,917	(83)
Municipal obligations	2,148	(10)	—	—	2,148	(10)
Equity securities	80	(5)	86	(11)	166	(16)

Total	$6,213	$(30)	$5,003	$(94)	$11,216	$(124)

	September 30, 2012
	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate bonds	$—	$—	$4,784	$(216)	$4,784	$(216)
Municipal obligations	1,443	(8)	—	—	1,443	(8)
Equity securities	49	(4)	82	(7)	131	(11)

Total	$1,492	$(12)	$4,866	$(223)	$6,358	$(235)

At December 31, 2012, the Company held 21 securities in an unrealized loss position.  The decline in the fair value of these securities resulted primarily from interest rate fluctuations.  The Company does not intend to sell these securities nor is it more likely than not that the Company would be required to sell these securities before their anticipated recovery, and the Company believes the collection of the investment and related interest is probable.  Based on the above, the Company considers all of the unrealized losses to be temporary impairment losses.

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)

December 31, 2012

(6)         Mortgage-Backed Securities

Mortgage-backed securities available for sale at December 31, 2012 and at September 30, 2012 are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2012:
Government pass-throughs:
Ginnie Mae	$14,009	$203	$(22)	$14,190
Fannie Mae	16,316	592	—	16,908
Freddie Mac	2,759	175	—	2,934
Private pass-throughs	120	—	—	120
Collateralized mortgage obligations	2,150	31	—	2,181

	$35,354	$1,001	$(22)	$36,333

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2012:
Government pass-throughs:
Ginnie Mae	$15,159	$227	$(22)	$15,364
Fannie Mae	18,151	730	—	18,881
Freddie Mac	3,139	237	—	3,376
Private pass-throughs	123	—	(1)	122
Collateralized mortgage obligations	2,231	28	—	2,259

	$38,803	$1,222	$(23)	$40,002

During the three months ended December 31, 2012 and 2011, there were no sales of mortgage-backed securities.

The following table shows the fair value and gross unrealized losses on mortgage-backed securities and the length of time that the securities have been in a continuous unrealized loss position at December 31, 2012 and at September 30, 2012 (dollars in thousands):

	December 31, 2012
	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Ginnie Mae	$—	$—	$3,697	$(22)	$3,697	$(22)

Total	$—	$—	$3,697	$(22)	$3,697	$(22)

	September 30, 2012
	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Ginnie Mae	$3,943	$(22)	$—	$—	$3,943	$(22)
Private pass-throughs	—	—	122	(1)	122	(1)

Total	$3,943	$(22)	$122	$(1)	$4,065	$(23)

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)

December 31, 2012

(6)   Mortgage-Backed Securities (Continued)

At December 31, 2012, the Company held one mortgage-backed security in an unrealized loss position.  The decline in the fair value of this security resulted primarily from interest rate fluctuations.  The Company does not intend to sell this security nor is it more likely than not that the Company would be required to sell this security before its anticipated recovery, and the Company believes the collection of the investment and related interest is probable.  Based on the above, the Company considers all of the unrealized loss to be temporary impairment loss.

Mortgage-backed securities with a carrying value of $15.8 million and $17.7 million were pledged to secure repurchase agreements and public fund accounts at December 31, 2012 and at September 30, 2012, respectively.

(7)  Loans Receivable and Related Allowance for Loan Losses

The following table summarizes the primary segments of the loan portfolio as of December 31, 2012 and September 30, 2012 (dollars in thousands):

	Real Estate Loans
	One-to-four-		Home
	family	Commercial	Equity Loans
	Residential and	Real	and Lines		Other
	Construction	Estate	of Credit	Commercial	Loans	Total
December 31, 2012:
Collectively evaluated for impairment	$140,552	$88,764	$48,230	$12,590	$2,043	$292,179
Individually evaluated for impairment	—	2,407	—	84	—	2,491
Total loans before allowance for loan losses	$140,552	$91,171	$48,230	$12,674	$2,043	$294,670

September 30, 2012:
Collectively evaluated for impairment	$141,146	$89,665	$47,999	$11,806	$2,158	$292,774
Individually evaluated for impairment	—	2,362	—	451	—	2,813
Total loans before allowance for loan losses	$141,146	$92,027	$47,999	$12,257	$2,158	$295,587

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

Management evaluates individual loans in the commercial and commercial real estate loan segments for possible impairment if the loan is in nonaccrual status or is risk rated Substandard, Doubtful or Loss and is greater than 90 days past due.  Loans are considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in evaluating impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)

December 31, 2012

(7)        Loans Receivable and Related Allowance for Loan Losses (Continued)

owed.  The Company does not separately evaluate individual consumer and residential real estate loans for impairment, unless such loans are part of a larger relationship that is impaired, or are classified as a troubled debt restructuring (“TDR”).  Once the determination has been made that a loan is impaired, the determination of whether a specific allocation of the allowance is necessary is measured by comparing the recorded investment in the loan to the fair value of the loan using one of three methods: (a) the present value of expected future cash flows discounted at the loan’s effective interest rate; (b) the loan’s observable market price; or (c) the fair value of the collateral less selling costs. The method is selected on a loan by loan basis, with management primarily utilizing the fair value of collateral method.  The evaluation of the need and amount of a specific allocation of the allowance and whether a loan can be removed from impairment status is made on a quarterly basis.  The Company’s policy for recognizing interest income on impaired loans does not differ from its overall policy for interest recognition.

Consistent with accounting and regulatory guidance, the Company recognizes a TDR when the Bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that would not normally be considered.  Regardless of the form of concession granted, the Company’s objective in offering a TDR is to increase the probability of repayment of the borrower’s loan.  To be considered a TDR, the borrower must be experiencing financial difficulties and the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that would not otherwise be considered.  The Company did not have any TDRs at December 31, 2012 or September 30, 2012 nor did they have any TDRs within the preceding year where a concession had been made that then defaulted in 2012 or 2011.

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary at December 31, 2012 and September 30, 2012 (dollars in thousands):

	Impaired Loans With Allowance		Impaired Loans Without Allowance	Total Impaired Loans
	Recorded	Related	Recorded	Recorded	Unpaid Principal
	Investment	Allowance	Investment	Investment	Balance
December 31, 2012:
Commercial real estate	$2,407	$603	$—	$2,407	$2,407
Commercial	84	21	—	84	84
Total impaired loans	$2,491	$624	$—	$2,491	$2,491

September 30, 2012:
Commercial real estate	$2,362	$709	$—	$2,362	$2,362
Commercial	451	135	—	451	451
Total impaired loans	$2,813	$844	$—	$2,813	$2,813

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated (dollars in thousands):

	Three months ended December 31,
	2012	2011
Average investment in impaired loans:
Commercial real estate	$2,385	$2,645
Commercial	267	328
Total impaired loans	$2,652	$2,973

Interest income recognized on impaired loans:
Accrual basis	$—	$—

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

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)

December 31, 2012

(7)         Loans Receivable and Related Allowance for Loan Losses (Continued)

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass and the criticized categories of special mention, substandard and doubtful within the internal risk rating system as of December 31, 2012 and September 30, 2012 (dollars in thousands):

		Special
	Pass	Mention	Substandard	Doubtful	Total
December 31, 2012:
First mortgage loans:
One-to-four-family residential and construction	$139,102	$—	$1,450	$—	$140,552
Commercial real estate	85,523	2,218	3,430	—	91,171
Home equity loans and lines of credit	48,184	—	46	—	48,230
Commercial loans	12,590	—	84	—	12,674
Other loans	2,043	—	—	—	2,043
Total	$287,442	$2,218	$5,010	$—	$294,670

September 30, 2012:
First mortgage loans:
One-to-four-family residential and construction	$140,057	$—	$1,089	$—	$141,146
Commercial real estate	86,091	2,543	3,393	—	92,027
Home equity loans and lines of credit	47,933	—	66	—	47,999
Commercial loans	11,806	—	451	—	12,257
Other loans	2,153	—	3	2	2,158
Total	$288,040	$2,543	$5,002	$2	$295,587

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)

December 31, 2012

(7)  Loans Receivable and Related Allowance for Loan Losses (Continued)

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of December 31, 2012 and September 30, 2012 (dollars in thousands):

		30-59 Days	60-89 Days	Non-Accrual	90 Days Past	Total
	Current	Past Due	Past Due	(90 Days+)	Due & Accruing	Loans
December 31, 2012:
First mortgage loans:
One-to-four-family residential and construction	$135,908	$2,803	$391	$1,450	$—	$140,552
Commercial real estate	87,059	1,615	90	2,407	—	91,171
Home equity loans and lines of credit	47,908	225	51	46	—	48,230
Commercial loans	12,588	2	—	84	—	12,674
Other loans	2,012	31	—	—	—	2,043
Total	$285,475	$4,676	$532	$3,987	$—	$294,670

September 30, 2012:
First mortgage loans:
One-to-four-family residential and construction	$137,817	$1,529	$711	$1,089	$—	$141,146
Commercial real estate	88,342	1,133	190	2,362	—	92,027
Home equity loans and lines of credit	47,611	315	7	66	—	47,999
Commercial loans	11,696	50	60	451	—	12,257
Other loans	2,126	28	1	3	—	2,158
Total	$287,592	$3,055	$969	$3,971	$—	$295,587

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

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)

December 31, 2012

(7)  Loans Receivable and Related Allowance for Loan Losses (Continued)

The following tables summarize the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment.  Activity in the allowance is presented for the three months ended December 31, 2012 and 2011 (dollars in thousands):

	Real Estate Loans
	One-to-four-		Home
	family	Commercial	Equity Loans
	Residential and	Real	and Lines		Other
	Construction	Estate	of Credit	Commercial	Loans	Total

Balance at September 30, 2012	$826	$2,846	$173	$454	$175	$4,474
Charge-offs	(66)	(92)	(6)	(389)	(10)	(563)
Recoveries	—	—	—	—	7	7
Provision	150	—	—	75	—	225
Balance at December 31, 2012	$910	$2,754	$167	$140	$172	$4,143

Balance at September 30, 2011	$682	$3,024	$173	$452	$190	$4,521
Charge-offs	—	(54)	—	(500)	(2)	(556)
Recoveries	—	58	—	1	1	60
Provision	—	—	—	300	—	300
Balance at December 31, 2011	$682	$3,028	$173	$253	$189	$4,325

	Real Estate Loans
	One-to-four-		Home
	family	Commercial	Equity Loans
	Residential and	Real	and Lines		Other
	Construction	Estate	of Credit	Commercial	Loans	Total
Evaluated for Impairment:
Individually	$—	$603	$—	$21	$—	$624
Collectively	910	2,151	167	119	172	3,519
Balance at December 31, 2012	$910	$2,754	$167	$140	$172	$4,143

Evaluated for Impairment:
Individually	$—	$709	$—	$135	$—	$844
Collectively	826	2,137	173	319	175	3,630
Balance at September 30, 2012	$826	$2,846	$173	$454	$175	$4,474

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

In connection with the stock conversion, the purchase of the 278,254 shares of the Company stock by the ESOP was funded by a loan from the Company through the Bank.  Unreleased ESOP shares collateralize the loan payable, and the cost of the shares is recorded as a contra-equity account in the stockholders’ equity of the Company.  Shares are released as debt payments are made by the ESOP to

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)

December 31, 2012

(8)  Employee Stock Ownership Plan (Continued)

the loan.  The ESOP’s sources of repayment of the loan can include dividends, if any, on the unallocated stock held by the ESOP and discretionary contributions from the Company to the ESOP and earnings thereon.

Compensation expense is equal to the fair value of the shares committed to be released and unallocated ESOP shares are excluded from outstanding shares for purposes of computing earnings per share.  Compensation expense related to the ESOP of $63,000 and $54,000 was recognized during the three months ended December 31, 2012 and 2011, respectively.  Dividends on unallocated shares are not treated as ordinary dividends and are instead used to paydown the ESOP loan and recorded as compensation expense.

As of December 31, 2012, the ESOP held a total of 277,886 shares of the Company’s stock, and there were 245,731 unallocated shares.  The fair market value of the unallocated ESOP shares was $4.3 million at December 31, 2012.

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

On a quarterly basis, management reviews the pricing information received from the Company’s third-party pricing service.  This review process includes a comparison to non-binding third-party broker quotes, as well as a review of market-related conditions impacting the information provided by the Company’s third-party pricing service.  Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume or frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets.  Securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)

December 31, 2012

(9)  Fair Value of Assets and Liabilities (Continued)

unobservable inputs.  As of December 31, 2012 and September 30, 2012, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.  On a quarterly basis, management also reviews a sample of securities priced by the Company’s third-party pricing service to review significant assumptions and valuation methodologies used.  Based on this review, management determines whether the current placement of the security in the fair value hierarchy is appropriate or whether transfers may be warranted.

The following table presents the assets measured at fair value on a recurring basis as of December 31, 2012 and September 30, 2012 by level within the fair value hierarchy (dollars in thousands):

	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	or Liabilities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2012:
Investment securities available for sale:
U.S. government and agency obligations	$—	$22,133	$—	$22,133
Corporate bonds	—	7,227	—	7,227
Municipal obligations	—	33,911	—	33,911
Equity securities	1,327	—	—	1,327
Total investment securities available for sale	1,327	63,271	—	64,598
Mortgage-backed securities available for sale	—	36,333	—	36,333

Total recurring fair value measurements	$1,327	$99,604	$—	$100,931

September 30, 2012:
Investment securities available for sale:
U.S. government and agency obligations	$—	$21,155	$—	$21,155
Corporate bonds	—	7,100	—	7,100
Municipal obligations	—	33,076	—	33,076
Equity securities	1,344	—	—	1,344
Total investment securities available for sale	1,344	61,331	—	62,675
Mortgage-backed securities available for sale	—	40,002	—	40,002

Total recurring fair value measurements	$1,344	$101,333	$—	$102,677

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)

December 31, 2012

(9)  Fair Value of Assets and Liabilities (Continued)

Assets Measured at Fair Value on a Nonrecurring Basis

The following table presents the assets measured at fair value on a nonrecurring basis as of December 31, 2012 and September 30, 2012 by level within the fair value hierarchy (dollars in thousands):

	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	or Liabilities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2012:
Foreclosed real estate	$—	$—	$395	$395
Impaired loans	—	—	1,867	1,867
Total nonrecurring fair value measurements	$—	$—	$2,262	$2,262

September 30, 2012:
Foreclosed real estate	$—	$—	$463	$463
Impaired loans	—	—	1,969	1,969
Total nonrecurring fair value measurements	$—	$—	$2,432	$2,432

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Company uses level 3 inputs to determine fair value (dollars in thousands):

		Quantitative Information about Level 3 Fair Value Measurements
			Valuation	Unobservable	Range
	December 31, 2012	September 30, 2012	Techniques	Input	(Weighted Average)
Foreclosed real estate	$395	$463	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -40% (-25)%
				Liquidation expenses (2)	0% to -10% (-5)%

Impaired loans	$1,867	$1,969	Fair value of collateral (1), (3)	Appraisal adjustments (2)	0% to -40% (-25)%
				Liquidation expenses (2)	0% to -10% (-5)%

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

December 31, 2012

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

Other Financial Instruments

The carrying amounts reported in the consolidated statements of financial condition approximate fair value for the following financial instruments (Level 1):  cash on hand and due from banks, interest-earning deposits in other institutions, Federal Home Loan Bank stock, accrued interest receivable, bank-owned life insurance, demand, savings and club accounts, securities sold under agreements to repurchase and accrued interest payable.  For short-term financial assets, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For financial liabilities such as interest and noninterest-bearing demand, savings and club accounts, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.  For financial liabilities such as the Company’s securities sold under agreements to repurchase which are with commercial deposit customers, the carrying amount is a reasonable estimate of fair value due to the short time nature of the agreement.

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)

December 31, 2012

(9)  Fair Value of Assets and Liabilities (Continued)

The following table presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2012 and September 30, 2012 (dollars in thousands):

		Fair Value Measurements
		Quoted Prices in	Significant
		Active Markets for	Other	Significant
		Identical Assets	Observable	Unobservable
	Carrying	or Liabilities	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
December 31, 2012:
Financial Instruments - Assets:
Cash on hand and due from banks	$2,087	$2,087	$—	$—
Interest-earning deposits in other institutions	8,099	8,099	—	—
Investment securities	64,598	1,327	63,271	—
Mortgage-backed securities	36,333	—	36,333	—
Federal Home Loan Bank stock	2,667	2,667	—	—
Loans receivable	290,527	—	—	300,233
Loans held for sale	630	651	—	—
Bank-owned life insurance	13,384	13,384	—	—
Accrued interest receivable	1,260	1,260		—
Financial Instruments - Liabilities:				—
Demand, savings and club accounts	187,624	187,624	—	—
Certificate deposit accounts	136,374	—	—	143,206
Federal Home Loan Bank advances	24,360	—	—	24,745
Securities sold under agreements to repurchase	4,454	4,454	—	—
Accrued interest payable	245	245	—	—

September 30, 2012:
Financial Instruments - Assets:
Cash on hand and due from banks	$1,729	$1,729	$—	$—
Interest-earning deposits in other institutions	14,045	14,045	—	—
Federal funds sold	3,000	3,000
Investment securities	62,675	1,344	61,331	—
Mortgage-backed securities	40,002	—	40,002	—
Federal Home Loan Bank stock	2,683	2,683	—	—
Loans receivable	291,113	—	—	301,798
Loans held for sale	905	932	—	—
Bank-owned life insurance	10,282	10,282	—	—
Accrued interest receivable	1,313	1,313		—
Financial Instruments - Liabilities:				—
Demand, savings and club accounts	192,266	192,266	—	—
Certificate deposit accounts	138,033	—	—	145,059
Federal Home Loan Bank advances	26,849	—	—	27,330
Securities sold under agreements to repurchase	3,232	3,232	—	—
Accrued interest payable	225	225	—	—

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides further detail to the financial condition and results of operations of the Company.  The section should be read in conjunction with the notes and unaudited consolidated financial statements presented elsewhere in this report.

The Company’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of December 31, 2012 have remained unchanged from the disclosures presented in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Forward-looking statements in this report relating to the Company’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.   The information contained in this report should be read in conjunction with the Company’s most recent annual report filed with the Securities and Exchange Commission on Form 10-K for the year ended September 30, 2012.  Investors are cautioned that forward-looking statements include risks and uncertainties that could cause actual results to differ materially from those contemplated by such statements, including without limitation, the effect of regional and national general economic conditions; competition among depository and other financial institutions; inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments; adverse changes in the securities markets; changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements; our ability to enter new markets successfully and capitalize on growth opportunities; our ability to successfully integrate acquired entities, if any; changes in consumer spending, borrowing and savings habits; changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board; changes in our organization, compensation and benefit plans; changes in our financial condition or results of operations that reduce capital available to pay dividends; changes in the financial condition or future prospects of issuers of securities that we own.  The Company does not assume any duty to update forward-looking statements.

Standard Financial Corp. is a Maryland corporation that provides a wide array of retail and commercial financial products and services to individuals, families and businesses through ten banking offices located in the Pennsylvania counties of Allegheny, Westmoreland and Bedford and Allegany County, Maryland through its wholly-owned subsidiary Standard Bank.

Comparison of Financial Condition at December 31, 2012 and September 30, 2012

General.  The Company’s total assets decreased $8.4 million, or 1.9%, to $435.0 million at December 31, 2012 from $443.4 million at September 30, 2012.  The decrease was due primarily to a decrease in cash and cash equivalents due to deposit outflows and funds used to repay maturing Federal Home Loan Bank advances. In addition, $3.0 million of cash was utilized to purchase additional bank-owned life insurance during the quarter ended December 31, 2012.  Total liabilities decreased $7.8 million, or 2.2%, to $355.5 million at December 31, 2012 from $363.3 million at September 30, 2012 due to a decrease in deposits and the repayment of Federal Home Loan Bank advances.

Cash and Cash Equivalents.  Cash and cash equivalents decreased $8.6 million, or 45.7%, to $10.2 million at December 31, 2012 from $18.8 million at September 30, 2012 due to deposit outflows and funds used to repay maturing Federal Home Loan Bank advances as well as to purchase additional bank owned life insurance.

Loans.  At December 31, 2012, net loans were $290.5 million, or 66.8% of total assets compared to $291.1 million, or 65.7% of total assets at September 30, 2012.  The $586,000, or 0.2% decrease, was due to decreases in the commercial real estate and the one- to four-family residential real estate portfolios as a result of increased loan repayments which exceeded new loan originations during the quarter.

Investment Securities.  Investment securities available for sale increased $1.9 million to $64.6 million at December 31, 2012 from $62.7 million at September 30, 2012.  Purchases of $8.9 million of investment securities during the three months ended December 31, 2012 consisted primarily of government agency bonds and tax-exempt municipal securities.  The purchases were offset by calls of government agency bonds totaling $7.0 million during the three months ended December 31, 2012.

Mortgage-Backed Securities.  The Company’s mortgage-backed securities available for sale decreased $3.7 million to $36.3 million at December 31, 2012 from $40.0 million at September 30, 2012 due to repayments of mortgage-backed securities of $3.4 million during the current quarter.

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

Deposits decreased $6.3 million, or 1.9%, to $324.0 million at December 31, 2012 from $330.3 million at September 30, 2012.  The decrease resulted primarily from a $4.6 million, or 2.4%, decrease in demand and savings accounts and $1.7 million, or 1.2%, decrease in certificate of deposit accounts during the three months ended December 31, 2012 due in part to changes in customer investment preferences and seasonal cash usage.

Borrowings.  Our borrowings consist of advances from the Federal Home Loan Bank of Pittsburgh and funds borrowed under repurchase agreements.  Total borrowings decreased $1.3 million, or 4.2%, to $28.8 million at December 31, 2012 from $30.1 million at September 30, 2012.  The decrease was due primarily to the repayment of $2.5 million of maturing Federal Home Loan Bank advances partly offset by a $1.2 million increase in repurchase agreements during the three months ended December 31, 2012.

Stockholders’ Equity.  Stockholders’ equity decreased $570,000 to $79.5 million at December 31, 2012 from $80.1 million at September 30, 2012.  The decrease was due primarily to the repurchase of common stock totaling $1.3 million partly offset by net income of $754,000 for the three months ended December 31, 2012.

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

	For the Three Months Ended December 31,
	2012			2011
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$295,873	$3,463	4.68%	$291,735	$3,787	5.19%
Investment and mortgage-backed securities	101,534	593	2.34%	103,043	653	2.53%
Interest earning deposits	9,330	2	0.09%	11,700	1	0.03%
Total interest-earning assets	406,737	4,058	3.99%	406,478	4,441	4.37%
Noninterest-earning assets	31,428			30,339
Total assets	$438,165			$436,817
Interest-bearing liabilities:
Savings accounts	$109,605	37	0.14%	$114,053	63	0.22%
Certificates of deposit	137,268	810	2.36%	136,804	851	2.49%
Money market accounts	6,806	2	0.12%	6,775	2	0.12%
Demand and NOW accounts	72,696	14	0.08%	65,910	13	0.08%
Total deposits	326,375	863	1.06%	323,542	929	1.15%
Federal Home Loan Bank advances	26,488	154	2.33%	28,213	194	2.75%
Securities sold under agreements to repurchase	3,484	1	0.11%	4,064	2	0.20%
Total interest-bearing liabilities	356,347	1,018	1.14%	355,819	1,125	1.26%
Noninterest-bearing liabilities	1,801			2,604
Total liabilities	358,148			358,423
Stockholders’ equity	80,017			78,394
Total liabilities and stockholders’ equity	$438,165			$436,817

Net interest income		$3,040			$3,316
Net interest rate spread (1)			2.85%			3.11%
Net interest-earning assets (2)	$50,390			$50,659
Net interest margin (3)			2.99%			3.26%
Average interest-earning assets to interest-bearing liabilities	114.14%			114.24%

(1)     Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)     Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(3)     Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended December 31, 2012 and 2011

General.  Net income for the quarter ended December 31, 2012 was $754,000 compared to $831,000 for the quarter ended December 31, 2011, a decrease of $77,000, or 9.3%.  The decrease was primarily the result of a decline in net interest income of $276,000, or 8.3%, partially offset by higher noninterest income of $92,000, or 15.5%, and a decrease in the provision for loan losses of $75,000, or 25.0%.

Net Interest Income.  Net interest income for the quarter ended December 31, 2012 was $3.0 million compared to $3.3 million for the quarter ended December 31, 2011.  Our net interest rate spread and net interest margin were 2.85% and 2.99%, respectively for the three months ended December 31, 2012 compared to 3.11% and 3.26% for the same period in the prior year.  The decrease in the net interest rate spread and net interest rate margin was the result of the yield on interest-earning assets declining more rapidly than the cost of interest-bearing liabilities.

Interest and Dividend Income.  Total interest and dividend income decreased by $383,000, or 8.6%, to $4.1 million for the three months ended December 31, 2012 compared to the same period in the prior year.  The decrease was due to a decrease in the average yield on interest-earning assets.  The average yield on interest-earning assets decreased to 3.99% for the three months ended December 31, 2012 from 4.37% for the same period in the prior year.  Average interest-earning assets increased to $406.7 million for the three months ended December 31, 2012 from $406.5 million for the same period in 2011.

Interest income on loans decreased $324,000, or 8.5%, to $3.5 million for the three months ended December 31, 2012 due to a decrease in the average yield on loans.  The average yield on loans receivable decreased to 4.68% for the three months ended December 31, 2012 from 5.19% for the same period in the prior year.  The decrease in average yield was primarily attributable to our variable rate loans adjusting downward as prime and short-term interest rates remained low as well as the origination of new loans in a generally lower interest rate environment and repayment/refinance of higher rate loans.  Average loans receivable increased by $4.1 million, or 1.4%, to $295.9 million for the three months ended December 31, 2012 from $291.7 million for the same period in the prior year.

Interest income on investment and mortgage-backed securities decreased by $60,000, or 9.2%, to $593,000 for the three months ended December 31, 2012 from $653,000 for the same period in the prior year.   This decrease was due in part to a decrease in the average yield earned on investments and mortgage-backed securities to 2.34% for the three months ended December 31, 2012 from 2.53% for the same period in the prior year due to new investments added in a lower interest rate environment and variable rate investments that adjusted downward.  Additionally, the average balance of investment and mortgage-backed securities decreased by $1.5 million, or 1.5%, to $101.5 million for the three months ended December 31, 2012 from $103.0 million for the same period in the prior year.

Interest Expense.  Total interest expense decreased by $107,000, or 9.5%, to $1.0 million for the three months ended December 31, 2012 from $1.1 million for the same period in the prior year.  This decrease in interest expense was due to a decrease in the average cost of interest-bearing liabilities to 1.14% for the three months ended December 31, 2012 from 1.26% for the same prior year period.  Partially offsetting this decrease in interest expense was as an increase in the average balance of interest-bearing liabilities of $528,000, or 0.1%, to $356.3 million for the three months ended December 31, 2012 from $355.8 million for the same period in the prior year.

Interest expense on deposits decreased by $66,000, or 7.1%, to $863,000 for the three months ended December 31, 2012 from $929,000 for the same period in the prior year.  The average cost of deposits declined from 1.15% for the three months ended December 31, 2011 to 1.06% for the three months ended December 31, 2012.  The continued low level of market interest rates enabled us to reduce the rates of interest paid on deposit products.  Partially offsetting this decrease in interest expense on deposits was an increase in the average balance of deposits which increased $2.8 million, or 0.9%, to $326.4 million for the three months ended December 31, 2012 from the same period in 2011.

Interest expense on Federal Home Loan Bank advances decreased $40,000, or 20.6%, to $154,000 for the three months ended December 31, 2012 from $194,000 for the same period in the prior year.  The average balance of advances decreased $1.7 million, or 6.1%, to $26.5   million for the three months ended December 31, 2012 compared to the same period in the prior year.  In addition, the average cost of advances decreased to 2.33% for the quarter ended December 31, 2012 from 2.75% for the quarter ended December 31, 2011 as higher rate advances matured and were repaid.

Provision for Loan Losses.  The provision for loan losses decreased by $75,000 to $225,000 for the three months ended December 31, 2012 from $300,000 for the same period in 2011.  Non-performing loans at December 31, 2012 were $4.0 million or 1.35% of total loans, $4.0 million or 1.34% of total loans at September 30, 2012 and $3.8 million or 1.30% of total loans at December 31, 2011.  The provision that was recorded was sufficient, in management’s judgment, to bring the allowance for loan losses to a level that reflects the losses inherent in our loan portfolio relative to loan mix, economic conditions and historical loss experience.  See “Non-Performing and Problem Assets” for additional information.

Noninterest Income.  Noninterest income increased $92,000, or 15.5%, to $686,000 for the three months ended December 31, 2012 from $594,000 for the same period in the prior year.  The increase was due mainly to higher net loan sale gains of $76,000 resulting from a higher volume of loan sales and increased service fee income of $46,000 partly offset by lower gains from securities sales of $53,000.

Noninterest Expenses.  Noninterest expenses increased by $27,000, or 1.1%, to $2.4 million for the three months ended December 31, 2012 compared to the same period in 2011.  Compensation and employee benefits increased $122,000 for the quarter ended December 31, 2012 compared to the same period in the prior year due to general cost increases in personnel related expenses and compensation stock award expense for the grants of options and restricted stock that were made on July 26, 2012.  Other operating expenses declined $100,000, or 22.3%, for the quarter ended December 31, 2012 compared to the same quarter in the prior year due to lower expenses relating to foreclosed real estate properties in addition to improved results on the final disposition of the properties.

Income Tax Expense.  The Company recorded a provision for income tax of $302,000 for the three months ended December 31, 2012 compared to $361,000 for the three months ended December 31, 2011. The effective tax rate was 28.6% for the three months ended December 31, 2012 and 30.3% for the three months ended December 31, 2011, which was lower due in part to a higher level of nontaxable income.

Non-Performing and Problem Assets

There were no loans in arrears 90 days or more and still accruing interest at December 31, 2012.  Loans in arrears 90 days or more or in process of foreclosure (non-accrual loans) were as follows:

			Percentage of
	Number of Loans	Amount	Loans Receivable
	(Dollars in thousands)

December 31, 2012	23	$3,987	1.35%
September 30, 2012	26	3,971	1.34

At December 31, 2012 and September 30, 2012, the Company had impaired loans totaling $2.5 million and $2.8 million, respectively.   The largest impaired loan at both dates was a $1.0 million loan representing a 6% interest in a participation loan that was secured by commercial real estate and a mall in West Virginia.  Foreclosure on this loan was initiated by the participating banks but a declaration of bankruptcy by the borrower has caused a delay in this process.  The second largest impaired loan at both dates was a $700,000 loan which was secured by commercial real estate and a restaurant in Maryland.  The borrower on this loan has declared bankruptcy which also delayed foreclosure proceedings.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations.  Our primary sources of funds consist of deposit inflows, loan repayments and sales, advances from the Federal Home Loan Bank of Pittsburgh, repurchase agreements and maturities, principal repayments and the sale of available-for-sale securities.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.  Our Asset/Liability Management Committee, under the direction of our Chief Financial Officer, is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies.  We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2012.

At December 31, 2012, we had $13.2 million in loan commitments outstanding of which $12.4 million were for commercial loans and $774,000 for one- to four-family residential loans.  In addition to commitments to originate loans, we had $13.8 million in unused lines of credit to borrowers and $558,000 in undisbursed funds for construction loans in process.  Certificates of deposit due within one year of December 31, 2012 totaled $29.9 million, or 9.2% of total deposits.  If these deposits do not remain with us, we may be required to seek other sources of funds, including loan and securities sales, repurchase agreements and Federal Home Loan Bank advances.  The maximum borrowing capacity at the FHLB at December 31, 2012 was $128.5 million.

Current regulatory requirements specify that the Bank and similar institutions must maintain leverage capital equal to 4% of adjusted total assets and risk-based capital equal to 8% of risk-weighted assets.  The Federal Deposit Insurance Corporation (“FDIC”) may require higher core capital ratios if warranted, and institutions are to maintain capital levels consistent with their risk exposures.  The FDIC reserves the right to apply this higher standard to any insured financial institution when considering an institution’s capital adequacy.  At December 31, 2012, Standard Bank was in compliance with all regulatory capital requirements with leverage and risk-based capital ratios of 13.31% and 20.30%, respectively, and was considered “well capitalized” under regulatory guidelines.

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

PART II — OTHER INFORMATION

ITEM 1.                Legal Proceedings

At December 31, 2012, the Company is not involved in any pending legal proceedings other than non-material legal proceedings undertaken in the ordinary course of business.

ITEM 1A.               Risk Factors

Not applicable to smaller reporting companies.

ITEM 2.                                                 Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of common stock of the Company during the indicated periods.

			Total Number of Shares	Maximum number of Shares
	Total Number	Average	Purchased as Part	That May Yet Be
	of Shares	Price Paid	of Publicly Announced	Purchased Under the
Period	Purchased	Per Share	Plans or Programs	Plans or Programs (1)
October 1-31, 2012	—	$—	—	238,100
November 1-30, 2012	46,000	17.55	46,000	192,100
December 1-31, 2012	25,700	17.44	25,700	166,400
Totals	71,700	$17.51	71,700

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

ITEM 3.                                                     Defaults Upon Senior Securities

Not Applicable

ITEM 4.                                                     Mine Safety Disclosures

Not Applicable

ITEM 5.                                                     Other Information

None

ITEM 6                   Exhibits

3.1	Articles of Incorporation of Standard Financial Corp.*
3.2	Bylaws of Standard Financial Corp.*
4	Form of Common Stock Certificate of Standard Financial Corp.*
10.1	Form of Standard Bank, PaSB Employee Stock Ownership Plan*
10.2	Form of Standard Financial Corp. and Standard Bank, PaSB Three-Year Employment Agreement*
10.3	Form of Standard Financial Corp. and Standard Bank, PaSB Two-Year Employment Agreement*
10.4	Form of Standard Bank, PaSB Change in Control Agreement*
10.5	Form of Phantom Stock Agreement for Officers*
10.6	Form of Phantom Stock Agreement for Directors*
10.7	Chief Financial Officer Performance Based Compensation Plan*
10.8	Chief Commercial Lending Officer Performance Based Compensation Plan*
10.9	Non-Compete Agreement between Standard Bank, PaSB and David C. Mathews*
10.10	2012 Equity Incentive Plan **

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document ***
101.SCH	XBRL Taxonomy Extension Schema Document ***
101.CAL	XBRL Taxonomy Calculation Linkbase Document ***
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document ***
101 LAB	XBRL Taxonomy Label Linkbase Document ***
101.PRE	XBRL Taxonomy Presentation Linkbase Document ***

*                                         Incorporated by reference to the Registration Statement on Form S-1 of Standard Financial Corp. (File No. 333-167579), originally filed with the Securities and Exchange Commission on June 17, 2010, as amended.

**                                  Incorporated by reference to Appendix A to the proxy statement for the Company’s Annual Meeting of Stockholders (File No. 001-34893), filed by the Company with the Securities and Exchange Commission on Schedule 14A on January 18, 2012.

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

STANDARD FINANCIAL CORP.

Signatures	Title	Date

/s/ Timothy K. Zimmerman	President, Chief Executive Officer and Director	February 7, 2013
Timothy K. Zimmerman	(Principal Executive Officer)

/s/ Colleen M. Brown	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 7, 2013
Colleen M. Brown