Form 10-Q
period 2013-03-31
Standard Financial Corp.
filed 2013-05-09
CIK 1492915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,222,476 shares, par value $0.01, at May 1, 2013.

Standard Financial Corp.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

Standard Financial Corp.

Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)

(Unaudited)

	March 31,	September 30,
	2013	2012
ASSETS
Cash on hand and due from banks	$2,179	$1,729
Interest-earning deposits in other institutions	11,612	14,045
Federal funds sold	—	3,000
Cash and Cash Equivalents	13,791	18,774

Investment securities available for sale, at fair value	70,513	62,675
Mortgage-backed securities available for sale, at fair value	34,087	40,002
Federal Home Loan Bank stock, at cost	2,955	2,683
Loans receivable, net of allowance for loan losses of $4,004 and $4,474	283,617	291,113
Loans held for sale	393	905
Foreclosed real estate	1,245	463
Office properties and equipment, at cost, less accumulated depreciation and amortization	3,730	3,840
Bank-owned life insurance	13,495	10,282
Goodwill	8,769	8,769
Core deposit intangible	435	519
Prepaid federal deposit insurance	454	584
Accrued interest receivable and other assets	2,818	2,823

TOTAL ASSETS	$436,302	$443,432

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Demand, savings and club accounts	$190,931	$192,266
Certificate accounts	134,214	138,033

Total Deposits	325,145	330,299

Federal Home Loan Bank advances	28,588	26,849
Securities sold under agreements to repurchase	3,275	3,232
Advance deposits by borrowers for taxes and insurance	505	635
Accrued interest payable and other liabilities	2,231	2,300

TOTAL LIABILITIES	359,744	363,315

Stockholders’ Equity
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value per share, 40,000,000 shares authorized, 3,222,476 and 3,480,573 shares outstanding, respectively	32	35
Additional paid-in-capital	27,138	31,839
Retained earnings	50,045	48,822
Unearned Employee Stock Ownership Plan (ESOP) shares	(2,567)	(2,644)
Accumulated other comprehensive income	1,910	2,065

TOTAL STOCKHOLDERS’ EQUITY	76,558	80,117

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$436,302	$443,432

See accompanying notes to the unaudited consolidated financial statements.

Standard Financial Corp.

Consolidated Statements of Income

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Interest and Dividend Income
Loans, including fees	$3,420	$3,717	$6,883	$7,504
Mortgage-backed securities	175	276	375	550
Investments:
Taxable	176	176	347	367
Tax-exempt	224	204	446	392
Interest-earning deposits and federal funds sold	1	1	3	2
Total Interest and Dividend Income	3,996	4,374	8,054	8,815

Interest Expense
Deposits	833	913	1,696	1,842
Federal Home Loan Bank advances	128	187	282	381
Securities sold under agreements to repurchase	1	2	2	4
Total Interest Expense	962	1,102	1,980	2,227

Net Interest Income	3,034	3,272	6,074	6,588

Provision for Loan Losses	150	300	375	600

Net Interest Income after Provision for Loan Losses	2,884	2,972	5,699	5,988

Noninterest Income
Service charges	420	411	862	807
Earnings on bank-owned life insurance	125	99	239	200
Net securities gains	13	3	13	55
Net loan sale gains	67	31	155	43
Annuity and mutual fund fees	54	37	88	64
Other income	15	10	23	16
Total Noninterest Income	694	591	1,380	1,185

Noninterest Expenses
Compensation and employee benefits	1,612	1,452	3,142	2,860
Data processing	105	116	204	223
Premises and occupancy costs	300	282	577	539
Core deposit amortization	42	42	84	84
Automatic teller machine expense	72	79	151	160
Federal deposit insurance	69	73	139	148
Other operating expenses	479	468	827	916
Total Noninterest Expenses	2,679	2,512	5,124	4,930

Income before Income Tax Expense	899	1,051	1,955	2,243

Income Tax Expense
Federal	134	235	381	534
State	44	34	99	96
Total Income Tax Expense	178	269	480	630

Net Income	$721	$782	$1,475	$1,613
Earnings Per Share:
Basic and diluted earnings per common share	$0.24	$0.25	$0.48	$0.51

Cash dividends paid per common share	$0.045	$0.045	$0.090	$0.090
Basic weighted average shares outstanding	3,040,799	3,159,423	3,071,030	3,181,000
Diluted weighted average shares outstanding	3,055,713	3,159,423	3,074,549	3,181,000

See accompanying notes to the unaudited consolidated financial statements.

Standard Financial Corp.

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012

Net Income	$721	$782	$1,475	$1,613

Other comprehensive income (loss):

Change in unrealized gain on securities available for sale	(17)	34	(222)	(305)
Tax effect	6	(12)	76	103

Reclassification adjustment for security gains realized in net income	(13)	(3)	(13)	(55)
Tax effect	4	1	4	18
Total other comprehensive (loss) income	(20)	20	(155)	(239)

Total Comprehensive Income	$701	$802	$1,320	$1,374

See accompanying notes to the unaudited consolidated financial statements.

Standard Financial Corp.

Consolidated Statement of Changes in Stockholders’ Equity

(Dollars in thousands, except per share data)

(Unaudited)

					Accumulated
		Additional		Unearned	Other	Total
	Common	Paid-In	Retained	ESOP	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Shares	Income	Equity

Balance, September 30, 2012	$35	$31,839	$48,822	$(2,644)	$2,065	$80,117

Net income	—	—	1,475	—	—	1,475

Other comprehensive loss	—	—	—	—	(155)	(155)

Stock repurchases (258,097 shares)	(3)	(4,981)	—	—	—	(4,984)

Cash dividends ($0.09 per share)	—	—	(252)	—	—	(252)

Compensation expense on stock awards	—	226	—	—	—	226

Compensation expense on ESOP	—	54	—	77	—	131

Balance, March 31, 2013	$32	$27,138	$50,045	$(2,567)	$1,910	$76,558

See accompanying notes to the unaudited consolidated financial statements.

Standard Financial Corp.

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Six Months Ended March 31,
	2013	2012
Net income	$1,475	$1,613
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	464	451
Provision for loan losses	375	600
Net securities gains	(13)	(55)
Origination of loans held for sale	(3,866)	(2,008)
Proceeds from sale of loans held for sale	4,533	1,740
Net loan sale gains	(155)	(43)
Compensation expense on ESOP	131	110
Compensation expense on stock awards	226	—
Deferred income taxes	63	200
Decrease in accrued interest receivable and other assets	22	368
Decrease in prepaid Federal deposit insurance	130	136
Earnings on bank-owned life insurance	(239)	(200)
Decrease in accrued interest payable and other liabiliites	(69)	(106)
Other, net	(33)	53
Net Cash Provided by Operating Activities	3,044	2,859
Cash Flows Provided by (Used in) Investing Activities
Net decrease (increase) in loans	6,135	(8,770)
Purchases of investment securities	(15,002)	(17,458)
Purchases of mortgage-backed securities	(1,003)	(7,514)
Proceeds from maturities/principal repayments/calls of investment securities	7,168	11,662
Proceeds from maturities/principal repayments/calls of mortgage-backed securities	6,394	5,496
Proceeds from sales of investment securities	94	6,110
Purchase of Federal Home Loan Bank stock	(416)	(48)
Redemption of Federal Home Loan Bank stock	144	277
Purchases of bank-owned life insurance	(3,000)	—
Proceeds from sales of foreclosed real estate	263	540
Net purchases of office properties and equipment	(66)	(213)
Net Cash Provided by (Used in) Investing Activities	711	(9,918)
Cash Flows (Used in) Provided by Financing Activities
Net (decrease) increase in demand, savings and club accounts	(1,335)	4,162
Net (decrease) increase in certificate accounts	(3,819)	6,417
Net increase in securities sold under agreements to repurchase	43	357
Repayments of Federal Home Loan Bank advances	(5,638)	(2,886)
Proceeds from Federal Home Loan Bank advances	7,377	6,002
Net decrease in advance deposits by borrowers for taxes and insurance	(130)	(131)
Dividends paid	(252)	(297)
Stock repurchases	(4,984)	(981)
Net Cash (Used in) Provided by Financing Activities	(8,738)	12,643
Net (Decrease) Increase in Cash and Cash Equivalents	(4,983)	5,584
Cash and Cash Equivalents - Beginning	18,774	12,658
Cash and Cash Equivalents - Ending	$13,791	$18,242
Supplementary Cash Flows Information
Interest paid	$1,982	$2,230
Income taxes paid	$386	$274
Supplementary Schedule of Noncash Investing and Financing Activities
Foreclosed real estate acquired in settlement of loans	$986	$620
Securities purchased not settled	$—	$1,710

See accompanying notes to the unaudited consolidated financial statements.

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)

March 31, 2013

(1)         Consolidation

The accompanying consolidated financial statements include the accounts of Standard Financial Corp. (the “Company”) and its direct and indirect wholly owned subsidiaries, Standard Bank, PaSB (the “Bank”), and Westmoreland Investment Company.  All significant intercompany accounts and transactions have been eliminated in consolidation.

(2)         Basis of Presentation

The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles in the United States. All adjustments (consisting of normal recurring adjustments), which, in the opinion of management are necessary for a fair presentation of the financial statements and to make the financial statements not misleading have been included. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012. The results for the three and six month periods ended March 31, 2013 is not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2013 or any future interim period. Certain amounts in the 2012 financial statements have been reclassified to conform to the 2013 presentation format. These reclassifications had no effect on stockholders’ equity or net income.

(3)         Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  The following table sets forth the computation of basic and diluted EPS for the three and six months ended March 31, 2013 and 2012 (dollars in thousands, except per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Net income available to common stockholders	$721	$782	$1,475	$1,613

Basic EPS:
Weighted average shares outstanding	3,040,799	3,159,423	3,071,030	3,181,000
Basic EPS	$0.24	$0.25	$0.48	$0.51

Diluted EPS:
Weighted average shares outstanding	3,040,799	3,159,423	3,071,030	3,181,000
Diluted effect of common stock equivalents	14,914	—	3,519	—
Total diluted weighted average shares outstanding	3,055,713	3,159,423	3,074,549	3,181,000
Diluted EPS	$0.24	$0.25	$0.48	$0.51

(4)         Recent Accounting Pronouncements

In October, 2012, the FASB issued ASU 2012-06, Business Combinations (Topic 805) - Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution.  ASU 2012-06 requires that when a reporting entity recognizes an indemnification asset (in accordance with Subtopic 805-20) as a result of a government assisted acquisition of a financial institution and subsequently a change in the cash flows expected to be collected on the indemnification asset occurs (as a result of a change in cash flows expected to be collected on the assets subject to indemnification), the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification.  Any amortization of changes in value should be limited to the contractual term of the indemnification agreement (that is, the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets).  ASU 2012-06 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. Early adoption is permitted. The amendments should be applied prospectively to any new indemnification assets acquired after the date of adoption and to indemnification assets existing as of the date of adoption arising from a government-assisted acquisition of a financial institution.  This ASU is not expected to have a significant impact on the Company’s financial statements.

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)

March 31, 2013

(4)         Recent Accounting Pronouncements

In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.   The amendments clarify that the scope of Update 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement.  An entity is required to apply the amendments for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented.  The effective date is the same as the effective date of Update 2011-11.  This ASU is not expected to have a significant impact on the Company’s financial statements.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220):  Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.   The amendments in this Update require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income.  For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts.  For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. For nonpublic entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2013. Early adoption is permitted.  The Company adopted this standard on January 1, 2013.  The effect of adopting this standard increased the disclosure surrounding reclassification items out of accumulated other comprehensive income.

In February 2013, the FASB issued ASU 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.  The objective of the amendments in this Update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. generally accepted accounting principles (GAAP). Examples of obligations within the scope of this Update include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. U.S. GAAP does not include specific guidance on accounting for such obligations with joint and several liability, which has resulted in diversity in practice. Some entities record the entire amount under the joint and several liability arrangement on the basis of the concept of a liability and the guidance that must be met to extinguish a liability. Other entities record less than the total amount of the obligation, such as an amount allocated, an amount corresponding to the proceeds received, or the portion of the amount the entity agreed to pay among its co-obligors, on the basis of the guidance for contingent liabilities. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2014, and interim periods and annual periods thereafter. This ASU is not expected to have a significant impact on the Company’s financial statements.

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)

March 31, 2013

(5)         Investment Securities

Investment securities available for sale at March 31, 2013 and at September 30, 2012 are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2013:
U.S. government and agency obligations due:
Beyond 1 year but within 5 years	$11,996	$87	$—	$12,083
Beyond 5 years but within 10 years	15,999	34	(41)	15,992
Corporate bonds due:
Beyond 1 year but within 5 years	7,001	62	(12)	7,051
Municipal obligations due:
Beyond 1 year but within 5 years	5,061	204	—	5,265
Beyond 5 years but within 10 years	23,161	1,268	(21)	24,408
Beyond 10 years	3,994	275	—	4,269
Equity securities	1,266	182	(3)	1,445

	$68,478	$2,112	$(77)	$70,513

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2012:
U.S. government and agency obligations due:
Beyond 1 year but within 5 years	$13,994	$112	$—	$14,106
Beyond 5 years but within 10 years	7,000	49	—	7,049
Corporate bonds due:
Within 1 year	251	3	—	254
Beyond 1 year but within 5 years	7,002	60	(216)	6,846
Municipal obligations due:
Beyond 1 year but within 5 years	2,421	145	—	2,566
Beyond 5 years but within 10 years	23,876	1,321	(8)	25,189
Beyond 10 years	4,987	334	—	5,321
Equity securities	1,214	141	(11)	1,344

	$60,745	$2,165	$(235)	$62,675

During the three months ended March 31, 2013, gains on sales of investment securities were $13,000 and proceeds from such sales were $58,000.  During the six months ended March 31, 2013, gains on sales of investment securities were $19,000, losses on sales were $6,000 and proceeds from such sales were $94,000.  During the three and six months ended March 31, 2012, gains on sales of investment securities were $3,000 and $55,000 and proceeds from such sales were $19,000 and $6.1 million, respectively.

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)

March 31, 2013

(5)   Investment Securities (Continued)

The following table shows the fair value and gross unrealized losses on investment securities and the length of time that the securities have been in a continuous unrealized loss position at March 31, 2013 and at September 30, 2012 (dollars in thousands):

	March 31, 2013
	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. government and agency obligations	$6,959	$(41)	$—	$—	$6,959	$(41)
Corporate bonds	—	—	3,988	(12)	3,988	(12)
Municipal obligations	3,004	(21)	—	—	3,004	(21)
Equity securities	17	(1)	5	(2)	22	(3)

Total	$9,980	$(63)	$3,993	$(14)	$13,973	$(77)

	September 30, 2012
	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate bonds	$—	$—	$4,784	$(216)	$4,784	$(216)
Municipal obligations	1,443	(8)	—	—	1,443	(8)
Equity securities	49	(4)	82	(7)	131	(11)

Total	$1,492	$(12)	$4,866	$(223)	$6,358	$(235)

At March 31, 2013, the Company held 17 securities in an unrealized loss position.  The decline in the fair value of these securities resulted primarily from interest rate fluctuations.  The Company does not intend to sell these securities nor is it more likely than not that the Company would be required to sell these securities before their anticipated recovery, and the Company believes the collection of the investment and related interest is probable.  Based on the above, the Company considers all of the unrealized losses to be temporary impairment losses.

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)

March 31, 2013

(6)       Mortgage-Backed Securities

Mortgage-backed securities available for sale at March 31, 2013 and at September 30, 2012 are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2013:
Government pass-throughs:
Ginnie Mae	$13,023	$204	$—	$13,227
Fannie Mae	14,595	491	—	15,086
Freddie Mac	2,416	164	—	2,580
Private pass-throughs	118	—	—	118
Collateralized mortgage obligations	3,076	11	(11)	3,076

	$33,228	$870	$(11)	$34,087

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2012:
Government pass-throughs:
Ginnie Mae	$15,159	$227	$(22)	$15,364
Fannie Mae	18,151	730	—	18,881
Freddie Mac	3,139	237	—	3,376
Private pass-throughs	123	—	(1)	122
Collateralized mortgage obligations	2,231	28	—	2,259

	$38,803	$1,222	$(23)	$40,002

During the three and six months ended March 31, 2013 and 2012, there were no sales of mortgage-backed securities.

The following table shows the fair value and gross unrealized losses on mortgage-backed securities and the length of time that the securities have been in a continuous unrealized loss position at March 31, 2013 and at September 30, 2012 (dollars in thousands):

	March 31, 2013
	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Collateralized mortgage obligations	$987	$(11)	$—	$—	$987	$(11)

Total	$987	$(11)	$—	$—	$987	$(11)

	September 30, 2012
	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Ginnie Mae	$3,943	$(22)	$—	$—	$3,943	$(22)
Private pass-throughs	—	—	122	(1)	122	(1)

Total	$3,943	$(22)	$122	$(1)	$4,065	$(23)

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)

March 31, 2013

(6)         Mortgage-Backed Securities (Continued)

At March 31, 2013, the Company held one mortgage-backed security in an unrealized loss position.  The decline in the fair value of this security resulted primarily from interest rate fluctuations.  The Company does not intend to sell this security nor is it more likely than not that the Company would be required to sell this security before its anticipated recovery, and the Company believes the collection of the investment and related interest is probable.  Based on the above, the Company considers all of the unrealized loss to be temporary impairment loss.

Mortgage-backed securities with a carrying value of $22.1 million and $17.7 million were pledged to secure repurchase agreements and public fund accounts at March 31, 2013 and at September 30, 2012, respectively.

(7)         Loans Receivable and Related Allowance for Loan Losses

The following table summarizes the primary segments of the loan portfolio as of March 31, 2013 and September 30, 2012 (dollars in thousands):

	Real Estate Loans
	One-to-four-		Home
	family	Commercial	Equity Loans
	Residential and	Real	and Lines		Other
	Construction	Estate	of Credit	Commercial	Loans	Total
March 31, 2013:
Collectively evaluated for impairment	$134,472	$89,689	$47,880	$11,661	$1,953	$285,655
Individually evaluated for impairment	—	1,966	—	—	—	1,966
Total loans before allowance for loan losses	$134,472	$91,655	$47,880	$11,661	$1,953	$287,621

September 30, 2012:
Collectively evaluated for impairment	$141,146	$89,665	$47,999	$11,806	$2,158	$292,774
Individually evaluated for impairment	—	2,362	—	451	—	2,813
Total loans before allowance for loan losses	$141,146	$92,027	$47,999	$12,257	$2,158	$295,587

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

March 31, 2013

(7)     Loans Receivable and Related Allowance for Loan Losses (Continued)

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

Consistent with accounting and regulatory guidance, the Company recognizes a TDR when the Bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that would not normally be considered.  Regardless of the form of concession granted, the Company’s objective in offering a TDR is to increase the probability of repayment of the borrower’s loan.  To be considered a TDR, the borrower must be experiencing financial difficulties and the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that would not otherwise be considered.  The Company did not modify any loans as TDRs during the three or six month periods ended March 31, 2013 or 2012 nor did it have any TDRs within the preceding year where a concession had been made that then defaulted during the three or six month periods ending March 31, 2013 or 2012.

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary at March 31, 2013 and September 30, 2012 (dollars in thousands):

	Impaired Loans With Allowance		Impaired Loans Without Allowance	Total Impaired Loans
	Recorded	Related	Recorded	Recorded	Unpaid Principal
	Investment	Allowance	Investment	Investment	Balance
March 31, 2013:
Commercial real estate	$1,966	$440	$—	$1,966	$1,966
Commercial	—	—	—	—	—
Total impaired loans	$1,966	$440	$—	$1,966	$1,966

September 30, 2012:
Commercial real estate	$2,362	$709	$—	$2,362	$2,362
Commercial	451	135	—	451	451
Total impaired loans	$2,813	$844	$—	$2,813	$2,813

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated (dollars in thousands):

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
Average investment in impaired loans:
Commercial real estate	$2,187	$2,239	$2,245	$2,527
Commercial	42	613	178	421
Total impaired loans	$2,229	$2,852	$2,423	$2,948

Interest income recognized on impaired loans:
Accrual basis	$—	$—	$—	$—

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Bank has a structured loan rating process with several layers of internal and external oversight. Generally, consumer and residential real

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)

March 31, 2013

(7)     Loans Receivable and Related Allowance for Loan Losses (Continued)

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass and the criticized categories of special mention, substandard and doubtful within the internal risk rating system as of March 31, 2013 and September 30, 2012 (dollars in thousands):

		Special
	Pass	Mention	Substandard	Doubtful	Total
March 31, 2013:
First mortgage loans:
One-to-four-family residential and construction	$133,732	$—	$740	$—	$134,472
Commercial real estate	88,675	—	2,980	—	91,655
Home equity loans and lines of credit	47,840	—	40	—	47,880
Commercial loans	11,661	—	—	—	11,661
Other loans	1,952	—	—	1	1,953
Total	$283,860	$—	$3,760	$1	$287,621

September 30, 2012:
First mortgage loans:
One-to-four-family residential and construction	$140,057	$—	$1,089	$—	$141,146
Commercial real estate	86,091	2,543	3,393	—	92,027
Home equity loans and lines of credit	47,933	—	66	—	47,999
Commercial loans	11,806	—	451	—	12,257
Other loans	2,153	—	3	2	2,158
Total	$288,040	$2,543	$5,002	$2	$295,587

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)

March 31, 2013

(7)     Loans Receivable and Related Allowance for Loan Losses (Continued)

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of March 31, 2013 and September 30, 2012 (dollars in thousands):

		30-59 Days	60-89 Days	Non-Accrual	90 Days Past	Total
	Current	Past Due	Past Due	(90 Days+)	Due & Accruing	Loans
March 31, 2013:
First mortgage loans:
One-to-four-family residential and construction	$131,096	$2,176	$460	$740	$—	$134,472
Commercial real estate	88,571	571	547	1,966	—	91,655
Home equity loans and lines of credit	47,275	224	341	40	—	47,880
Commercial loans	11,607	54	—	—	—	11,661
Other loans	1,848	9	95	1	—	1,953
Total	$280,397	$3,034	$1,443	$2,747	$—	$287,621

September 30, 2012:
First mortgage loans:
One-to-four-family residential and construction	$137,817	$1,529	$711	$1,089	$—	$141,146
Commercial real estate	88,342	1,133	190	2,362	—	92,027
Home equity loans and lines of credit	47,611	315	7	66	—	47,999
Commercial loans	11,696	50	60	451	—	12,257
Other loans	2,126	28	1	3	—	2,158
Total	$287,592	$3,055	$969	$3,971	$—	$295,587

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

March 31, 2013

(7)         Loans Receivable and Related Allowance for Loan Losses (Continued)

The following tables summarize the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment.  Activity in the allowance is presented for the three and six months ended March 31, 2013 and 2012 (dollars in thousands):

	Real Estate Loans
	One-to-four-		Home
	family	Commercial	Equity Loans
	Residential and	Real	and Lines		Other
	Construction	Estate	of Credit	Commercial	Loans	Total
Three Months Ended:
Balance at December 31, 2012	$910	$2,754	$167	$140	$172	$4,143
Charge-offs	(195)	(119)	—	(2)	(3)	(319)
Recoveries	—	1	—	28	1	30
Provision	150	—	—	—	—	150
Balance at March 31, 2013	$865	$2,636	$167	$166	$170	$4,004

Balance at December 31, 2011	$739	$3,229	$182	$(17)	$192	$4,325
Charge-offs	(195)	(131)	(32)	—	(3)	(361)
Recoveries	1	1	—	1	1	4
Provision	143	(201)	(9)	370	(3)	300
Balance at March 31, 2012	$688	$2,898	$141	$354	$187	$4,268

Six Months Ended:
Balance at September 30, 2012	$826	$2,846	$173	$454	$175	$4,474
Charge-offs	(261)	(211)	(6)	(391)	(13)	(882)
Recoveries	—	1	—	28	8	37
Provision	300	—	—	75	—	375
Balance at March 31, 2013	$865	$2,636	$167	$166	$170	$4,004

Balance at September 30, 2011	$682	$3,024	$173	$452	$190	$4,521
Charge-offs	(195)	(185)	(32)	(500)	(5)	(917)
Recoveries	1	59	—	2	2	64
Provision	200	—	—	400	—	600
Balance at March 31, 2012	$688	$2,898	$141	$354	$187	$4,268

	Real Estate Loans
	One-to-four-		Home
	family	Commercial	Equity Loans
	Residential and	Real	and Lines		Other
	Construction	Estate	of Credit	Commercial	Loans	Total
Evaluated for Impairment:
Individually	$—	$440	$—	$—	$—	$440
Collectively	865	2,196	167	166	170	3,564
Balance at March 31, 2013	$865	$2,636	$167	$166	$170	$4,004

Evaluated for Impairment:
Individually	$—	$709	$—	$135	$—	$844
Collectively	826	2,137	173	319	175	3,630
Balance at September 30, 2012	$826	$2,846	$173	$454	$175	$4,474

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

March 31, 2013

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

Compensation expense is equal to the fair value of the shares committed to be released and unallocated ESOP shares are excluded from outstanding shares for purposes of computing earnings per share.  Compensation expense related to the ESOP of $131,000 and $110,000 was recognized during the six months ended March 31, 2013 and 2012, respectively.  Dividends on unallocated shares are not treated as ordinary dividends and are instead used to repay the ESOP loan and recorded as compensation expense.

As of March 31, 2013, the ESOP held a total of 277,886 shares of the Company’s stock, and there were 245,731 unallocated shares.  The fair market value of the unallocated ESOP shares was $4.8 million at March 31, 2013.

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

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)

March 31, 2013

(9)         Fair Value of Assets and Liabilities (Continued)

be limited or less transparent information provided by the Company’s third-party pricing service, fair value may be estimated by the use of secondary pricing services or through the use of non-binding third-party broker quotes.

On a quarterly basis, management reviews the pricing information received from the Company’s third-party pricing service.  This review process includes a comparison to non-binding third-party broker quotes, as well as a review of market-related conditions impacting the information provided by the Company’s third-party pricing service.  Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume or frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets.  Securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs.  As of March 31, 2013 and September 30, 2012, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.  On a quarterly basis, management also reviews a sample of securities priced by the Company’s third-party pricing service to review significant assumptions and valuation methodologies used.  Based on this review, management determines whether the current placement of the security in the fair value hierarchy is appropriate or whether transfers may be warranted.

The following table presents the assets measured at fair value on a recurring basis as of March 31, 2013 and September 30, 2012 by level within the fair value hierarchy (dollars in thousands):

	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	or Liabilities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
March 31, 2013:
Investment securities available for sale:
U.S. government and agency obligations	$—	$28,075	$—	$28,075
Corporate bonds	—	7,051	—	7,051
Municipal obligations	—	33,942	—	33,942
Equity securities	1,445	—	—	1,445
Total investment securities available for sale	1,445	69,068	—	70,513
Mortgage-backed securities available for sale	—	34,087	—	34,087

Total recurring fair value measurements	$1,445	$103,155	$—	$104,600

September 30, 2012:
Investment securities available for sale:
U.S. government and agency obligations	$—	$21,155	$—	$21,155
Corporate bonds	—	7,100	—	7,100
Municipal obligations	—	33,076	—	33,076
Equity securities	1,344	—	—	1,344
Total investment securities available for sale	1,344	61,331	—	62,675
Mortgage-backed securities available for sale	—	40,002	—	40,002

Total recurring fair value measurements	$1,344	$101,333	$—	$102,677

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)

March 31, 2013

(9)         Fair Value of Assets and Liabilities (Continued)

Assets Measured at Fair Value on a Nonrecurring Basis

The following table presents the assets measured at fair value on a nonrecurring basis as of March 31, 2013 and September 30, 2012 by level within the fair value hierarchy (dollars in thousands):

	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	or Liabilities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
March 31, 2013:
Foreclosed real estate	$—	$—	$1,245	$1,245
Impaired loans	—	—	1,526	1,526
Total nonrecurring fair value measurements	$—	$—	$2,771	$2,771

September 30, 2012:
Foreclosed real estate	$—	$—	$463	$463
Impaired loans	—	—	1,969	1,969
Total nonrecurring fair value measurements	$—	$—	$2,432	$2,432

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Company uses level 3 inputs to determine fair value (dollars in thousands):

			Quantitative Information about Level 3 Fair Value Measurements
			Valuation	Unobservable	Range
	March 31, 2013	September 30, 2012	Techniques	Input	(Weighted Average)
Foreclosed real estate	$1,245	$463	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -40% (-25%)
				Liquidation expenses (2)	0% to -10% (-5%)

Impaired loans	$1,526	$1,969	Fair value of collateral (1), (3)	Appraisal adjustments (2)	0% to -40% (-25%)
				Liquidation expenses (2)	0% to -10% (-5%)

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

March 31, 2013

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

March 31, 2013

(9)  Fair Value of Assets and Liabilities (Continued)

The following table presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2013 and September 30, 2012 (dollars in thousands):

		Fair Value Measurements
		Quoted Prices in	Significant
		Active Markets for	Other	Significant
		Identical Assets	Observable	Unobservable
	Carrying	or Liabilities	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
March 31, 2013:
Financial Instruments - Assets:
Cash on hand and due from banks	$2,179	$2,179	$—	$—
Interest-earning deposits in other institutions	11,612	11,612	—	—
Investment securities	70,513	1,445	69,068	—
Mortgage-backed securities	34,087	—	34,087	—
Federal Home Loan Bank stock	2,955	2,955	—	—
Loans receivable	283,617	—	—	294,181
Loans held for sale	393	398	—	—
Bank-owned life insurance	13,495	13,495	—	—
Accrued interest receivable	1,287	1,287		—
Financial Instruments - Liabilities:				—
Demand, savings and club accounts	190,931	190,931	—	—
Certificate deposit accounts	134,214	—	—	140,395
Federal Home Loan Bank advances	28,588	—	—	28,932
Securities sold under agreements to repurchase	3,275	3,275	—	—
Accrued interest payable	223	223	—	—

September 30, 2012:
Financial Instruments - Assets:
Cash on hand and due from banks	$1,729	$1,729	$—	$—
Interest-earning deposits in other institutions	14,045	14,045	—	—
Federal funds sold	3,000	3,000
Investment securities	62,675	1,344	61,331	—
Mortgage-backed securities	40,002	—	40,002	—
Federal Home Loan Bank stock	2,683	2,683	—	—
Loans receivable	291,113	—	—	301,798
Loans held for sale	905	932	—	—
Bank-owned life insurance	10,282	10,282	—	—
Accrued interest receivable	1,313	1,313		—
Financial Instruments - Liabilities:				—
Demand, savings and club accounts	192,266	192,266	—	—
Certificate deposit accounts	138,033	—	—	145,059
Federal Home Loan Bank advances	26,849	—	—	27,330
Securities sold under agreements to repurchase	3,232	3,232	—	—
Accrued interest payable	225	225	—	—

(10)        Accumulated Other Comprehensive Income

The following table presents the significant amounts reclassified out of accumulated other comprehensive income and the changes in accumulated other comprehensive income by component for the three months ended March 31, 2013:

	Net Unrealized	Affected Line on
	Gains (Losses) on	the Consolidated
	Investment Securities	Statement of Income
Accumulated Other Comprehensive Income - January 1, 2013	$1,930
Net unrealized losses arising during the period before tax	(17)
Tax effect	6
Net unrealized losses arising during the period after tax	(11)

Reclassification adjustment for security gains realized in net income before tax	(13)	Net securities gains
Tax effect	4	Income tax expense
Reclassification adjustment for security gains realized in net income after tax	(9)
Total other comprehensive loss	(20)

Accumulated Other Comprehensive Income - March 31, 2013	$1,910

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides further detail to the financial condition and results of operations of the Company.  The section should be read in conjunction with the notes and unaudited consolidated financial statements presented elsewhere in this report.

The Company’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of March 31, 2013 have remained unchanged from the disclosures presented in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

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

Comparison of Financial Condition at March 31, 2013 and September 30, 2012

General.  The Company’s total assets decreased $7.1 million, or 1.6%, to $436.3 million at March 31, 2013 from $443.4 million at September 30, 2012.  The decrease was due primarily to a $7.5 million decrease in loans receivable, a $5.0 million decrease in cash and cash equivalents and a $5.9 million decrease in mortgage-backed securities.  Partly offsetting these decreases were $3.0 million of additional purchases of bank-owned life insurance and an increase of $7.8 million in investment securities during the six months ended March 31, 2013.  Total liabilities decreased $3.6 million, or 1.0%, to $359.7 million at March 31, 2013 from $363.3 million at September 30, 2012 due to net deposit outflows of $5.2 million partly offset by a $1.7 million increase in Federal Home Loan Bank advances.

Cash and Cash Equivalents.  Cash and cash equivalents decreased $5.0 million, or 26.6%, to $13.8 million at March 31, 2013 from $18.8 million at September 30, 2012 due mainly to deposit outflows, the purchase of additional bank owned life insurance and investment securities and funds used to repurchase the Company’s common stock.

Loans.  At March 31, 2013, net loans were $283.6 million, or 65.0% of total assets compared to $291.1 million, or 65.7% of total assets at September 30, 2012.  The $7.5 million, or 2.6% decrease, was due primarily to a $6.7 million decline in the one- to four-family residential real estate portfolio as a result of increased loan repayments and sales of longer term fixed rate loan production which exceeded new loan originations held in portfolio.

Investment Securities.  Investment securities available for sale increased $7.8 million to $70.5 million at March 31, 2013 from $62.7 million at September 30, 2012.  Purchases of $15.0 million of investment securities during the six months ended March 31, 2013 consisted primarily of government agency bonds.  The purchases were offset by calls of government agency bonds totaling $7.0 million during the six months ended March 31, 2013.

Mortgage-Backed Securities.  The Company’s mortgage-backed securities available for sale decreased $5.9 million to $34.1 million at March 31, 2013 from $40.0 million at September 30, 2012 due mainly to repayments of mortgage-backed securities during the six month period.

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

Deposits decreased $5.2 million, or 1.6%, to $325.1 million at March 31, 2013 from $330.3 million at September 30, 2012.  The decrease resulted primarily from a $3.8 million, or 2.8%, decrease in certificate of deposit accounts and $1.3 million, or 0.7%, decrease in demand and savings accounts during the six months ended March 31, 2013 due in part to changes in customer investment preferences and seasonal cash usage.

Borrowings.  Our borrowings consist of advances from the Federal Home Loan Bank of Pittsburgh and funds borrowed under repurchase agreements.  Total borrowings increased $1.8 million, or 6.0%, to $31.9 million at March 31, 2013 from $30.1 million at September 30, 2012.  The increase was due primarily to additional Federal Home Loan Bank advances of $7.4 million partly offset by the repayment of $5.6 million of maturing advances during the six months ended March 31, 2013.

Stockholders’ Equity.  Stockholders’ equity decreased $3.5 million, or 4.4%, to $76.6 million at March 31, 2013 from $80.1 million at September 30, 2012.  The decrease was due primarily to the repurchase of the Company’s common stock totaling $5.0 million partly offset by net income of $1.5 million for the six months ended March 31, 2013.

Average Balance and Yields

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated.  No tax-equivalent yield adjustments were made.  All average balances are daily average balances.  Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield.  The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	For the Three Months Ended March 31,
	2013			2012
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$291,993	$3,420	4.69%	$297,932	$3,717	4.99%
Investment and mortgage-backed securities	102,099	575	2.25%	102,466	656	2.56%
Interest earning deposits	8,714	1	0.05%	11,219	1	0.04%
Total interest-earning assets	402,806	3,996	3.97%	411,617	4,374	4.25%
Noninterest-earning assets	32,061			27,569
Total assets	$434,867			$439,186
Interest-bearing liabilities:
Savings accounts	$109,432	34	0.12%	$110,951	46	0.17%
Certificates of deposit	135,803	785	2.31%	139,445	853	2.45%
Money market accounts	6,880	2	0.12%	5,750	3	0.21%
Demand and NOW accounts	72,423	12	0.07%	68,257	11	0.06%
Total deposits	324,538	833	1.03%	324,403	913	1.13%
Federal Home Loan Bank advances	24,732	128	2.07%	29,707	187	2.52%
Securities sold under agreements to repurchase	3,510	1	0.11%	3,261	2	0.25%
Total interest-bearing liabilities	352,780	962	1.09%	357,371	1,102	1.23%
Noninterest-bearing liabilities	3,080			3,048
Total liabilities	355,860			360,419
Stockholders’ equity	79,007			78,767
Total liabilities and stockholders’ equity	$434,867			$439,186

Net interest income		$3,034			$3,272
Net interest rate spread (1)			2.88%			3.02%
Net interest-earning assets (2)	$50,026			$54,246
Net interest margin (3)			3.01%			3.18%
Average interest-earning assets to interest-bearing liabilities	114.18%			115.18%

(1)         Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)         Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(3)         Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Six Months Ended March 31,
	2013			2012
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$293,933	$6,883	4.68%	$294,834	$7,504	5.09%
Investment and mortgage-backed securities	101,816	1,168	2.29%	102,754	1,309	2.55%
Interest earning deposits	9,022	3	0.07%	11,460	2	0.03%
Total interest-earning assets	404,771	8,054	3.98%	409,048	8,815	4.31%
Noninterest-earning assets	31,745			28,953
Total assets	$436,516			$438,001
Interest-bearing liabilities:
Savings accounts	$109,519	71	0.13%	$112,502	109	0.19%
Certificates of deposit	136,535	1,595	2.34%	138,124	1,704	2.47%
Money market accounts	6,843	4	0.12%	6,263	5	0.16%
Demand and NOW accounts	72,559	26	0.07%	67,084	24	0.07%
Total deposits	325,456	1,696	1.04%	323,973	1,842	1.14%
Federal Home Loan Bank advances	25,610	282	2.20%	28,960	381	2.63%
Securities sold under agreements to repurchase	3,497	2	0.11%	3,662	4	0.22%
Total interest-bearing liabilities	354,563	1,980	1.12%	356,595	2,227	1.25%
Noninterest-bearing liabilities	2,441			2,825
Total liabilities	357,004			359,420
Stockholders’ equity	79,512			78,581
Total liabilities and stockholders’ equity	$436,516			$438,001

Net interest income		$6,074			$6,588
Net interest rate spread (1)			2.86%			3.06%
Net interest-earning assets (2)	$50,208			$52,453
Net interest margin (3)			3.00%			3.22%
Average interest-earning assets to interest-bearing liabilities	114.16%			114.71%

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

Comparison of Operating Results for the Three Months Ended March 31, 2013 and 2012

General.  Net income for the quarter ended March 31, 2013 was $721,000 compared to $782,000 for the quarter ended March 31, 2012, a decrease of $61,000, or 7.8%.  The decrease was primarily the result of a decline in net interest income of $238,000, or 7.3% and higher noninterest expenses of $167,000, or 6.6%.  Partially offsetting these items were a lower provision for loan losses of $150,000, or 50.0%, higher noninterest income of $103,000, or 17.4%, and lower income tax expense of $91,000, or 33.8%.

Net Interest Income.  Net interest income for the quarter ended March 31, 2012 was $3.3 million compared to $3.0 million for the quarter ended March 31, 2013.  Our net interest rate spread and net interest margin were 2.88% and 3.01%, respectively for the three months ended March 31, 2013 compared to 3.02% and 3.18% for the same period in the prior year.  The decrease in the net interest rate spread and net interest margin was the result of the yield on interest-earning assets declining more rapidly than the cost of interest-bearing liabilities.

Interest and Dividend Income.  Total interest and dividend income decreased by $378,000, or 8.6%, to $4.0 million for the three months ended March 31, 2013 compared to the same period in the prior year.  The decrease was primarily due to a decrease in the average yield on interest-earning assets.  The average yield on interest-earning assets decreased to 3.97% for the three months ended March 31, 2013 from 4.25% for the same period in the prior year.  Additionally, average interest-earning assets decreased to $402.8 million for the three months ended March 31, 2013 from $411.6 million for the same period in 2012.

Interest income on loans decreased $297,000, or 8.0%, to $3.4 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.  The average yield on loans receivable decreased to 4.69% for the three months ended March 31, 2013 from 4.99% for the same period in the prior year.  The decrease in average yield was primarily attributable to our variable rate loans adjusting downward as prime and short-term interest rates remained low as well as the origination of new loans in a generally lower interest rate environment and repayment/refinance of higher rate loans.  Average loans receivable decreased by $5.9 million, or 2.0%, to $292.0 million for the three months ended March 31, 2013 from $297.9 million for the same period in the prior year resulting from increased loan repayments.

Interest income on investment and mortgage-backed securities decreased by $81,000, or 12.3%, to $575,000 for the three months ended March 31, 2013 from $656,000 for the same period in the prior year.   This decrease was due to a decrease in the average yield earned on investments and mortgage-backed securities to 2.25% for the three months ended March 31, 2013 from 2.56% for the same period in the prior year due to new investments added in a lower interest rate environment and variable rate investments that adjusted downward.

Interest Expense.  Total interest expense decreased by $140,000, or 12.7%, to $962,000 for the three months ended March 31, 2013 from $1.1 million for the same period in the prior year.  This decrease in interest expense was primarily due to a decrease in the average cost of interest-bearing liabilities to 1.09% for the three months ended March 31, 2013 from 1.23% for the same prior year period.  Additionally, the average balance of interest-bearing liabilities decreased $4.6 million, or 1.3%, to $352.8 million for the three months ended March 31, 2013 from $357.4 million for the same period in the prior year.

Interest expense on deposits decreased by $80,000, or 8.8%, to $833,000 for the three months ended March 31, 2013 from $913,000 for the same period in the prior year.  The average cost of deposits declined from 1.13% for the three months ended March 31, 2012 to 1.03% for the three months ended March 31, 2013.  The continued low level of market interest rates enabled us to reduce the rates of interest paid on deposit products.

Interest expense on Federal Home Loan Bank advances decreased $59,000, or 31.6%, to $128,000 for the three months ended March 31, 2013 from $187,000 for the same period in the prior year.  The average balance of advances decreased $5.0 million, or 16.7%, to $24.7 million for the three months ended March 31, 2013 compared to the same period in the prior year.  In addition, the average cost of advances decreased to 2.07% for the quarter ended March 31, 2013 from 2.52% for the quarter ended March 31, 2012 as higher rate advances matured and were repaid.

Provision for Loan Losses.  The provision for loan losses decreased by $150,000 to $150,000 for the three months ended March 31, 2013 from $300,000 for the same period in the prior year due in part to an improvement in delinquency trends.  Non-performing loans at March 31, 2013 were $2.7 million or 0.96% of total loans, $4.0 million or 1.34% of total loans at September 30, 2012 and $4.4 million or 1.48% of total loans at March 31, 2012.  The provision that was recorded was sufficient, in management’s judgment, to bring the allowance for loan losses to a level that reflects the losses inherent in our loan portfolio relative to loan mix, economic conditions and historical loss experience.  See “Non-Performing and Problem Assets” for additional information.

Noninterest Income.  Noninterest income increased $103,000, or 17.4%, to $694,000 for the three months ended March 31, 2013 from $591,000 for the same period in 2012.  The increase was due mainly to higher net loan sale gains of $36,000 resulting from a higher volume of loan sales, increased earnings on bank-owned life insurance of $26,000 and higher annuity and mutual fund fees of $17,000.

Noninterest Expenses.  Noninterest expenses increased by $167,000, or 6.6%, to $2.7 million for the three months ended March 31, 2013 compared to the same period in the prior year.  Compensation and employee benefits increased $160,000 for the quarter ended March 31, 2013 compared to the same period in the prior year due to general cost increases in personnel expenses and stock award expense for the grants of stock options and restricted stock that were made on July 26, 2012.

Income Tax Expense.  The Company recorded a provision for income tax of $178,000 for the three months ended March 31, 2013 compared to $269,000 for the three months ended March 31, 2012. The effective tax rate was 19.8% for the three months ended March 31, 2013 and 25.6% for the three months ended March 31, 2012, which was lower due in part to a higher level of nontaxable income.

Comparison of Operating Results for the Six Months Ended March 31, 2013 and 2012

General.  Net income for the six months ended March 31, 2013 was $1.5 million compared to $1.6 million for the six months ended March 31, 2012, a decrease of $138,000, or 8.6%.  The decrease was primarily the result of a decline in net interest income of $514,000, or 7.8% and higher noninterest expenses of $194,000, or 3.9%.  Partially offsetting these items were a lower provision for loan losses of $225,000, or 37.5%, higher noninterest income of $195,000, or 16.5%, and lower income tax expense of $150,000, or 23.8%.

Net Interest Income.  Net interest income for the six months ended March 31, 2013 was $6.1 million compared to $6.6 million for the six months ended March 31, 2012.  Our net interest rate spread and net interest margin were 2.86% and 3.00%, respectively for the six months ended March 31, 2013 compared to 3.06% and 3.22% for the same period in the prior year.  The decrease in the net interest rate spread and net interest margin was the result of the yield on interest-earning assets declining more rapidly than the cost of interest-bearing liabilities.

Interest and Dividend Income.  Total interest and dividend income decreased by $761,000, or 8.6%, to $8.1 million for the six months ended March 31, 2013 compared to the same period in the prior year.  The decrease was due primarily to a decrease in the average yield on interest-earning assets.  The average yield on interest-earning assets decreased to 3.98% for the six months ended March 31, 2013 from 4.31% for the same period in the prior year.  Average interest-earning assets decreased to $404.8 million for the six months ended March 31, 2013 from $409.0 million for the same period in the prior year.

Interest income on loans decreased $621,000, or 8.3%, to $6.9 million for the six months ended March 31, 2013 due to a decrease in the average yield on loans.  The average yield on loans receivable decreased to 4.68% for the six months ended March 31, 2013 from 5.09% for the same period in the prior year.  The decrease in average yield was primarily attributable to our variable rate loans adjusting downward as prime and short-term interest rates remained low as well as the origination of new loans in a generally lower interest rate environment and repayment/refinance of higher rate loans.

Interest income on investment and mortgage-backed securities decreased by $141,000, or 10.8%, to $1.2 million for the six months ended March 31, 2013 from $1.3 million for the same period in the prior year.   This decrease was due in part to a decrease in the average yield earned on investments and mortgage-backed securities to 2.29% for the six months ended March 31, 2013 from 2.55% for the same period in the prior year due to new investments added in a lower interest rate environment and variable rate investments that adjusted downward.  Additionally, the average balance of investment and mortgage-backed securities decreased by $938,000, or 0.9%, to $101.8 million for the six months ended March 31, 2013 from $102.8 million for the same period in the prior year.

Interest Expense.  Total interest expense decreased by $247,000, or 11.1%, to $2.0 million for the six months ended March 31, 2013 from $2.2 million for the same period in the prior year.  This decrease in interest expense was due primarily to a decrease in the average cost of interest-bearing liabilities to 1.12% for the six months ended March 31, 2013 from 1.25% for the same prior year period.  The average balance of interest-bearing liabilities of $354.6 million for the six months ended March 31, 2013 declined $2.0 million, or 0.6%, from $356.6 million for the six months ended March 31, 2012.

Interest expense on deposits decreased by $146,000, or 7.9%, to $1.7 million for the six months ended March 31, 2013 from $1.8 million for the same period in the prior year.  The average cost of deposits declined from 1.14% for the six months ended March 31, 2012 to 1.04% for the six months ended March 31, 2013.  The continued low level of market interest rates enabled us to reduce the rates of interest paid on deposit products.  Partially offsetting this decrease in interest expense on deposits was an increase in the average balance of deposits which increased $1.5 million, or 0.5%, to $325.5 million for the six months ended March 31, 2013 from the same period in the prior year.

Interest expense on Federal Home Loan Bank advances decreased $99,000, or 26.0%, to $282,000 for the six months ended March 31, 2013 from $381,000 for the same period in the prior year.  The average balance of advances decreased $3.4 million, or 11.6%, to $25.6 million for the six months ended March 31, 2013 compared to the same period in the prior year.  In addition, the average cost of advances decreased to 2.20% for the six months ended March 31, 2013 from 2.63% for the six months ended March 31, 2012 as higher rate advances matured and were repaid.

Provision for Loan Losses.  The provision for loan losses decreased by $225,000 to $375,000 for the six months ended March 31, 2013 from $600,000 for the same period in the prior year due in part to an improvement in delinquency trends.  Non-performing loans at March 31, 2013 were $2.7 million or 0.96% of total loans, $4.0 million or 1.34% of total loans at September 30, 2012 and $4.4 million or 1.48% of total loans at March 31, 2012.  The provision that was recorded was sufficient, in management’s judgment, to bring the allowance for loan losses to a level that reflects the losses inherent in our loan portfolio relative to loan mix, economic conditions and historical loss experience.  See “Non-Performing and Problem Assets” for additional information.

Noninterest Income.  Noninterest income increased $195,000, or 16.5%, to $1.4 million for the six months ended March 31, 2013 from $1.2 million for the same period in the prior year.  The increase was due mainly to higher net loan sale gains of $112,000 resulting from a higher volume of loan sales and increased service fee income of $55,000.

Noninterest Expenses.  Noninterest expenses increased by $194,000, or 3.9%, to $5.1 million for the six months ended March 31, 2013 compared to the same period in the prior year.  Compensation and employee benefits increased $282,000, or 9.9%, for the six months ended March 31, 2013 compared to the same period in the prior year due to general cost increases in personnel expenses and stock award expense for the grants of stock options and restricted stock that were made on July 26, 2012.  Other operating expenses declined $89,000, or 9.7%, for the six months ended March 31, 2013 compared to the same period in the prior year due to lower expenses relating to foreclosed real estate properties in addition to reduced losses on the final disposition of the real estate owned properties.

Income Tax Expense.  The Company recorded a provision for income tax of $480,000 for the six months ended March 31, 2013 compared to $630,000 for the six months ended March 31, 2012. The effective tax rate was 24.6% for the six months ended March 31, 2013 and 28.1% for the six months ended March 31, 2012, which was lower due in part to a higher level of nontaxable income.

Non-Performing and Problem Assets

There were no loans in arrears 90 days or more and still accruing interest at March 31, 2013.  Loans in arrears 90 days or more or in process of foreclosure (non-accrual loans) were as follows:

			Percentage of
	Number of Loans	Amount	Loans Receivable
	(Dollars in thousands)

March 31, 2013	17	$2,747	0.96%
September 30, 2012	26	3,971	1.34

At March 31, 2013 and September 30, 2012, the Company had impaired loans totaling $2.0 million and $2.8 million, respectively.   The largest impaired loan at both dates was a $1.0 million loan representing a 6% interest in a participation loan that was secured by commercial real estate and a mall in West Virginia.  Foreclosure on this loan was initiated by the participating banks but a declaration of bankruptcy by the borrower has caused a delay in this process.  The second largest impaired loan at both dates was a $700,000 loan which was secured by commercial real estate and a restaurant in Maryland.  The borrower on this loan has declared bankruptcy which also delayed foreclosure proceedings.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations.  Our primary sources of funds consist of deposit inflows, loan repayments and sales, advances from the Federal Home Loan Bank of Pittsburgh, repurchase agreements and maturities, principal repayments and the sale of available-for-sale securities.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.  Our Asset/Liability Management Committee, under the direction of our Chief Financial Officer, is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies.  We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2013.

At March 31, 2013, we had $15.9 million in loan commitments outstanding of which $14.8 million were for commercial loans and $1.1 million for one-to four-family residential loans.  In addition to commitments to originate loans, we had $14.0 million in unused lines of credit to borrowers and $793,000 in undisbursed funds for construction loans in process.  Certificates of deposit due within one year of March 31, 2013 totaled $33.0 million, or 10.0% of total deposits.  If these deposits do not remain with us, we may be required to seek other sources of funds, including loan and securities sales, repurchase agreements and Federal Home Loan Bank advances.  The maximum borrowing capacity at the FHLB at March 31, 2013 was $129.6 million.

Current regulatory requirements specify that the Bank and similar institutions must maintain leverage capital equal to 4% of adjusted total assets and risk-based capital equal to 8% of risk-weighted assets.  The Federal Deposit Insurance Corporation (“FDIC”) may require higher core capital ratios if warranted, and institutions are to maintain capital levels consistent with their risk exposures.  The FDIC reserves the right to apply this higher standard to any insured financial institution when considering an institution’s capital adequacy.  At March 31, 2013, Standard Bank was in compliance with all regulatory capital requirements with leverage and risk-based capital ratios of 13.63% and 21.92%, respectively, and was considered “well capitalized” under regulatory guidelines.

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

PART II — OTHER INFORMATION

ITEM 1.                                            Legal Proceedings

At March 31, 2013, the Company is not involved in any pending legal proceedings other than non-material legal proceedings undertaken in the ordinary course of business.

ITEM 1A.                                       Risk Factors

Not applicable to smaller reporting companies.

ITEM 2.                                            Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of common stock of the Company during the indicated periods.

			Total Number of Shares	Maximum number of Shares
	Total Number	Average	Purchased as Part	That May Yet Be
	of Shares	Price Paid	of Publicly Announced	Purchased Under the
Period	Purchased	Per Share	Plans or Programs	Plans or Programs (1)
January 1-31, 2013	—	$—	—	166,400
February 1-28, 2013	—	—	—	166,400
March 1-31, 2013	186,397	20.00	186,397	321,003
Totals	186,397	$20.00	186,397

(1)         On October 20, 2011, the Company announced that the Board of Directors authorized the repurchase of up to 347,000 shares, or approximately 10%, of the Company’s outstanding common stock.  On March 12, 2013, the Company announced that the Board of Directors authorized the repurchase of up to 341,000 shares, or approximately 10%, of the Company’s outstanding common stock.   The stock repurchase program may be carried out through open market purchases, block trades, negotiated private transactions and pursuant to a plan adopted in accordance with Rule 10b5-1 of the SEC’s rules.  The stock will be repurchased on an ongoing basis and will be subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital and the Company’s financial performance.

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

STANDARD FINANCIAL CORP.

Signatures	Title	Date

/s/ Timothy K. Zimmerman	President, Chief Executive Officer	May 9, 2013
Timothy K. Zimmerman	and Director (Principal Executive Officer)

/s/ Colleen M. Brown	Senior Vice President and Chief	May 9, 2013
Colleen M. Brown	Financial Officer (Principal Financial and Accounting Officer)