Form 10-Q
period 2013-06-30
Standard Financial Corp.
filed 2013-08-08
CIK 1492915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,144,297 shares, par value $0.01, at August 1, 2013.

Standard Financial Corp.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

Standard Financial Corp.

Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)

(Unaudited)

	June 30,	September 30,
	2013	2012
ASSETS
Cash on hand and due from banks	$2,243	$1,729
Interest-earning deposits in other institutions	14,044	14,045
Federal funds sold	—	3,000
Cash and Cash Equivalents	16,287	18,774

Investment securities available for sale, at fair value	67,267	62,675
Mortgage-backed securities available for sale, at fair value	30,813	40,002
Federal Home Loan Bank stock, at cost	2,853	2,683
Loans receivable, net of allowance for loan losses of $3,928 and $4,474	290,100	291,113
Loans held for sale	—	905
Foreclosed real estate	607	463
Office properties and equipment, at cost, less accumulated depreciation and amortization	3,738	3,840
Bank-owned life insurance	13,611	10,282
Goodwill	8,769	8,769
Core deposit intangible	393	519
Accrued interest receivable and other assets	3,316	3,407

TOTAL ASSETS	$437,754	$443,432

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Demand, savings and club accounts	$193,472	$192,266
Certificate accounts	132,074	138,033

Total Deposits	325,546	330,299

Federal Home Loan Bank advances	28,570	26,849
Securities sold under agreements to repurchase	4,533	3,232
Advance deposits by borrowers for taxes and insurance	586	635
Accrued interest payable and other liabilities	2,349	2,300

TOTAL LIABILITIES	361,584	363,315

Stockholders’ Equity
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value per share, 40,000,000 shares authorized, 3,222,476 and 3,480,573 shares outstanding, respectively	32	35
Additional paid-in-capital	27,280	31,839
Retained earnings	50,633	48,822
Unearned Employee Stock Ownership Plan (ESOP) shares	(2,529)	(2,644)
Accumulated other comprehensive income	754	2,065

TOTAL STOCKHOLDERS’ EQUITY	76,170	80,117

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$437,754	$443,432

See accompanying notes to the unaudited consolidated financial statements.

Standard Financial Corp.

Consolidated Statements of Income

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Interest and Dividend Income
Loans, including fees	$3,268	$3,617	$10,152	$11,121
Mortgage-backed securities	168	282	543	832
Investments:
Taxable	183	183	529	549
Tax-exempt	227	215	673	607
Interest-earning deposits and federal funds sold	1	1	4	4
Total Interest and Dividend Income	3,847	4,298	11,901	13,113

Interest Expense
Deposits	818	896	2,514	2,738
Federal Home Loan Bank advances	115	194	397	575
Securities sold under agreements to repurchase	1	1	3	5
Total Interest Expense	934	1,091	2,914	3,318

Net Interest Income	2,913	3,207	8,987	9,795

Provision for Loan Losses	—	300	375	900

Net Interest Income after Provision for Loan Losses	2,913	2,907	8,612	8,895

Noninterest Income
Service charges	452	388	1,314	1,195
Earnings on bank-owned life insurance	132	99	371	299
Net securities gains	28	—	41	55
Net loan sale gains	44	85	199	128
Annuity and mutual fund fees	56	38	144	102
Other income	32	5	55	21
Total Noninterest Income	744	615	2,124	1,800

Noninterest Expenses
Compensation and employee benefits	1,530	1,446	4,672	4,306
Data processing	105	103	309	326
Premises and occupancy costs	287	279	865	818
Core deposit amortization	42	42	126	126
Automatic teller machine expense	79	75	230	235
Federal deposit insurance	65	69	204	217
Other operating expenses	583	437	1,409	1,353
Total Noninterest Expenses	2,691	2,451	7,815	7,381

Income before Income Tax Expense	966	1,071	2,921	3,314

Income Tax Expense
Federal	216	257	597	791
State	28	50	127	146
Total Income Tax Expense	244	307	724	937

Net Income	$722	$764	$2,197	$2,377
Earnings Per Share:
Basic and diluted earnings per common share	$0.25	$0.24	$0.73	$0.75

Cash dividends paid per common share	$0.045	$0.045	$0.135	$0.135
Basic weighted average shares outstanding	2,888,451	3,158,685	3,010,171	3,173,589
Diluted weighted average shares outstanding	2,909,011	3,158,685	3,017,391	3,173,589

See accompanying notes to the unaudited consolidated financial statements.

Standard Financial Corp.

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012

Net Income	$722	$764	$2,197	$2,377

Other comprehensive income (loss):

Change in unrealized gain on securities available for sale	(1,724)	805	(1,947)	499
Tax effect	586	(274)	663	(170)

Reclassification adjustment for gains realized in income	(28)	—	(41)	(55)
Tax effect	10	—	14	19

Total other comprehensive (loss) income	(1,156)	531	(1,311)	293

Total Comprehensive (Loss) Income	$(434)	$1,295	$886	$2,670

See accompanying notes to the unaudited consolidated financial statements.

Standard Financial Corp.

Consolidated Statement of Changes in Stockholders’ Equity

(Dollars in thousands, except per share data)

(Unaudited)

					Accumulated
		Additional		Unearned	Other	Total
	Common	Paid-In	Retained	ESOP	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Shares	Income	Equity

Balance, September 30, 2012	$35	$31,839	$48,822	$(2,644)	$2,065	$80,117

Net income	—	—	2,197	—	—	2,197

Other comprehensive loss	—	—	—	—	(1,311)	(1,311)

Stock repurchases (258,097 shares)	(3)	(4,981)	—	—	—	(4,984)

Cash dividends ($0.135 per share)	—	—	(386)	—	—	(386)

Compensation expense on stock awards	—	339	—	—	—	339

Compensation expense on ESOP	—	83	—	115	—	198

Balance, June 30, 2013	$32	$27,280	$50,633	$(2,529)	$754	$76,170

See accompanying notes to the unaudited consolidated financial statements.

Standard Financial Corp.

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Nine Months Ended June 30,
	2013	2012
Net income	$2,197	$2,377
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	675	673
Provision for loan losses	375	900
Net securities gains	(41)	(55)
Origination of loans held for sale	(5,581)	(5,166)
Proceeds from sale of loans held for sale	6,685	4,975
Net loan sale gains	(199)	(128)
Compensation expense on ESOP	198	169
Compensation expense on stock awards	339	—
Deferred income taxes	27	200
Decrease in accrued interest receivable and other assets	155	372
Decrease in prepaid Federal deposit insurance	584	199
Earnings on bank-owned life insurance	(371)	(299)
Increase (decrease) in accrued interest payable and other liabilites	49	(8)
Other, net	(34)	105
Net Cash Provided by Operating Activities	5,058	4,314
Cash Flows Used in Investing Activities
Net increase in loans receivable	(588)	(8,987)
Purchases of investment securities	(15,134)	(24,770)
Purchases of mortgage-backed securities	(1,003)	(9,510)
Proceeds from maturities/principal repayments/calls of investment securities	9,125	14,872
Proceeds from maturities/principal repayments/calls of mortgage-backed securities	9,197	8,769
Proceeds from sales of investment securities	176	6,110
Purchase of Federal Home Loan Bank stock	(425)	(218)
Redemption of Federal Home Loan Bank stock	255	277
Purchases of bank-owned life insurance	(3,000)	—
Proceeds from sales of foreclosed real estate	1,160	981
Net purchases of office properties and equipment	(158)	(344)
Net Cash Used in Investing Activities	(395)	(12,820)
Cash Flows (Used in) Provided by Financing Activities
Net increase in demand, savings and club accounts	1,206	308
Net (decrease) increase in certificate accounts	(5,959)	5,064
Net increase (decrease) in securities sold under agreements to repurchase	1,301	(698)
Repayments of Federal Home Loan Bank advances	(5,656)	(4,904)
Proceeds from Federal Home Loan Bank advances	7,377	8,002
Net (decrease) increase in advance deposits by borrowers for taxes and insurance	(49)	69
Dividends paid	(386)	(452)
Stock repurchases	(4,984)	(1,023)
Net Cash (Used in) Provided by Financing Activities	(7,150)	6,366
Net Decrease in Cash and Cash Equivalents	(2,487)	(2,140)
Cash and Cash Equivalents - Beginning	18,774	12,658

Cash and Cash Equivalents - Ending	$16,287	$10,518
Supplementary Cash Flows Information
Interest paid	$2,889	$3,305
Income taxes paid	$656	$617
Supplementary Schedule of Noncash Investing and Financing Activities
Foreclosed real estate acquired in settlement of loans	$1,226	$871

See accompanying notes to the unaudited consolidated financial statements.

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)

June 30, 2013

(1)                             Consolidation

The accompanying consolidated financial statements include the accounts of Standard Financial Corp. (the “Company”) and its direct and indirect wholly owned subsidiaries, Standard Bank, PaSB (the “Bank”), and Westmoreland Investment Company.  All significant intercompany accounts and transactions have been eliminated in consolidation.

(2)                             Basis of Presentation

The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles in the United States. All adjustments (consisting of normal recurring adjustments), which, in the opinion of management are necessary for a fair presentation of the financial statements and to make the financial statements not misleading have been included. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012. The results for the three and nine month periods ended June 30, 2013 is not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2013 or any future interim period. Certain amounts in the 2012 financial statements have been reclassified to conform to the 2013 presentation format. These reclassifications had no effect on stockholders’ equity or net income.

(3)                           Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  The following table sets forth the computation of basic and diluted EPS for the three and nine months ended June 30, 2013 and 2012 (dollars in thousands, except per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Net income available to common stockholders	$722	$764	$2,197	$2,377

Basic EPS:
Weighted average shares outstanding	2,888,451	3,158,685	3,010,171	3,173,589
Basic EPS	$0.25	$0.24	$0.73	$0.75

Diluted EPS:
Weighted average shares outstanding	2,888,451	3,158,685	3,010,171	3,173,589
Diluted effect of common stock equivalents	20,560	—	7,220	—
Total diluted weighted average shares outstanding	2,909,011	3,158,685	3,017,391	3,173,589
Diluted EPS	$0.25	$0.24	$0.73	$0.75

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

June 30, 2013

(4)         Recent Accounting Pronouncements (Continued)

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

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. The amendments in this Update permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013.  This ASU is not expected to have a significant impact on the Company’s financial statements.

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This Update applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)

June 30, 2013

(4)         Recent Accounting Pronouncements (Continued)

reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted.  This ASU is not expected to have a significant impact on the Company’s financial statements.

(5)         Investment Securities

Investment securities available for sale at June 30, 2013 and at September 30, 2012 are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2013:
U.S. government and agency obligations due:
Beyond 1 year but within 5 years	$11,997	$44	$(19)	$12,022
Beyond 5 years but within 10 years	13,999	—	(445)	13,554
Corporate bonds due:
Beyond 1 year but within 5 years	7,001	47	(14)	7,034
Municipal obligations due:
Beyond 1 year but within 5 years	5,069	141	(3)	5,207
Beyond 5 years but within 10 years	23,188	759	(155)	23,792
Beyond 10 years	3,993	194	(31)	4,156
Equity securities	1,344	174	(16)	1,502
	$66,591	$1,359	$(683)	$67,267

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2012:
U.S. government and agency obligations due:
Beyond 1 year but within 5 years	$13,994	$112	$—	$14,106
Beyond 5 years but within 10 years	7,000	49	—	7,049
Corporate bonds due:
Within 1 year	251	3	—	254
Beyond 1 year but within 5 years	7,002	60	(216)	6,846
Municipal obligations due:
Beyond 1 year but within 5 years	2,421	145	—	2,566
Beyond 5 years but within 10 years	23,876	1,321	(8)	25,189
Beyond 10 years	4,987	334	—	5,321
Equity securities	1,214	141	(11)	1,344
	$60,745	$2,165	$(235)	$62,675

During the three months ended June 30, 2013, gains on sales of investment securities were $28,000 and proceeds from such sales were $82,000.  During the nine months ended June 30, 2013, gains on sales of investment securities were $41,000 and proceeds from such sales were $176,000.  During the nine months ended June 30, 2012, gains on sales of investment securities were $55,000 and proceeds from such sales were $6.1 million.

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)

June 30, 2013

(5)         Investment Securities (Continued)

The following table shows the fair value and gross unrealized losses on investment securities and the length of time that the securities have been in a continuous unrealized loss position at June 30, 2013 and at September 30, 2012 (dollars in thousands):

	June 30, 2013
	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. government and agency obligations	$17,536	$(464)	$—	$—	$17,536	$(464)
Corporate bonds	—	—	3,986	(14)	3,986	(14)
Municipal obligations	6,600	(189)	—	—	6,600	(189)
Equity securities	819	(15)	6	(1)	825	(16)

Total	$24,955	$(668)	$3,992	$(15)	$28,947	$(683)

	September 30, 2012
	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate bonds	$—	$—	$4,784	$(216)	$4,784	$(216)
Municipal obligations	1,443	(8)	—	—	1,443	(8)
Equity securities	49	(4)	82	(7)	131	(11)

Total	$1,492	$(12)	$4,866	$(223)	$6,358	$(235)

At June 30, 2013, the Company held 36 securities in an unrealized loss position.  The decline in the fair value of these securities resulted primarily from interest rate fluctuations.  The Company does not intend to sell these securities nor is it more likely than not that the Company would be required to sell these securities before their anticipated recovery, and the Company believes the collection of the investment and related interest is probable.  Based on the above, the Company considers all of the unrealized losses to be temporary impairment losses.

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)

June 30, 2013

(6)                  Mortgage-Backed Securities

Mortgage-backed securities available for sale at June 30, 2013 and at September 30, 2012 are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2013:
Government pass-throughs:
Ginnie Mae	$11,949	$160	$—	$12,109
Fannie Mae	13,163	241	(30)	13,374
Freddie Mac	2,142	130	—	2,272
Private pass-throughs	116	—	—	116
Collateralized mortgage obligations	2,978	5	(41)	2,942

	$30,348	$536	$(71)	$30,813

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2012:
Government pass-throughs:
Ginnie Mae	$15,159	$227	$(22)	$15,364
Fannie Mae	18,151	730	—	18,881
Freddie Mac	3,139	237	—	3,376
Private pass-throughs	123	—	(1)	122
Collateralized mortgage obligations	2,231	28	—	2,259

	$38,803	$1,222	$(23)	$40,002

During the three and nine months ended June 30, 2013 and 2012, there were no sales of mortgage-backed securities.

The following table shows the fair value and gross unrealized losses on mortgage-backed securities and the length of time that the securities have been in a continuous unrealized loss position at June 30, 2013 and at September 30, 2012 (dollars in thousands):

	June 30, 2013
	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Fannie Mae	$4,141	$(30)	$—	$—	$4,141	$(30)
Collateralized mortgage obligations	2,719	(41)	—	—	2,719	(41)

Total	$6,860	$(71)	$—	$—	$6,860	$(71)

	September 30, 2012
	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Ginnie Mae	$3,943	$(22)	$—	$—	$3,943	$(22)
Private pass-throughs	—	—	122	(1)	122	(1)

Total	$3,943	$(22)	$122	$(1)	$4,065	$(23)

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)

June 30, 2013

(6)         Mortgage-Backed Securities (Continued)

At June 30, 2013, the Company held 5 mortgage-backed securities in an unrealized loss position.  The decline in the fair value of these securities resulted primarily from interest rate fluctuations.  The Company does not intend to sell these securities nor is it more likely than not that the Company would be required to sell these securities before their anticipated recovery, and the Company believes the collection of the investments and related interest is probable.  Based on the above, the Company considers all of the unrealized loss to be temporary impairment loss.

Mortgage-backed securities with a carrying value of $20.3 million and $17.7 million were pledged to secure repurchase agreements and public fund accounts at June 30, 2013 and at September 30, 2012, respectively.

(7) Loans Receivable and Related Allowance for Loan Losses

The following table summarizes the primary segments of the loan portfolio as of June 30, 2013 and September 30, 2012 (dollars in thousands):

	Real Estate Loans
	One-to-four-		Home
	family	Commercial	Equity Loans
	Residential and	Real	and Lines		Other
	Construction	Estate	of Credit	Commercial	Loans	Total
June 30, 2013:
Collectively evaluated for impairment	$129,787	$88,473	$58,330	$13,406	$1,761	$291,757
Individually evaluated for impairment	—	2,178	—	93	—	2,271
Total loans before allowance for loan losses	$129,787	$90,651	$58,330	$13,499	$1,761	$294,028

September 30, 2012:
Collectively evaluated for impairment	$141,146	$89,665	$47,999	$11,806	$2,158	$292,774
Individually evaluated for impairment	—	2,362	—	451	—	2,813
Total loans before allowance for loan losses	$141,146	$92,027	$47,999	$12,257	$2,158	$295,587

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

June 30, 2013

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

Consistent with accounting and regulatory guidance, the Company recognizes a TDR when the Bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that would not normally be considered.  Regardless of the form of concession granted, the Company’s objective in offering a TDR is to increase the probability of repayment of the borrower’s loan.  The Company did not modify any loans as TDRs during the three or nine month periods ended June 30, 2013 or 2012 nor did it have any TDRs within the preceding year where a concession had been made that then defaulted during the three or nine month periods ended June 30, 2013 or 2012.

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary at June 30, 2013 and September 30, 2012 (dollars in thousands):

	Impaired Loans With Allowance		Impaired Loans Without Allowance	Total Impaired Loans
	Recorded	Related	Recorded	Recorded	Unpaid Principal
	Investment	Allowance	Investment	Investment	Balance
June 30, 2013:
Commercial real estate	$2,178	$327	$—	$2,178	$2,178
Commercial	93	56	—	93	93
Total impaired loans	$2,271	$383	$—	$2,271	$2,271

September 30, 2012:
Commercial real estate	$2,362	$709	$—	$2,362	$2,362
Commercial	451	135	—	451	451
Total impaired loans	$2,813	$844	$—	$2,813	$2,813

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated (dollars in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
Average investment in impaired loans:
Commercial real estate	$2,072	$2,312	$2,228	$2,491
Commercial	47	545	157	435
Total impaired loans	$2,119	$2,857	$2,385	$2,926

Interest income recognized on impaired loans:
Accrual basis	$—	$—	$—	$—

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Bank has a structured loan rating process with several layers of internal and external oversight. Generally, consumer, residential real estate

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)

June 30, 2013

(7)                   Loans Receivable and Related Allowance for Loan Losses (Continued)

loans, home equity loans and lines of credit are included in the pass categories unless a specific action, such as delinquency, bankruptcy, repossession, or death occurs to raise awareness of a possible credit event. The Bank’s commercial loan officers are responsible for the timely and accurate risk rating of the loans in their portfolios at origination and on an ongoing basis. An annual loan review is performed for all commercial real estate and commercial loans for all commercial relationships greater than $500,000.  The Bank engages an external consultant to conduct loan reviews on at least an annual basis. Generally, the external consultant reviews commercial relationships greater than $500,000 and all criticized relationships.  Loans in the special mention, substandard or doubtful categories that are collectively evaluated for impairment are given separate consideration in the determination of the loan loss allowance.

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass and the criticized categories of special mention, substandard and doubtful within the internal risk rating system as of June 30, 2013 and September 30, 2012 (dollars in thousands):

		Special
	Pass	Mention	Substandard	Doubtful	Total
June 30, 2013:
First mortgage loans:
One-to-four-family residential and construction	$128,801	$—	$986	$—	$129,787
Commercial real estate	87,536	—	3,115	—	90,651
Home equity loans and lines of credit	58,305	—	25	—	58,330
Commercial loans	13,406	—	93	—	13,499
Other loans	1,753	—	3	5	1,761
Total	$289,801	$—	$4,222	$5	$294,028

September 30, 2012:
First mortgage loans:
One-to-four-family residential and construction	$140,057	$—	$1,089	$—	$141,146
Commercial real estate	86,091	2,543	3,393	—	92,027
Home equity loans and lines of credit	47,933	—	66	—	47,999
Commercial loans	11,806	—	451	—	12,257
Other loans	2,153	—	3	2	2,158
Total	$288,040	$2,543	$5,002	$2	$295,587

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)

June 30, 2013

(7)  Loans Receivable and Related Allowance for Loan Losses (Continued)

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of June 30, 2013 and September 30, 2012 (dollars in thousands):

		30-59 Days	60-89 Days	Non-Accrual	90 Days Past	Total
	Current	Past Due	Past Due	(90 Days+)	Due & Accruing	Loans
June 30, 2013:
First mortgage loans:
One-to-four-family residential and construction	$127,186	$1,232	$383	$986	$—	$129,787
Commercial real estate	87,524	815	134	2,178	—	90,651
Home equity loans and lines of credit	57,987	252	66	25	—	58,330
Commercial loans	13,398	8	—	93	—	13,499
Other loans	1,741	12	3	5	—	1,761
Total	$287,836	$2,319	$586	$3,287	$—	$294,028

September 30, 2012:
First mortgage loans:
One-to-four-family residential and construction	$137,817	$1,529	$711	$1,089	$—	$141,146
Commercial real estate	88,342	1,133	190	2,362	—	92,027
Home equity loans and lines of credit	47,611	315	7	66	—	47,999
Commercial loans	11,696	50	60	451	—	12,257
Other loans	2,126	28	1	3	—	2,158
Total	$287,592	$3,055	$969	$3,971	$—	$295,587

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

Loans that are collectively evaluated for impairment are analyzed with general allowances being made as appropriate.  For general allowances, historical loss trends are used in the estimation of losses in the current portfolio.  In the past, management supplemented its historical loss trends with peer data due to the lack of historical loss trends for the Bank. Because a loss history has been established, management now uses the Bank’s historical loss amounts and has made reclassifications in the allowance for loan losses between loan segments. The historical net charge-off activity for the loan segments are adjusted for other qualitative factors.  Pass rated credits are segregated from criticized credits for the application of qualitative factors.  Loans in the criticized pools, which possess certain qualities or characteristics that may lead to collection and loss issues, are closely monitored by management and subject to additional qualitative factors.

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

June 30, 2013

(7) Loans Receivable and Related Allowance for Loan Losses (Continued)

The following tables summarize the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment.  Activity in the allowance is presented for the three and nine months ended June 30, 2013 and 2012 (dollars in thousands):

	Real Estate Loans
	One-to-four-		Home
	family	Commercial	Equity Loans
	Residential and	Real	and Lines		Other
	Construction	Estate	of Credit	Commercial	Loans	Total
Three Months Ended:
Balance at March 31, 2013	$865	$2,636	$167	$166	$170	$4,004
Charge-offs	(81)	—	(14)	(2)	(2)	(99)
Recoveries	16	1	6	—	—	23
Provision	365	(775)	245	260	(95)	—
Balance at June 30, 2013	$1,165	$1,862	$404	$424	$73	$3,928

Balance at March 31, 2012	$688	$2,898	$141	$354	$187	$4,268
Charge-offs	(41)	(48)	—	(140)	(4)	(233)
Recoveries	—	—	—	2	1	3
Provision	—	—	50	250	—	300
Balance at June 30, 2012	$647	$2,850	$191	$466	$184	$4,338

Nine Months Ended:
Balance at September 30, 2012	$826	$2,846	$173	$454	$175	$4,474
Charge-offs	(342)	(211)	(20)	(393)	(15)	(981)
Recoveries	16	2	6	28	8	60
Provision	665	(775)	245	335	(95)	375
Balance at June 30, 2013	$1,165	$1,862	$404	$424	$73	$3,928

Balance at September 30, 2011	$682	$3,024	$173	$452	$190	$4,521
Charge-offs	(235)	(233)	(32)	(640)	(9)	(1,149)
Recoveries	—	59	—	4	3	66
Provision	200	—	50	650	—	900
Balance at June 30, 2012	$647	$2,850	$191	$466	$184	$4,338

	Real Estate Loans
	One-to-four-		Home
	family	Commercial	Equity Loans
	Residential and	Real	and Lines		Other
	Construction	Estate	of Credit	Commercial	Loans	Total
Evaluated for Impairment:
Individually	$—	$327	$—	$56	$—	$383
Collectively	1,165	1,535	404	368	73	3,545
Balance at June 30, 2013	$1,165	$1,862	$404	$424	$73	$3,928

Evaluated for Impairment:
Individually	$—	$709	$—	$135	$—	$844
Collectively	826	2,137	173	319	175	3,630
Balance at September 30, 2012	$826	$2,846	$173	$454	$175	$4,474

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

June 30, 2013

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

Compensation expense is equal to the fair value of the shares committed to be released and unallocated ESOP shares are excluded from outstanding shares for purposes of computing earnings per share.  Compensation expense related to the ESOP of $198,000 and $169,000 was recognized during the nine months ended June 30, 2013 and 2012, respectively.  Dividends on unallocated shares are not treated as ordinary dividends and are instead used to repay the ESOP loan and recorded as compensation expense.

As of June 30, 2013, the ESOP held a total of 277,886 shares of the Company’s stock, and there were 245,731 unallocated shares.  The fair market value of the unallocated ESOP shares was $4.7 million at June 30, 2013.

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

June 30, 2013

(9) Fair Value of Assets and Liabilities (Continued)

be limited or less transparent information provided by the Company’s third-party pricing service, fair value may be estimated by the use of secondary pricing services or through the use of non-binding third-party broker quotes.

On a quarterly basis, management reviews the pricing information received from the Company’s third-party pricing service.  This review process includes a comparison to non-binding third-party broker quotes, as well as a review of market-related conditions impacting the information provided by the Company’s third-party pricing service.  Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume or frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets.  Securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs.  As of June 30, 2013 and September 30, 2012, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.  On a quarterly basis, management also reviews a sample of securities priced by the Company’s third-party pricing service to review significant assumptions and valuation methodologies used.  Based on this review, management determines whether the current placement of the security in the fair value hierarchy is appropriate or whether transfers may be warranted.

The following table presents the assets measured at fair value on a recurring basis as of June 30, 2013 and September 30, 2012 by level within the fair value hierarchy (dollars in thousands):

	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	or Liabilities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
June 30, 2013:
Investment securities available for sale:
U.S. government and agency obligations	$—	$25,576	$—	$25,576
Corporate bonds	—	7,034	—	7,034
Municipal obligations	—	33,155	—	33,155
Equity securities	1,502	—	—	1,502
Total investment securities available for sale	1,502	65,765	—	67,267
Mortgage-backed securities available for sale	—	30,813	—	30,813

Total recurring fair value measurements	$1,502	$96,578	$—	$98,080

September 30, 2012:
Investment securities available for sale:
U.S. government and agency obligations	$—	$21,155	$—	$21,155
Corporate bonds	—	7,100	—	7,100
Municipal obligations	—	33,076	—	33,076
Equity securities	1,344	—	—	1,344
Total investment securities available for sale	1,344	61,331	—	62,675
Mortgage-backed securities available for sale	—	40,002	—	40,002

Total recurring fair value measurements	$1,344	$101,333	$—	$102,677

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)

June 30, 2013

(9) Fair Value of Assets and Liabilities (Continued)

Assets Measured at Fair Value on a Nonrecurring Basis

The following table presents the assets measured at fair value on a nonrecurring basis as of June 30, 2013 and September 30, 2012 by level within the fair value hierarchy (dollars in thousands):

	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	or Liabilities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
June 30, 2013:
Foreclosed real estate	$—	$—	$607	$607
Impaired loans	—	—	1,888	1,888
Total nonrecurring fair value measurements	$—	$—	$2,495	$2,495

September 30, 2012:
Foreclosed real estate	$—	$—	$463	$463
Impaired loans	—	—	1,969	1,969
Total nonrecurring fair value measurements	$—	$—	$2,432	$2,432

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Company uses level 3 inputs to determine fair value (dollars in thousands):

			Quantitative Information about Level 3 Fair Value Measurements
			Valuation		Unobservable		Range
	June 30, 2013	September 30, 2012	Techniques		Input		(Weighted Average)
Foreclosed real estate	$607	$463	Appraisal of		Appraisal adjustments	(2)	0% to -40% (-25%)
			collateral	(1)	Liquidation expenses	(2)	0% to -10% (-5%)

Impaired loans	$1,888	$1,969	Fair value of		Appraisal adjustments	(2)	0% to -40% (-25%)
			collateral	(1),(3)	Liquidation expenses	(2)	0% to -10% (-5%)

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

June 30, 2013

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

June 30, 2013

(9)  Fair Value of Assets and Liabilities (Continued)

The following table presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2013 and September 30, 2012 (dollars in thousands):

	Fair Value Measurements
			Quoted Prices in	Significant
			Active Markets for	Other	Significant
		Total	Identical Assets	Observable	Unobservable
	Carrying	Fair	or Liabilities	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2013:
Financial Instruments - Assets:
Cash on hand and due from banks	$2,243	$2,243	2,243	$—	$—
Interest-earning deposits in other institutions	14,044	14,044	14,044	—	—
Investment securities	67,267	67,267	1,502	65,765	—
Mortgage-backed securities	30,813	30,813	—	30,813	—
Federal Home Loan Bank stock	2,853	2,853	2,853	—	—
Loans receivable	290,100	297,786	—	—	297,786
Loans held for sale	—	—	—	—	—
Bank-owned life insurance	13,611	13,611	13,611	—	—
Accrued interest receivable	1,251	1,251	1,251		—
Financial Instruments - Liabilities:		—			—
Demand, savings and club accounts	193,472	193,472	193,472	—	—
Certificate deposit accounts	132,074	136,278	—	—	136,278
Federal Home Loan Bank advances	28,570	28,747	—	—	28,747
Securities sold under agreements to repurchase	4,533	4,533	4,533	—	—
Accrued interest payable	250	250	250	—	—

September 30, 2012:
Financial Instruments - Assets:
Cash on hand and due from banks	$1,729	$1,729	1,729	$—	$—
Interest-earning deposits in other institutions	14,045	14,045	14,045	—	—
Federal funds sold	3,000	3,000	3,000
Investment securities	62,675	62,675	1,344	61,331	—
Mortgage-backed securities	40,002	40,002	—	40,002	—
Federal Home Loan Bank stock	2,683	2,683	2,683	—	—
Loans receivable	291,113	301,798	—	—	301,798
Loans held for sale	905	932	932	—	—
Bank-owned life insurance	10,282	10,282	10,282	—	—
Accrued interest receivable	1,313	1,313	1,313		—
Financial Instruments - Liabilities:					—
Demand, savings and club accounts	192,266	192,266	192,266	—	—
Certificate deposit accounts	138,033	145,059	—	—	145,059
Federal Home Loan Bank advances	26,849	27,330	—	—	27,330
Securities sold under agreements to repurchase	3,232	3,232	3,232	—	—
Accrued interest payable	225	225	225	—	—

(10)        Accumulated Other Comprehensive Income

The following table presents the significant amounts reclassified out of accumulated other comprehensive income and the changes in accumulated other comprehensive income by component for the three months ended June 30, 2013:

	Net Unrealized	Affected Line on
	Gains (Losses) on	the Consolidated
	Investment Securities	Statement of Income
Accumulated Other Comprehensive Income - April 1, 2013	$1,910
Net unrealized losses arising during the period before tax	(1,724)
Tax effect	586
Net unrealized losses arising during the period after tax	(1,138)

Reclassification adjustment for security gains realized in net income before tax	(28)	Net securities gains
Tax effect	10	Income tax expense
Reclassification adjustment for security gains realized in net income after tax	(18)
Total other comprehensive loss	(1,156)

Accumulated Other Comprehensive Income - June 30, 2013	$754

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides further detail to the financial condition and results of operations of the Company.  The section should be read in conjunction with the notes and unaudited consolidated financial statements presented elsewhere in this report.

The Company’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of June 30, 2013 have remained unchanged from the disclosures presented in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

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

Comparison of Financial Condition at June 30, 2013 and September 30, 2012

General.  The Company’s total assets decreased $5.7 million, or 1.3%, to $437.8 million at June 30, 2013 from $443.4 million at September 30, 2012.  The decrease was due primarily to a $9.2 million decrease in mortgage-backed securities and a $2.5 million decrease in cash and cash equivalents.  Partly offsetting these decreases were $3.0 million of additional purchases of bank-owned life insurance and an increase of $4.6 million in investment securities during the nine months ended June 30, 2013.  Total liabilities decreased $1.7 million, or 0.5%, to $361.6 million at June 30, 2013 from $363.3 million at September 30, 2012 due to net deposit outflows of $4.8 million partly offset by a $1.7 million increase in Federal Home Loan Bank advances and a $1.3 million increase in securities sold under agreements to repurchase.

Cash and Cash Equivalents.  Cash and cash equivalents decreased $2.5 million, or 13.3%, to $16.3 million at June 30, 2013 from $18.8 million at September 30, 2012 due mainly to deposit outflows, the purchase of additional bank owned life insurance and investment securities and funds used to repurchase the Company’s common stock.

Loans.  At June 30, 2013, net loans were $290.1 million, or 66.5% of total assets compared to $291.1 million, or 65.7% of total assets at September 30, 2012.  The $1.0 million, or 0.4% decrease, was due primarily to a decline in the one- to four-family residential real estate portfolio mostly offset by an increase in the home equity loan portfolio.

Investment Securities.  Investment securities available for sale increased $4.6 million to $67.3 million at June 30, 2013 from $62.7 million at September 30, 2012.  Purchases of $15.1 million of investment securities during the nine months ended June 30, 2013 consisted primarily of government agency bonds.  The purchases were offset by calls of government agency bonds totaling $9.1 million during the nine months ended June 30, 2013.

Mortgage-Backed Securities.  The Company’s mortgage-backed securities available for sale decreased $9.2 million to $30.8 million at June 30, 2013 from $40.0 million at September 30, 2012 due mainly to repayments of mortgage-backed securities during the nine month period ended June 30, 2013.

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

Deposits decreased $4.8 million, or 1.4%, to $325.5 million at June 30, 2013 from $330.3 million at September 30, 2012.  The decrease resulted primarily from a $6.0 million, or 4.3%, decrease in certificate of deposit accounts partly offset by a $1.2 million, or 0.6%, increase in demand and savings accounts during the nine months ended June 30, 2013 due in part to changes in customer investment preferences and seasonal cash usage.

Borrowings.  Our borrowings consist of advances from the Federal Home Loan Bank of Pittsburgh and funds borrowed under repurchase agreements.  Total borrowings increased $3.0 million to $33.1 million at June 30, 2013 from $30.1 million at September 30, 2012.  The increase was due primarily to additional Federal Home Loan Bank advances of $7.4 million partly offset by the repayment of $5.7 million of maturing advances during the nine months ended June 30, 2013.

Stockholders’ Equity.  Stockholders’ equity decreased $3.9 million, or 4.9%, to $76.2 million at June 30, 2013 from $80.1 million at September 30, 2012.  The decrease was due primarily to the repurchase of the Company’s common stock totaling $5.0 million and a $1.3 million other comprehensive loss due to a decrease in the market value of securities available for sale resulting from an increase in market interest rates. These decreases were partly offset by net income of $2.2 million for the nine months ended June 30, 2013.

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

	For the Three Months Ended June 30,
	2013			2012
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$291,222	$3,268	4.49%	$298,455	$3,617	4.85%
Investment and mortgage-backed securities	102,285	578	2.26%	111,472	680	2.44%
Interest earning deposits	10,308	1	0.04%	8,301	1	0.05%
Total interest-earning assets	403,815	3,847	3.81%	418,228	4,298	4.11%
Noninterest-earning assets	32,438			27,169
Total assets	$436,253			$445,397
Interest-bearing liabilities:
Savings accounts	$109,979	44	0.16%	$110,305	46	0.17%
Certificates of deposit	133,006	758	2.28%	139,824	837	2.39%
Money market accounts	7,467	3	0.16%	6,260	1	0.06%
Demand and NOW accounts	74,276	13	0.07%	71,224	12	0.07%
Total deposits	324,728	818	1.01%	327,613	896	1.09%
Federal Home Loan Bank advances	28,576	115	1.61%	32,086	194	2.42%
Securities sold under agreements to repurchase	3,440	1	0.12%	2,765	1	0.14%
Total interest-bearing liabilities	356,744	934	1.05%	362,464	1,091	1.20%
Noninterest-bearing liabilities	2,871			3,280
Total liabilities	359,615			365,744
Stockholders’ equity	76,638			79,653
Total liabilities and stockholders’ equity	$436,253			$445,397

Net interest income		$2,913			$3,207
Net interest rate spread (1)			2.76%			2.91%
Net interest-earning assets (2)	$47,071			$55,764
Net interest margin (3)			2.89%			3.07%
Average interest-earning assets to interest- bearing liabilities	113.19%			115.38%

(1)         Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)         Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(3)         Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Nine Months Ended June 30,
	2013			2012
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$293,029	$10,152	4.62%	$296,041	$11,121	5.01%
Investment and mortgage-backed securities	101,973	1,745	2.28%	105,660	1,988	2.51%
Interest earning deposits	9,358	4	0.06%	10,407	4	0.05%
Total interest-earning assets	404,360	11,901	3.92%	412,108	13,113	4.24%
Noninterest-earning assets	32,068			28,359
Total assets	$436,428			$440,467
Interest-bearing liabilities:
Savings accounts	$109,672	115	0.14%	$111,770	155	0.18%
Certificates of deposit	135,359	2,353	2.32%	138,691	2,541	2.44%
Money market accounts	7,051	7	0.13%	6,262	6	0.13%
Demand and NOW accounts	73,131	39	0.07%	68,464	36	0.07%
Total deposits	325,213	2,514	1.03%	325,187	2,738	1.12%
Federal Home Loan Bank advances	26,599	397	1.99%	30,002	575	2.56%
Securities sold under agreements to repurchase	3,478	3	0.12%	3,363	5	0.20%
Total interest-bearing liabilities	355,290	2,914	1.09%	358,552	3,318	1.23%
Noninterest-bearing liabilities	2,584			2,977
Total liabilities	357,874			361,529
Stockholders’ equity	78,554			78,938
Total liabilities and stockholders’ equity	$436,428			$440,467

Net interest income		$8,987			$9,795
Net interest rate spread (1)			2.83%			3.01%
Net interest-earning assets (2)	$49,070			$53,556
Net interest margin (3)			2.96%			3.17%
Average interest-earning assets to interest- bearing liabilities	113.81%			114.94%

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

Comparison of Operating Results for the Three Months Ended June 30, 2013 and 2012

General.  Net income for the quarter ended June 30, 2013 was $722,000 compared to $764,000 for the quarter ended June 30, 2012, a decrease of $42,000, or 5.5%.  The decrease was primarily the result of a decline in net interest income of $294,000, or 9.2% and higher noninterest expenses of $240,000, or 9.8%.  Partially offsetting these items were a lower provision for loan losses of $300,000, or 100.0%, higher noninterest income of $129,000, or 21.0%, and lower income tax expense of $63,000, or 20.5%.

Net Interest Income.  Net interest income for the quarter ended June 30, 2013 was $2.9 million compared to $3.2 million for the quarter ended June 30, 2012.  Our net interest rate spread and net interest margin were 2.76% and 2.89%, respectively, for the three months ended June 30, 2013 compared to 2.91% and 3.07% for the same period in the prior year.  The decrease in the net interest rate spread and net interest margin was the result of the yield on interest-earning assets declining more rapidly than the cost of interest-bearing liabilities.

Interest and Dividend Income.  Total interest and dividend income decreased by $451,000, or 10.5%, to $3.8 million for the three months ended June 30, 2013 compared to the same period in the prior year.  The decrease was primarily due to a decrease in the average yield on interest-earning assets.  The average yield on interest-earning assets decreased to 3.81% for the three months ended June 30, 2013 from 4.11% for the same period in the prior year.  Additionally, average interest-earning assets decreased to $403.8 million for the three months ended June 30, 2013 from $418.2 million for the same period in 2012.

Interest income on loans decreased $349,000, or 9.6%, to $3.3 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.  The average yield on loans receivable decreased to 4.49% for the three months ended June 30, 2013 from 4.85% for the same period in the prior year.  The decrease in average yield was primarily attributable to our variable rate loans adjusting downward as prime and short-term interest rates remained low as well as the origination of new loans in a generally lower interest rate environment and repayment/refinance of higher rate loans.  Average loans receivable decreased by $7.2 million, or 2.4%, to $291.2 million for the three months ended June 30, 2013 from $298.5 million for the same period in the prior year resulting from increased loan repayments.

Interest income on investment and mortgage-backed securities decreased by $102,000, or 15.0%, to $578,000 for the three months ended June 30, 2013 from $680,000 for the same period in the prior year.   This decrease was due to a decrease in the average yield earned on investments and mortgage-backed securities to 2.26% for the three months ended June 30, 2013 from 2.44% for the same period in the prior year due to new investments added in a lower interest rate environment, variable rate investments that adjusted downward and calls and repayments of higher rate securities.  Average investments and mortgage-backed securities decreased by $9.2 million, or 8.2%, to $102.3 million for the three months ended June 30, 2013 from $111.5 million for the same period in the prior year resulting from repayments on mortgage-backed securities and calls of investment securities.

Interest Expense.  Total interest expense decreased by $157,000, or 14.4%, to $934,000 for the three months ended June 30, 2013 from $1.1 million for the same period in the prior year.  This decrease in interest expense was primarily due to a decrease in the average cost of interest-bearing liabilities to 1.05% for the three months ended June 30, 2013 from 1.20% for the same prior year period.  Additionally, the average balance of interest-bearing liabilities decreased $5.7 million, or 1.6%, to $356.7 million for the three months ended June 30, 2013 from $362.5 million for the same period in the prior year.

Interest expense on deposits decreased by $78,000, or 8.7%, to $818,000 for the three months ended June 30, 2013 from $896,000 for the same period in the prior year.  The average cost of deposits declined from 1.09% for the three months ended June 30, 2012 to 1.01% for the three months ended June 30, 2013.  The continued low level of market interest rates enabled us to reduce the rates of interest paid on deposit products.

Interest expense on Federal Home Loan Bank advances decreased $79,000, or 40.7%, to $115,000 for the three months ended June 30, 2013 from $194,000 for the same period in the prior year.  The average balance of advances decreased $3.5 million, or 10.9%, to $28.6 million for the three months ended June 30, 2013 compared to the same period in the prior year.  In addition, the average cost of advances decreased to 1.61% for the quarter ended June 30, 2013 from 2.42% for the quarter ended June 30, 2012 as higher rate advances matured and were repaid.

Provision for Loan Losses.  There was no provision for loan losses for the three months ended June 30, 2013 compared to a $300,000 provision for the same period in the prior year due in part to an improvement in delinquency trends.  Non-performing loans at June 30, 2013 were $3.3 million or 1.12% of total loans, $4.0 million or 1.34% of total loans at September 30, 2012 and $4.1 million or 1.39% of total loans at June 30, 2012.  The provision that was recorded was sufficient, in management’s judgment, to bring the allowance for loan losses to a level that reflects the losses inherent in our loan portfolio relative to loan mix, economic conditions and historical loss experience.  See “Non-Performing and Problem Assets” for additional information.

Noninterest Income.  Noninterest income increased $129,000, or 21.0%, to $744,000 for the three months ended June 30, 2013 from $615,000 for the same period in 2012.  The increase was due mainly to higher service charge income of $64,000 and increased earnings on bank-owned life insurance of $33,000.

Noninterest Expenses.  Noninterest expenses increased by $240,000, or 9.8%, to $2.7 million for the three months ended June 30, 2013 compared to the same period in the prior year.  Compensation and employee benefits increased $84,000 for the quarter ended June 30, 2013 compared to the same period in the prior year due to mainly to the stock award expense for the grants of stock options and restricted stock that were made on July 26, 2012.  Other operating expenses increased by $146,000 for the quarter ended June 30, 2013 compared to the quarter ended June 30, 2012 due to general cost increases and a $75,000 one-time charitable contribution made to receive state tax credits.

Income Tax Expense.  The Company recorded a provision for income tax of $244,000 for the three months ended June 30, 2013 compared to $307,000 for the three months ended June 30, 2012. The effective tax rate was 25.3% for the three months ended June 30, 2013 and 28.7% for the three months ended June 30, 2012, which was lower due in part to a higher level of nontaxable income.

Comparison of Operating Results for the Nine Months Ended June 30, 2013 and 2012

General.  Net income for the nine months ended June 30, 2013 was $2.2 million compared to $2.4 million for the nine months ended June 30, 2012, a decrease of $180,000, or 7.6%.  The decrease was primarily the result of a decline in net interest income of $808,000, or 8.3% and higher noninterest expenses of $434,000, or 5.9%.  Partially offsetting these items were a lower provision for loan losses of $525,000, or 58.3%, higher noninterest income of $324,000, or 18.0%, and lower income tax expense of $213,000, or 22.8%.

Net Interest Income.  Net interest income for the nine months ended June 30, 2013 was $9.0 million compared to $9.8 million for the nine months ended June 30, 2012.  Our net interest rate spread and net interest margin were 2.83% and 2.96%, respectively for the nine months ended June 30, 2013 compared to 3.01% and 3.17% for the same period in the prior year.  The decrease in the net interest rate spread and net interest margin was the result of the yield on interest-earning assets declining more rapidly than the cost of interest-bearing liabilities.

Interest and Dividend Income.  Total interest and dividend income decreased by $1.2 million, or 9.2%, to $11.9 million for the nine months ended June 30, 2013 compared to the same period in the prior year.  The decrease was due primarily to a decrease in the average yield on interest-earning assets.  The average yield on interest-earning assets decreased to 3.92% for the nine months ended June 30, 2013 from 4.24% for the same period in the prior year.  Average interest-earning assets decreased to $404.4 million for the nine months ended June 30, 2013 from $412.1 million for the same period in the prior year.

Interest income on loans decreased $969,000, or 8.7%, to $10.2 million for the nine months ended June 30, 2013 due to a decrease in the average yield on loans.  The average yield on loans receivable decreased to 4.62% for the nine months ended June 30, 2013 from 5.01% for the same period in the prior year.  The decrease in average yield was primarily attributable to our variable rate loans adjusting downward as prime and short-term interest rates remained low as well as the origination of new loans in a generally lower interest rate environment and repayment/refinance of higher rate loans.

Interest income on investment and mortgage-backed securities decreased by $243,000, or 12.2%, to $1.7 million for the nine months ended June 30, 2013 compared to the same period in the prior year.   This decrease was due in part to a decrease in the average yield earned on investments and mortgage-backed securities to 2.28% for the nine months ended June 30, 2013 from 2.51% for the same period in the prior year due to new investments added in a lower interest rate environment, variable rate investments that adjusted downward and calls and repayments of higher rate securities.  Additionally, the average balance of investment and mortgage-backed securities decreased by $3.7 million, or 3.5%, to $102.0 million for the nine months ended June 30, 2013 from $105.7 million for the same period in the prior year.

Interest Expense.  Total interest expense decreased by $404,000, or 12.2%, to $2.9 million for the nine months ended June 30, 2013 from $3.3 million for the same period in the prior year.  This decrease in interest expense was due primarily to a decrease in the average cost of interest-bearing liabilities to 1.09% for the nine months ended June 30, 2013 from 1.23% for the same prior year period.  The average balance of interest-bearing liabilities of $355.3 million for the nine months ended June 30, 2013 declined $3.2 million compared to the nine months ended June 30, 2012.

Interest expense on deposits decreased by $224,000, or 8.2%, to $2.5 million for the nine months ended June 30, 2013 from $2.7 million for the same period in the prior year.  The average cost of deposits declined from 1.12% for the nine months ended June 30, 2012 to 1.03% for the nine months ended June 30, 2013.  The continued low level of market interest rates enabled us to reduce the rates of interest paid on deposit products.  The average balances of deposits for the nine month periods remained unchanged at $325.2 million

Interest expense on Federal Home Loan Bank advances decreased $178,000, or 31.0%, to $397,000 for the nine months ended June 30, 2013 from $575,000 for the same period in the prior year.  The average balance of advances decreased $3.4 million, or 11.3%, to $26.6 million for the nine months ended June 30, 2013 compared to the same period in the prior year.  In addition, the average cost of advances decreased to 1.99% for the nine months ended June 30, 2013 from 2.56% for the nine months ended June 30, 2012 as higher rate advances matured and were repaid.

Provision for Loan Losses.  The provision for loan losses decreased by $525,000 to $375,000 for the nine months ended June 30, 2013 from $900,000 for the same period in the prior year due in part to an improvement in delinquency trends.  Non-performing loans at June 30, 2013 were $3.3 million or 1.12% of total loans, $4.0 million or 1.34% of total loans at September 30, 2012 and $4.1 million or 1.39% of total loans at June 30, 2012.  The provision that was recorded was sufficient, in management’s judgment, to bring the allowance for loan losses to a level that reflects the losses inherent in our loan portfolio relative to loan mix, economic conditions and historical loss experience.  See “Non-Performing and Problem Assets” for additional information.

Noninterest Income.  Noninterest income increased $324,000, or 18.0%, to $2.1 million for the nine months ended June 30, 2013 from $1.8 million for the same period in the prior year.  The increase was due mainly to increased service fee income of $119,000, increased earnings on bank-owned life insurance of $72,000 and higher net loan sale gains of $71,000 resulting from a higher volume of loan sales.

Noninterest Expenses.  Noninterest expenses increased by $434,000, or 5.9%, to $7.8 million for the nine months ended June 30, 2013 compared to the same period in the prior year.  Compensation and employee benefits increased $366,000, or 8.5%, for the nine months ended June 30, 2013 compared to the same period in the prior year due mainly to stock award expense for the grants of stock options and restricted stock that were issued in July 2012.

Income Tax Expense.  The Company recorded a provision for income tax of $724,000 for the nine months ended June 30, 2013 compared to $937,000 for the nine months ended June 30, 2012. The effective tax rate was 24.8% for the nine months ended June 30, 2013 and 28.3% for the nine months ended June 30, 2012, which was lower due in part to a higher level of nontaxable income.

Non-Performing and Problem Assets

There were no loans in arrears 90 days or more and still accruing interest at June 30, 2013.  Loans in arrears 90 days or more or in process of foreclosure (non-accrual loans) were as follows:

			Percentage of
	Number of Loans	Amount	Loans Receivable
		(Dollars in thousands)

June 30, 2013	23	$3,287	1.12%
September 30, 2012	26	3,971	1.34

At June 30, 2013 and September 30, 2012, the Company had impaired loans totaling $2.3 million and $2.8 million, respectively.   The largest impaired loan at both dates was a $900,000 loan representing a 6% interest in a participation loan that was secured by commercial real estate and a mall in West Virginia.  Foreclosure on this loan was initiated by the participating banks but a declaration of bankruptcy by the borrower has caused a delay in this process.  The second largest impaired loan at both dates was a $700,000 loan which was secured by commercial real estate and a restaurant in Maryland.  The borrower on this loan has declared bankruptcy which also delayed foreclosure proceedings.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations.  Our primary sources of funds consist of deposit inflows, loan repayments and sales, advances from the Federal Home Loan Bank of Pittsburgh, repurchase agreements and maturities, principal repayments and the sale of available-for-sale securities.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.  Our Asset/Liability Management Committee, under the direction of our Chief Financial Officer, is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies.  We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2013.

At June 30, 2013, we had $15.0 million in loan commitments outstanding of which $13.9 million were for commercial loans and $1.1 million for one-to four-family residential loans.  In addition to commitments to originate loans, we had $13.9 million in unused lines of credit to borrowers and $1.1 million in undisbursed funds for construction loans in process.  Certificates of deposit due within one year of June 30, 2013 totaled $30.4 million, or 9.3 % of total deposits.  If these deposits do not remain with us, we may be required to seek other sources of funds, including loan and securities sales, repurchase agreements and Federal Home Loan Bank advances.  The maximum borrowing capacity at the FHLB at June 30, 2013 was $127.6 million.

Current regulatory requirements specify that the Bank and similar institutions must maintain leverage capital equal to 4% of adjusted total assets and risk-based capital equal to 8% of risk-weighted assets.  The Federal Deposit Insurance Corporation (“FDIC”) may require higher core capital ratios if warranted, and institutions are to maintain capital levels consistent with their risk exposures.  The FDIC reserves the right to apply this higher standard to any insured financial institution when considering an institution’s capital adequacy.  At June 30, 2013, Standard Bank was in compliance with all regulatory capital requirements with leverage and risk-based capital ratios of 13.76% and 21.89%, respectively, and was considered “well capitalized” under regulatory guidelines.

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

PART II — OTHER INFORMATION

ITEM 1.                                                Legal Proceedings

At June 30, 2013, the Company is not involved in any pending legal proceedings other than non-material legal proceedings undertaken in the ordinary course of business.

ITEM 1A.                                       Risk Factors

Not applicable to smaller reporting companies.

ITEM 2.                                          Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of common stock of the Company during the indicated periods.

			Total Number of Shares	Maximum number of Shares
	Total Number	Average	Purchased as Part	That May Yet Be
	of Shares	Price Paid	of Publicly Announced	Purchased Under the
Period	Purchased	Per Share	Plans or Programs	Plans or Programs (1)
April 1-30, 2013	—	$—	—	321,003
May 1-31, 2013	—	—	—	321,003
June 1-30, 2013	—	—	—	321,003
Totals	—		—

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

STANDARD FINANCIAL CORP.

Signatures	Title	Date

/s/ Timothy K. Zimmerman	President, Chief Executive Officer and Director	August 8, 2013
Timothy K. Zimmerman	(Principal Executive Officer)

/s/ Colleen M. Brown	Senior Vice President and Chief Financial Officer	August 8, 2013
Colleen M. Brown	(Principal Financial and Accounting Officer)