Form 10-K
period 2013-09-30
Standard Financial Corp.
filed 2013-12-19
CIK 1492915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-34893

STANDARD FINANCIAL CORP.

(Exact Name of Registrant as Specified in its Charter)

Maryland	27-3100949
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2640 Monroeville Boulevard, Monroeville, Pennsylvania	15146
(Address of Principal Executive Offices)	(Zip Code)

(412) 856-0363

(Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of December 11, 2013, there were issued and outstanding 3,017,097 shares of the Registrant’s Common Stock.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sales price on March 31, 2013 was $62.8 million.

DOCUMENTS INCORPORATED BY REFERENCE:

Document	Part of Form 10-K
Proxy Statement for the 2014 Annual Meeting of Stockholders of the Registrant	Part III

Standard Financial Corp.

Annual Report on Form 10-K

For The Year Ended

September 30, 2013

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

•                  changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission (the “SEC”) and the Public Company Accounting Oversight Board;

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

Standard Financial Corp.

Standard Financial Corp. (the “Company”) is a Maryland corporation that owns all of the outstanding shares of common stock of Standard Bank (the “Bank”) upon completion of the mutual-to-stock conversion which occurred on October 6, 2010.  Upon completion of the stock conversion on October 6, 2010, a total of 3,478,173 shares of common stock were issued in the offering of which 3,360,554 shares were subscribed for by depositors of Standard Bank, other investors in the subscription and community offerings and the Employee Stock Ownership Plan at a purchase price of $10.00 per share.  In addition, 117,619 shares were issued to Standard Charitable Foundation.  The shares of common stock began trading on the Nasdaq Stock Market (the “Nasdaq”) under the trading symbol “STND” on October 7, 2010.

On September 6, 2013, the Company announced that its Board of Directors approved the voluntary delisting of its common stock from the Nasdaq and the deregistration of the Company as a reporting company with the SEC. The Company notified the

Nasdaq of its intent to voluntarily delist its common stock and filed a notice on Form 25 with the SEC on September 16, 2013 to delist the common stock from Nasdaq and terminate the registration of the Company’s common stock under Section 12 of the Securities Exchange Act of 1934 (“Exchange Act”). The termination of the Company’s Section 12 reporting requirements will be complete 90 days after the Form 25 was filed.  The Company’s common stock was suspended from trading on the Nasdaq on September 26, 2013 and promptly thereafter began trading under the symbol “STND” on the OTCQB Marketplace, operated by OTC Markets Group. The Company also filed a Form 15 with the SEC on September 26, 2013 in order to suspend the Company’s reporting requirements under Section 15(d) of the Exchange Act with the suspension to become effective 90 days after the filing of the Form 15.  At such time, the Company’s periodic reporting obligations under Sections 13 and 15(d) of the Exchange Act will be suspended, including its obligations to file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

The Company’s decision to delist and deregister the common stock comes in response to the adoption of the Jumpstart Our Business Startups Act (the “JOBS Act”), which, among other things, allows banks and bank holding companies to deregister with the SEC if they have fewer than 1,200 stockholders of record. The Company’s Board of Directors authorized the delisting and deregistration after concluding that the significant costs of remaining an SEC reporting company, including the regulatory compliance burden, outweighed the current benefits of being listed on Nasdaq. The Board of Directors believes that the expense reductions inherent in delisting and deregistering its stock will benefit the Company and its stockholders and serve to maximize the long term value of the Company. In addition, following deregistration, the Company’s Board and management will be able to focus more on profitable operation of the Company as opposed to the considerable time and effort necessary to manage compliance with SEC reporting requirements. The Company will continue to be audited by an independent accounting firm and prepare and publish quarterly and annual financial results in its regular press releases.

On a consolidated basis, as of September 30, 2013, Standard Financial Corp. had total consolidated assets of $436.9 million, total loans of $297.5 million, total deposits of $326.1 million and stockholders’ equity of $74.6 million.  Our executive offices are located at 2640 Monroeville Boulevard, Monroeville, Pennsylvania 15146.  Our telephone number at this address is (412) 856-0363.

Standard Bank

Standard Bank is a Pennsylvania chartered savings bank headquartered in Murrysville, Pennsylvania with executive offices in Monroeville, Pennsylvania.  Standard Bank was organized in 1913, and reorganized into the mutual holding company structure in 1998.  Following the completion of the stock conversion, Standard Bank became the wholly owned subsidiary of Standard Financial Corp.  We provide financial services to individuals, families and businesses through ten banking offices located in the Pennsylvania counties of Allegheny, Westmoreland and Bedford and Allegany County, Maryland.

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

Our market area did not fully benefit from the national economic expansion during the period prior to the economic downturn, and as a result, it was not as severely affected during the economic downturn.  The national unemployment rate has remained close to 8% as of September 30, 2013 and real estate prices across the country have declined substantially in many markets.  In comparison to many areas throughout the country, real estate values in our market have not declined to the extent that other areas of the country have experienced during the past decade.  Median household income levels in Standard Bank’s market area have been mixed.  Allegheny County, Pennsylvania and Allegany County, Maryland have trailed the median household income growth rate of their respective states and the nation over the last several years, while Westmoreland and Fayette Counties have outpaced it.  However, the median household income in each of the counties within our market area is substantially less than their respective states and nationally.

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

Our deposit sources are primarily concentrated in the communities surrounding our banking offices, located in the Pennsylvania counties of Allegheny, Westmoreland and Bedford and Allegany County, Maryland.  As of June 30, 2013 (the latest date for which information is publicly available), we ranked 26th in deposit market share out of 35 bank and thrift institutions with offices in Allegheny County, Pennsylvania with a market share of less than 1.0%, 9th in deposit market share out of 23 bank and thrift institutions in Westmoreland County, Pennsylvania with a market share of 3.0%, 7th in deposit market share out of 10 bank and thrift institutions in Bedford County, Pennsylvania, with a market share of 3.4% and 5th in deposit market share out of 5 bank and thrift institutions in Allegany County, Maryland with a market share of 6.8%.

Lending Activities

Our primary lending activities are the origination of one- to four-family residential mortgage loans, commercial real estate loans, commercial business loans and home equity loans and lines of credit.  To a lesser extent, we also originate construction loans and consumer loans.

One- to Four-Family Residential Mortgage Loans.  At September 30, 2013, $126.5 million, or 42.4%, of our total loan portfolio, consisted of one- to four-family residential mortgage loans.  We offer fixed-rate and adjustable-rate residential mortgage loans with maturities up to 30 years.  One- to four-family residential mortgage loans are generally underwritten according to secondary market guidelines, and we refer to loans that conform to such guidelines as “conforming loans.”  We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Office of Federal Housing Enterprise Oversight, which is currently $417,000 for single-family homes.  However, loans in excess of $417,000 (which are referred to as “jumbo loans”) may be generally originated for retention in our loan portfolio, and not for sale in the secondary market.  Our maximum loan amount for these loans is generally $750,000.  We underwrite jumbo loans in the same manner as conforming loans.

We will originate loans with loan-to-value ratios in excess of 80%, up to and including a loan-to-value ratio of 95%.  We require private mortgage insurance for loans with loan-to-value ratios in excess of 85%.  During the fiscal year ended September 30, 2013, we originated $2.2 million of one- to four-family residential mortgage loans with loan-to-value ratios in excess of 80%.  We offer special programs for low- and moderate-income home purchasers.  The property must be located within our lending assessment area.  Household income must be less than 80% of median income of the Metropolitan Statistical Area in order to qualify for the special low-to moderate-income program.

We generally sell fixed rate conforming loans with terms greater than 15 years and retain the servicing rights on loans sold to generate fee income.  For the fiscal year ended September 30, 2013, we recognized loan servicing fees of $141,000.  As of September 30, 2013, the principal balance of loans serviced for others totaled $24.4 million.

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

Commercial Real Estate Loans.  At September 30, 2013, $95.8 million, or 32.1%, of our total loan portfolio, consisted of commercial real estate loans.  Properties securing our commercial real estate loans primarily include business owner-occupied properties, small office buildings and office suites.  We generally seek to originate commercial real estate loans with initial principal balances of up to $3.0 million.  Substantially all of our commercial real estate loans are secured by properties located in our primary market area.  At September 30, 2013, our largest commercial real estate loan relationship had a principal balance of $2.8 million and was secured by first mortgages on office and warehouse buildings.  This loan was performing in accordance with its terms at September 30, 2013.

In the underwriting of commercial real estate loans, we generally lend up to the lower of 80% of the property’s appraised value or purchase price.  We base our decision to lend primarily on the economic viability of the property and the creditworthiness of the borrower.  In evaluating a proposed commercial real estate loan, we emphasize the ratio of the property’s projected net cash flow to the loan’s debt service requirement (generally requiring a preferred ratio of 1.25x), computed after deduction for a vacancy factor and property expenses we deem appropriate.  Personal guarantees are usually obtained from commercial real estate borrowers. We generally require title insurance, fire and extended coverage casualty insurance, and, if appropriate, flood insurance, in order to protect our security interest in the underlying property.  Almost all of our commercial real estate loans are generated internally by our loan officers.

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

Home Equity Loans and Lines of Credit.  In addition to traditional one- to four-family residential mortgage loans, we offer home equity loans and home equity lines of credit that are secured by the borrower’s primary residence or secondary residence.  At September 30, 2013, our home equity loans and lines of credit totaled $61.6 million and represented 20.6% of our total loan portfolio.  Our home equity loans are originated with fixed rates of interest and with terms of up to 20 years.  Home equity lines of credit have a maximum term of 20 years.  The borrower is permitted to draw against the line during the first ten years of the line of credit.  During this draw period, repayments are made at 2% of the unpaid balance on a monthly basis.  After this initial 10-year draw period, the borrower is required to make payments to principal based on a 10-year amortization.  We also offer interest only lines of credit with a 5-year draw period in which interest is due monthly.  After the initial 5-year draw period, the borrower is required to make principal payments based on a 10-year amortization.  Our home equity lines of credit are currently originated with adjustable rates of interest.  Home equity loans and lines of credit are generally underwritten with the same criteria that we use to underwrite one- to four-family residential mortgage loans.  For a borrower’s primary residence, home equity loans and lines of credit may be underwritten with a loan-to-value ratio of 85% when combined with the principal balance of the existing mortgage loan.  For interest-only lines of credit, the maximum loan-to-value ratio on the second mortgage is generally limited to 75% when combined with the principal balance of the existing mortgage loan.  We require appraisals on home equity loans and lines of credit.  At the time we close a home equity loan or line of credit, we record a mortgage to perfect our security interest in the underlying collateral.  At September 30, 2013 our in-house maximum limit for a home equity loan or a line of credit was $250,000 without title insurance; any higher amounts require title insurance.

Home equity loans and lines of credit entail greater credit risks compared to the one- to four-family residential mortgage loans we originate, as they typically involve higher loan-to-value ratios.  Therefore, any decline in real estate values may have a more detrimental effect on home equity loans and lines of credit compared to one- to four-family residential mortgage loans.

Commercial Business Loans.  We make various types of secured and unsecured commercial business loans to customers in our market area for the purpose of working capital and other general business purposes.  The terms of these loans generally range from less than one year to a maximum of ten years.  The loans are either negotiated on a fixed-rate basis or carry adjustable interest rates indexed to a market rate index.  We seek to originate loans to small- and medium-size businesses with principal balances between $150,000 and $750,000.  At September 30, 2013, we had commercial business loans totaling $11.5 million, or 3.9% of the total loan portfolio.

Commercial credit decisions are based upon our credit assessment of the loan applicant. We evaluate the applicant’s ability to repay in accordance with the proposed terms of the loan and we assess the risks involved.  Personal guarantees of the principals are typically obtained.  In addition to evaluating the loan applicant’s financial statements, we consider the adequacy of the primary and secondary sources of repayment for the loan or debt service coverage.  Credit agency reports of the applicant’s personal credit history supplement our analysis of the applicant’s creditworthiness.  Collateral supporting a secured transaction also is analyzed to determine its marketability.  Commercial business loans generally have higher interest rates than residential loans of like duration because they have a higher risk of default since their repayment generally depends on the successful operation of the borrower’s business and the sufficiency of any collateral.  At September 30, 2013, our largest commercial business loan had a principal balance of $1.5 million and was secured by the inventory and accounts receivable of the borrower’s pharmacy businesses.  This loan was performing in accordance with its terms at September 30, 2013.

Construction Loans.  We make commercial construction loans for rental properties, commercial buildings and homes built by developers on speculative, undeveloped property. The terms of commercial construction loans are made in accordance with our commercial loan policy.  Advances on construction loans are made in accordance with a schedule reflecting the cost of construction, but are generally limited to an 80% loan-to-completed-appraised-value ratio.  Repayment of construction loans on non-residential properties is normally expected from the property’s eventual rental income, income from the borrower’s operating entity or the sale of the subject property.  In the case of income-producing property, repayment is usually expected from permanent financing upon completion of construction.  We typically provide the permanent mortgage financing on our construction loans on income-producing property.  Construction loans are interest-only loans during the construction period, which typically do not exceed 12 months, and convert to permanent, amortizing financing following the completion of construction.  At September 30, 2013, construction loans totaled $1.2 million, or 0.4%, of total loans receivable.  At September 30, 2013, the additional unadvanced portion of these construction loans totaled $561,000.

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

In recent years, we have sold most of our longer term fixed rate loans to the Federal Home Loan Bank of Pittsburgh (“FHLB”), with loan servicing rights retained.  During the fiscal years 2013 and 2012, we originated $7.4 million and $7.8 million, respectively, of fixed-rate loans primarily with terms of 15 years and longer which were sold to assist us in managing interest rate risk.  We sell our loans with the servicing rights retained on residential mortgage loans, and we intend to continue this practice in the future, subject to the pricing of retaining such servicing rights.  At September 30, 2013, we were servicing loans owned by others with a principal balance of $24.4 million.  Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.  We retain a portion of the interest paid by the borrower on the loans we service as consideration for our servicing activities.

From time to time, we enter into participations in commercial loans with other banks.  In these circumstances, we will generally follow our customary loan underwriting and approval policies.  At September 30, 2013 we had $7.1 million in loan participations.

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

We designate a security as either held to maturity, available for sale, or trading, based upon our ability and intent.  Securities available for sale and trading securities are reported at market value and securities held to maturity are reported at amortized cost.  A periodic review and evaluation of the available for sale and held to maturity securities portfolios is conducted to determine if the fair value of any security has declined below its carrying value and whether such decline is other-than-temporary.  At September 30, 2013, all of our securities were classified as available for sale.  Our securities portfolio at September 30, 2013, consisted primarily of securities with the following fair values: $29.7 million of mortgage-backed securities issued by U.S. Government agencies and U.S. Government-sponsored enterprises; $33.1 million of municipal obligations; $22.4 million of U.S. government and agency obligations; $7.0 million of corporate bonds and $1.6 million of equity securities.  At September 30, 2013, none of the collateral underlying our securities portfolio was considered subprime or Alt-A.  See “Item 7 - Management’s Discussion of Financial Condition and Results of Operations—Balance Sheet Analysis:  September 30, 2013 and September 30, 2012—Investment Securities Portfolio” for a discussion of the recent performance of our securities portfolio.

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

Sources of Funds

General.  Deposits traditionally have been our primary source of funds for our investment and lending activities.  We also borrow from the FHLB to supplement cash flow needs.  Our additional sources of funds are scheduled loan payments, maturing investments, loan repayments, customer repurchase agreements, income on other earning assets and the proceeds of loan sales.

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

Borrowings.  Our borrowings consist of advances from the FHLB and funds borrowed from customers under repurchase agreements.  At September 30, 2013, FHLB advances totaled $28.9 million, or 8.0%, of total liabilities and our repurchase agreements totalled $4.2 million, or 1.2%, of total liabilities.  At September 30, 2013, we had access to additional FHLB advances of up to $126.5 million.  Advances from the FHLB are collateralized by certain qualifying collateral such as loans, with weighted average collateral values determined by the FHLB equal to a least the unpaid amount of outstanding advances. Repurchase agreements are secured by mortgage-backed securities.

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

Personnel

As of September 30, 2013, we had 94 full-time equivalent employees.  Our employees are not represented by any collective bargaining group.  Management believes that we have a good working relationship with our employees.

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

Any change in these laws or regulations, whether by the FDIC, the Pennsylvania Department of Banking, the Federal Reserve Board or Congress, could have a material adverse impact on Standard Financial Corp., Standard Bank and their operations.  Recently enacted regulatory reform legislation has, among other things, created a new Consumer Financial Protection Bureau, tightened capital standards, and resulted in new laws and regulations that are expected to increase our costs of operations.  See “Item 1A - Risk Factors— The Dodd-Frank Act may have a material impact on our operations and the cost of our operations.”

Set forth below is a brief description of certain regulatory requirements that are applicable to Standard Bank and Standard Financial Corp.  The description below is limited to certain material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on Standard Bank and Standard Financial Corp.

Dodd-Frank Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), has significantly changed the bank regulatory structure and is affecting the lending, investment, trading and operating activities of depository institutions and their holding companies.  The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for depository institution holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within eighteen months from the enactment of Dodd-Frank that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.  Such regulations were issued in 2013 and become effective on January 1, 2015.

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

The legislation broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution.  The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor.  The Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments.  The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded.  The Dodd-Frank Act provided for originators of certain securitized loans to retain a percentage of the risk for transferred loan, directed the Federal Reserve Board to regulate pricing of certain debit card interchange fees, contained a number of reforms related to mortgage origination and authorized depository institutions to pay interest on business checking accounts.

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

In July, 2013, the FDIC and the other federal bank regulatory agencies issued a final rule to revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets, to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”).  Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The final rule also limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets.  The final rule becomes effective for Standard Bank on January 1, 2015.  The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

Standard Bank is also subject to capital guidelines of the Pennsylvania Department of Banking.  Although not adopted in regulation form, the Pennsylvania Department of Banking requires 6% leverage capital and 10% risk-based capital.  The components of leverage and risk-based capital are substantially the same as those defined by the FDIC.

Prompt Corrective Action.  Under federal regulations, a bank is considered to be (i) “well capitalized” if it has total risk-based capital of 10.0% or more, Tier 1 risk-based capital of 6.0% or more, Tier 1 leverage capital of 5.0% or more, and is not subject to any written capital order or directive; (ii) “adequately capitalized” if it has total risk-based capital of 8.0% or more, Tier 1 risk-based capital of 4.0% or more and Tier 1 leverage capital of 4.0% or more (3.0% under certain circumstances), and does not meet the definition of “well capitalized”; (iii) “undercapitalized” if it has total risk-based capital of less than 8.0%, Tier 1 risk-based capital of less than 4.0% or Tier 1 leverage capital of less than 4.0% (3.0% under certain circumstances); (iv) “significantly undercapitalized” if it has total risk-based capital of less than 6.0%, Tier 1 risk-based capital less than 3.0%, or Tier 1 leverage capital of less than 3.0%; and (v) “critically undercapitalized” if its ratio of tangible equity to total assets is equal to or less than 2.0%.  Federal regulations also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized, and may require an adequately capitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).  As of September 30, 2013, Standard Bank was “well-capitalized” for this purpose and exceeded all applicable capital requirements.  The previously referenced final rule that will increase regulatory capital requirements will revise the prompt corrective action categories accordingly.

Generally, the FDIC is required to appoint a receiver or conservator for an institution that is “critically undercapitalized” within specific time frames.  The law also provides for certain supervisory measures for undercapitalized institutions including restrictions on capital distributions and asset growth and the requirement that a capital restoration plan be filed with the FDIC within 45 days of the date an institution receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.”  The criteria for an acceptable capital restoration plan include, among other things, the establishment of the methodology and assumptions for attaining adequately capitalized status on an annual basis, procedures for ensuring compliance with restrictions imposed by applicable federal regulations, the identification of the types and levels of activities the institution will engage in while the capital restoration plan is in effect, and assurances that the capital restoration plan will not appreciably increase the current risk profile of the institution.  Any holding company for an institution required to submit a capital restoration plan must guarantee the lesser of an amount equal to 5% of the institution’s assets at the time it was notified or deemed to be undercapitalized by the FDIC or the amount necessary to restore the institution to adequately capitalized status.  This guarantee remains in place until the FDIC notifies the institution that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the FDIC has the authority to require payment and collect payment under the guarantee.  Failure by a holding company to provide the required guarantee can result in certain operating restrictions on the institution such as restrictions on the ability to declare and pay dividends, pay executive compensation and management fees, and increase assets or expand operations.  The FDIC may also take any one of a number of discretionary supervisory actions against undercapitalized institutions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Loans-to-One-Borrower Limitation.  Under applicable regulations, with certain limited exceptions, a Pennsylvania chartered savings bank may lend to a single or related group of borrowers on an “unsecured” basis an amount equal to 15% of its unimpaired capital and surplus.  An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate.  Our internal policy, however, is to make no loans either individually or in the aggregate to one entity in excess of $4.5 million.  However, in special circumstances this limit may be exceeded subject to the approval of the Board of Directors.

Activities and Investments of Insured State-Chartered Banks.  Federal law generally limits the equity investments of state-chartered banks insured by the FDIC to those that are permissible for national banks.  Under regulations dealing with equity investments, an insured state bank generally may not, directly or indirectly, acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank.  An insured state bank is not prohibited from, among other things: (i) acquiring or retaining a majority interest in a subsidiary that is engaged in permissible activities; (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation, or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank’s total assets; (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures liability insurance for directors, trustees or officers, or blanket bond group insurance coverage for insured depository institutions; and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met.  The direct or indirect activities of a state bank are similarly generally limited to those of a national bank.  Exceptions include where approval is received for the activity from the FDIC.

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

Community Reinvestment Act and Fair Lending Laws.  Under the Community Reinvestment Act of 1977 (“CRA”), the FDIC is required to assess the record of all financial institutions regulated by it to determine if such institutions are meeting the credit needs of the community (including low-and moderate-income areas) which they serve.  CRA performance evaluations are based on a four-tiered rating system: Outstanding, Satisfactory, Needs to Improve and Substantial Noncompliance.  CRA performance evaluations are considered in evaluating applications for such things as mergers, acquisitions and applications to open branches.  Standard Bank has a CRA rating of “Satisfactory.”

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

Insurance of Deposit Accounts.  Standard Bank’s deposits are insured up to applicable limits by the FDIC.  Under the FDIC’s risk-based assessment system, insured institutions are assigned to a risk category based on supervisory evaluations, regulatory capital levels and certain other risk factors.  An institution is assigned an assessment based upon the risk category to which it is assigned and certain specified adjustments, with institutions perceived to present more risk paying higher assessments.  The Dodd-Frank Act permanently raised the general deposit insurance limit to $250,000 per depositor.

In February 2011, as required by the Dodd-Frank Act, the FDIC adopted the final rule which redefined the assessment base to consist of average consolidated total assets during the assessment period minus the average tangible equity during the assessment period.  In addition, the revision eliminated the adjustment for secured borrowings and made certain other changes to the impact of unsecured borrowings and brokered deposits on an institution’s deposit insurance assessment.  The FDIC also adopted a new rate schedule that was effective April 1, 2011 and ranges from 2.5 to 45 basis points. In lieu of dividends, the FDIC adopted progressively lower assessment rate schedules that will take effect when the fund’s reserve ratio exceeds 1.15 percent, 2 percent and 2.5 percent.

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

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation.  For the quarter ended September 30, 2013, the annualized FICO assessment rate equaled 0.64 basis points of total assets less tangible capital.  The bonds issued by the FICO are due to mature in 2017 through 2019.

Federal Home Loan Bank System.  Standard Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks.  The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending.  As a member of the Federal Home Loan Bank of Pittsburgh, Standard Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank.  As of September 30, 2013, Standard Bank was in compliance with this requirement.

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

In addition to the risk-based capital guidelines, the federal banking regulators established minimum leverage ratio (Tier 1 capital to total assets) guidelines for bank holding companies with assets of $500 million or greater.  These guidelines provide for a minimum leverage ratio of 3% for those bank holding companies which have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion.  All other bank holding companies are required to maintain a leverage ratio of at least 4%. The Dodd-Frank Act requires the Federal Reserve Board to revise its holding company capital requirements so that they are no less stringent than those applicable to insured depository institutions.  The previously referenced regulatory capital changes applicable to the institutions themselves will also apply to bank holding companies with assets of $500 million or greater effective January 1, 2015.

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

Change in Control Regulations.  Under the Change in Bank Control Act, no person may acquire control of a bank holding company unless the Federal Reserve Board has been given 60 days’ prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition.  Control, as defined under federal regulations, means ownership, control of or holding more than 25% of any class of voting stock, control in any manner of the election of a majority of the institution’s directors, or a determination by the regulator that the acquirer has the power, directly or indirectly, to exercise a controlling influence over the management or policies of the institution.  Acquisition of more than 10% of any class of a bank holding company’s voting stock constitutes a rebuttable determination of control under the regulations under certain circumstances, including where the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934. In addition, federal regulations provide that no company may acquire control of a bank holding company without the prior approval of the Federal Reserve Board.  Any company that acquires such control becomes a “bank holding company” subject to registration, examination and regulation by the Federal Reserve Board.

Federal Securities Laws

Prior to the termination of the registration of the Company’s common stock under Section 12 of the Securities Exchange Act of 1934 in September 2013 (effective 90 days thereafter), we were subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.  The registration under the Securities Act of 1933 of shares of common stock issued in our initial public offering did not cover the resale of those shares.  Shares of common stock purchased by persons who were not our affiliates may be resold without registration.  Shares purchased by our affiliates were subject to the resale restrictions of Rule 144 under the Securities Act of 1933.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our Chief Executive Officer and Chief Financial Officer are required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact.  The rules adopted by the SEC under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our auditors and the audit committee of the Board of Directors about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting.

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

Minimum Tax.  The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.”  The alternative minimum tax is payable to the extent alternative minimum taxable income is in excess of an exemption amount.  Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income.  Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years.  At September 30, 2013, Standard Financial Corp. had no alternative minimum tax credit carryforward.

Net Operating Loss Carryovers.  Generally, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.  However, subject to certain limitations, the carryback period for net operating losses incurred in 2008 or 2009 (but not both years) has been expanded to five years.  At September 30, 2013, we had no net operating loss carryforward for federal income tax purposes.

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

We intend to continue our emphasis on originating commercial real estate loans.  Commercial real estate loans totaled $95.8 million or 32.1% of our total loan portfolio at September 30, 2013.  Commercial real estate loans generally have more risk than the one- to four-family residential real estate loans.  Because the repayment of commercial real estate loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the local real estate market or economy.  Commercial real estate loans may also involve relatively large loan balances to individual borrowers or groups of related borrowers.  Any continued weakness or downturn in the real estate market or the local economy could adversely affect the value of properties securing the loan or the revenues from the borrower’s business, thereby increasing the risk of nonperforming loans.  As our commercial real estate portfolio increases, the corresponding risks and potential for losses from these loans may also increase.

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

Changes in interest rates creates reinvestment risk, which is the risk that we may not be able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities in a declining interest rate environment. Additionally, increases in interest rates may decrease loan demand and/or make it more difficult for borrowers to repay adjustable-rate loans.  Changes in interest rates also affect the current fair value of our interest-earning securities portfolio.  Generally, the value of securities moves inversely with changes in interest rates.  At September 30, 2013, a “rate shock” analysis indicated that our net portfolio value (the difference between the present value of our assets and the present value of our liabilities) would decrease by approximately $8.5 million, or 9.95%, if there was an instantaneous 200 basis point increase in market interest rates.

Concentration of loans in our primary market area, which has experienced an economic downturn, may increase the risk of increased nonperforming assets.

Our success depends primarily on the general economic conditions in the Pennsylvania counties of Allegheny, Westmoreland and Bedford and Allegany County, Maryland, as nearly all of our loans are to customers in these markets.  Accordingly, the local economic conditions in these markets have a significant impact on the ability of borrowers to repay loans as well as our ability to originate new loans.  A decline in real estate values would also lower the value of the collateral securing loans on properties in our markets.  In addition, continued weakening in general economic conditions such as inflation, recession, unemployment or other factors beyond our control could negatively affect our financial results.

Continued or sustained deterioration in the housing sector and related markets and prolonged elevated unemployment levels may adversely affect our business and financial results.

Over recent years, general economic conditions remain relatively weak nationally as well as in our market area.  While we did not invest in sub-prime mortgages and related investments, our lending business is tied significantly to the housing market.

Declines in home prices, and increases in foreclosures and unemployment levels, have adversely impacted the credit performance of real estate loans, resulting in the write-down of some asset values.  The gradual housing recovery may result in reduced demand for the construction of new housing, further declines in home prices, and increased delinquencies on construction, residential and commercial real estate loans.  The ongoing concern about the economy in general has caused many lenders to reduce or cease providing funding to some borrowers.  These conditions could cause a further reduction in loan demand, and increases in our non-performing assets, net charge-offs and provisions for loan losses.  A worsening of these negative economic conditions could adversely affect our prospects for growth, asset and goodwill valuations and could result in a decrease in our interest income and a material increase in our provision for loan losses.

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

The Dodd-Frank Act has changed the bank regulatory framework with the creation of an independent Consumer Financial Protection Bureau that has assumed the consumer protection responsibilities of the various federal banking agencies, and has established more stringent capital standards for banks and bank holding companies.  The legislation requires additional regulations affecting the lending, funding, trading and investment activities of banks and bank holding companies.  Bank regulatory agencies also have been responding aggressively to concerns and adverse trends identified in examinations.  Ongoing uncertainty and adverse developments in the financial services industry and the effect of new legislation and regulatory actions in response to these conditions, may adversely affect our operations by restricting our business operations, including our ability to originate or sell loans, modify loan terms, or foreclose on property securing loans.  These events may have a significant adverse effect on our financial performance and operating flexibility.  In addition, these factors could affect the performance and value of our loan and investment securities portfolios, which also would negatively affect our financial performance.

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

We will become subject to more stringent capital requirements, which may adversely impact our return on equity, require us to raise additional capital, or constrain us from paying dividends or repurchasing shares.

In July 2013, the FDIC approved a new rule that will substantially amend the regulatory risk-based capital rules applicable to Standard Bank. The final rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.

The final rule includes new minimum risk-based capital and leverage ratios, which will be effective for Standard Bank on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios.  The new minimum capital requirements will be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also establishes a “capital conservation buffer” of 2.5%, and will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

The application of more stringent capital requirements for Standard Bank could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions such as the inability to pay dividends or repurchase shares if we were to be unable to comply with such requirements.

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

The Dodd-Frank Act broadened the base for Federal Deposit Insurance Corporation deposit insurance assessments.  Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution, rather than deposits.  The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per account.

The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments.  It also provides that the listing standards of the national securities exchanges shall require listed companies to implement and disclose “clawback” policies mandating the recovery of incentive compensation paid to executive officers in connection with accounting restatements.  The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

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

Competition in the banking and financial services industry is intense.  In our market areas we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere.  Some of our competitors have greater name recognition and market presence that benefits them in attracting business, and offer certain services that we do not or cannot provide.  In addition, larger competitors may be able to price loans and deposits more aggressively than we do, which could affect our ability to grow and remain profitable on a long-term basis.  Our profitability depends upon our continued ability to successfully compete in our market areas.  If we must raise interest rates paid on deposits or lower interest rates charged on our loans, our net interest margin and profitability could be adversely affected.  For additional information see “Item 1 - Business - Standard Bank - Competition.”

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

New regulations could restrict our ability to originate and sell mortgage loans.

The Consumer Financial Protection Bureau has issued a rule designed to clarify for lenders how they can avoid monetary damages under the Dodd-Frank Act, which would hold lenders accountable for ensuring a borrower’s ability to repay a mortgage. Loans that meet this “qualified mortgage” definition will be presumed to have complied with the new ability-to-repay standard.  Under the Consumer Financial Protection Bureau’s rule, a “qualified mortgage” loan must not contain certain specified features, including:

•                  excessive upfront points and fees (those exceeding 3% of the total loan amount, less “bona fide discount points” for prime loans);

•                  interest-only payments;

•                  negative-amortization; and

•                  terms longer than 30 years.

Also, to qualify as a “qualified mortgage,” a borrower’s total monthly debt-to-income ratio may not exceed 43%.  Lenders must also verify and document the income and financial resources relied upon to qualify the borrower for the loan and underwrite the loan based on a fully amortizing payment schedule and maximum interest rate during the first five years, taking into account all applicable taxes, insurance and assessments.  The Consumer Financial Protection Bureau’s rule on qualified mortgages could limit our ability or desire to make certain types of loans or loans to certain borrowers, or could make it more expensive and time consuming to make these loans, which could limit our growth or profitability.

Our stock price may be volatile due to limited trading volume.

Our common stock is quoted on the OTCQB Marketplace.  However, the average daily trading volume in Standard Financial Corp.’s common stock has been relatively small. As a result, trades involving a relatively small number of shares may have a significant effect on the market price of the common stock, and it may be difficult for investors to acquire or dispose of large blocks of stock without significantly affecting the market price.

ITEM 1B.                                       Unresolved Staff Comments

None.

ITEM 2.                                                Properties

We operate from our ten full service branches located in the Pennsylvania counties of Allegheny, Westmoreland and Bedford and Allegany County, Maryland.  Standard Bank considers its primary market area to be eastern Allegheny, Westmoreland, northern Fayette and southern Bedford counties in Pennsylvania and Allegany County, Maryland.  The net book value of our premises, land and equipment was $3.6 million at September 30, 2013.  The following table sets forth information with respect to our full-service banking offices, including the expiration date of leases with respect to leased facilities.

Branch Name	Address	Owned or Leased

Murrysville (Bank headquarters)	4785 Old William Penn Hwy. Murrysville, PA 15668	Owned

Mount Pleasant	659 W. Main Street Mt. Pleasant, PA 15666	Owned

Ligonier	211 W. Main Street Ligonier, PA 15658	Owned

Monroeville (Executive office)	2640 Monroeville Blvd. Monroeville, PA 15146	Owned

Scottdale	100 Pittsburgh Street Scottdale, PA 15683	Owned

Walmart (1)	2100 Summit Ridge Plaza Mt. Pleasant, PA 15666	Leased (expires 10/31/2014)

Hyndman	3945 Center Street Hyndman, PA 15545	Owned

Greensburg	5150 Route 30 Greensburg, PA 15601	Leased (expires 4/30/2016)

LaVale	1275 National Hwy. LaVale, MD 21502	Owned

Cumberland	200 N. Mechanic Street Cumberland, MD 21502	Owned

(1)         This lease will not be renewed and the office will be closed on February 5, 2014.

ITEM 3.                                                Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal proceedings arising in the ordinary course of business.  At September 30, 2013, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.                                                Mine Safety Disclosures

Not Applicable.

PART II

ITEM 5.                                                Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)         Market for Common Stock.  Our common stock began trading on October 7, 2010 on the NASDAQ Capital Market under the symbol “STND.” On September 6, 2013, the Company announced that its Board of Directors approved the voluntary delisting of its common stock from the Nasdaq and the deregistration of the Company as a reporting company with the SEC. The Company’s common stock was suspended from trading on Nasdaq on September 26, 2013 and promptly thereafter began being quoted under the symbol “STND” on the OTCQB Marketplace, operated by OTC Markets Group.

As of September 30, 2013, Standard Financial Corp. had 3,111,297 shares of common stock outstanding and approximately 403 stockholders of record.  Certain shares of the Company are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

The following table sets forth the high and low sales prices of the Company’s common stock as of and during the quarterly periods presented as well as the quarterly cash dividends paid.

				Dividend Information
	Market Price				Cash Dividends
Quarter Ended	High	Low	Close	Payment Date	per Share
September 30, 2013	$19.50	$17.95	$18.25	November 15, 2013	$0.045
June 30, 2013	$19.50	$18.45	$19.05	August 15, 2013	$0.045
March 31, 2013	$20.45	$17.40	$19.50	May 15, 2013	$0.045
December 31, 2012	$17.84	$16.37	$17.42	February 15, 2013	$0.045
September 30, 2012	$17.25	$16.00	$16.85	November 15, 2012	$0.045
June 30, 2012	$16.75	$14.11	$16.15	August 15, 2012	$0.045
March 31, 2012	$16.49	$15.02	$15.87	May 15, 2012	$0.045
December 31, 2011	$15.30	$13.49	$15.30	February 15, 2012	$0.045

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

Set forth below is information as of September 30, 2013 regarding equity compensation plans that have been approved by stockholders.  The Company has no equity based benefit plans that were not approved by stockholders.

Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price	Number of securities available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders (1)	486,943	$16.50	97,568

Equity compensation plans not approved by stockholders	—	—	—

(1) Consists of options to purchase 278,075 shares of common stock under the Company’s 2012 Equity Incentive Plan.

(b)         Use of Proceeds.  There were no unregistered sales of equity securities during the quarter ended September 30, 2013.

(c)          Issuer Purchases of Equity Securities.  The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of common stock of the Company during the indicated periods.

			Total Number	Maximum number
			of Shares	of Shares
	Total Number	Average	Purchased as Part	That May Yet Be
	of Shares	Price Paid	of Publicly Announced	Purchased Under the
Period	Purchased	Per Share	Plans or Programs	Plans or Programs (1)
July 1-31, 2013	78,179	$19.23	78,179	242,824
August 1-31, 2013	10,000	18.99	10,000	232,824
September 1-30, 2013	23,000	18.49	23,000	209,824
Totals	111,179	$19.06	111,179

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

	At September 30,
Selected Financial Condition Data:	2013	2012	2011	2010	2009
	(In thousands)
Total assets	$436,871	$443,432	$434,619	$435,103	$382,415
Cash and cash equivalents	15,991	18,774	12,658	38,988	12,420
Securities available for sale	93,753	102,677	105,754	77,537	69,244
Loans receivable, net	293,664	291,113	285,113	286,066	270,769
Bank owned life insurance	13,722	10,282	9,778	9,419	9,080
Federal Home Loan Bank stock, at cost	2,757	2,683	2,839	3,416	3,416
Deposits	326,125	330,299	320,322	316,217	286,934
Federal Home Loan Bank advances	28,892	26,849	28,520	37,805	46,618
Securities sold under agreements to repurchase	4,194	3,232	2,897	3,444	3,866
Total stockholders’ equity	74,557	80,117	78,716	45,334	42,168

	Years Ended September 30,
Selected Operating Data:	2013	2012	2011	2010	2009
	(In thousands)
Interest and dividend income	$15,741	$17,324	$18,412	$18,201	$18,236
Interest expense	3,824	4,361	4,919	6,247	8,091
Net interest income	11,917	12,963	13,493	11,954	10,145
Provision for loan losses	375	1,200	1,625	1,179	1,100
Net interest and dividend income after provision for loan losses	11,542	11,763	11,868	10,775	9,045
Noninterest income	2,802	2,403	2,333	2,265	1,798
Noninterest expense (1)	10,485	10,022	10,839	8,747	8,698
Income before income tax expense	3,859	4,144	3,362	4,293	2,145
Income tax expense (2)	977	1,188	938	1,378	1
Net income	$2,882	$2,956	$2,424	$2,915	$2,144

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

	At or For the Years Ended September 30,
Selected Financial Ratios and Other Data:	2013	2012	2011	2010	2009
Performance Ratios:
Return on average assets (ratio of net income to average total assets)	0.66%	0.67%	0.56%	0.73%	0.58%
Return on average equity (ratio of net income to average equity)	3.71%	3.73%	3.18%	6.64%	5.27%
Interest rate spread (1)	2.81%	3.00%	3.13%	3.16%	2.88%
Net interest margin (2)	2.94%	3.15%	3.31%	3.25%	2.99%
Efficiency ratio (3)	71.23%	65.22%	68.49%	61.52%	72.83%
Noninterest expense to average total assets	2.41%	2.27%	2.48%	2.20%	2.36%
Average interest-earning assets to average interest-bearing liabilities	113.99%	114.70%	114.50%	105.53%	104.45%
Dividend payout ratio	17.94%	20.60%	0.00%	0.00%	0.00%
Equity to assets	17.07%	18.07%	18.11%	10.77%	11.03%
Tangible equity to tangible assets	15.30%	16.31%	16.29%	8.39%	8.69%
Average equity to average assets	17.82%	17.96%	17.45%	11.05%	11.03%

Asset Quality Ratios:
Non-performing assets to total assets	0.60%	1.00%	1.24%	1.10%	0.61%
Non-performing loans to total loans	0.68%	1.34%	1.62%	1.37%	0.49%
Allowance for loan losses to non-performing loans	192.7%	112.7%	97.7%	101.7%	233.0%
Allowance for loan losses to total loans	1.30%	1.51%	1.56%	1.38%	1.12%
Net charge-offs to average loans	0.33%	0.42%	0.37%	0.10%	0.17%

Capital Ratios: (4)
Total capital (to risk-weighted assets)	23.13%	21.64%	21.70%	14.34%	14.09%
Tier 1 capital (to risk-weighted assets)	21.88%	20.38%	20.44%	13.08%	12.83%
Tier 1 capital (to average assets)	14.10%	13.02%	12.45%	8.49%	8.32%

Other Data:
Number of offices	10	10	10	10	10
Full time equivalent employees	94	92	96	88	89

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

ITEM 7.                                                Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help potential investors understand our financial performance through a discussion of the factors affecting our financial condition at September 30, 2013 and 2012, and our consolidated results of operations for the fiscal years ended September 30, 2013 and 2012.  This section should be read in conjunction with the audited consolidated financial statements and notes that appear elsewhere in this Annual Report.

Overview

Historically, we have operated as a traditional community savings bank.  At September 30, 2013, $126.5 million, or 42.4% of our loan portfolio, consisted of one- to four-family residential real estate loans, of which $89.0 million, or 70.4%, were fixed rate loans and $37.5 million, or 29.6% were adjustable rate loans.  This resulted in our being particularly vulnerable to increases in interest rates, as our interest-bearing liabilities mature or reprice more quickly than our interest-earning assets.  In recent years, we have increased our focus on the origination of commercial real estate loans, which generally provide higher yields than one- to four-family residential mortgage loans, have shorter durations and are usually originated with adjustable interest rates.

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

At September 30, 2013, 99.6% of our mortgage-backed securities have been issued by Freddie Mac, Fannie Mae or Ginnie Mae, U.S. government agencies or government-sponsored enterprises.  These entities guarantee the payment of principal and interest on our mortgage-backed securities.

Our non-performing assets totaled $2.6 million, or 0.60% of total assets at September 30, 2013, compared to $4.4 million, or 1.00%, of total assets at September 30, 2012.  We had $2.6 million and $4.9 million of loans delinquent 60 days or greater at September 30, 2013 and September 30, 2012, respectively.  We provided $375,000 for loan losses during the fiscal year ended September 30, 2013 and $1.2 million during the fiscal year ended September 30, 2012.

Business Strategy

Our primary objective is to operate as a profitable, community-oriented financial institution serving customers in our market areas.  We have sought to accomplish this objective by adopting a business strategy that is designed to maintain strong capital and high asset quality.  This business strategy includes the following elements:

•                  Remaining a community-oriented financial institution while continuing to increase our customer base of small and medium-size businesses in our market area.  We were established in 1913 and have operated continuously in the Pittsburgh Metropolitan Area since that date.  In 2006, we acquired Hoblitzell National Bank (“HNB”), which expanded our branch network to Bedford County, Pennsylvania and Allegany County, Maryland.  We are committed to meeting the financial needs of the communities in which we operate, and we are dedicated to providing quality personal service to our customers.  We provide a broad range of consumer and business financial services from our ten banking offices, and have expanded our commercial real estate staff to enhance our capacity to serve small businesses in our market area.

•                  Increasing commercial real estate lending while maintaining our conservative loan underwriting standards.  Our loan portfolio balance has increased in recent years due in part to the growth in our commercial real estate loan portfolio to $95.8 million, or 32.1% of our gross loan portfolio at September 30, 2013, from $76.9 million, or 27.9% of our gross loan portfolio at September 30, 2009.  In growing our commercial real estate loan portfolio, we have emphasized maintaining strong asset quality by following conservative loan underwriting guidelines.  We underwrite all of our loans in our main office to ensure uniformity and consistency in underwriting decisions.

•                  Emphasizing core deposits by attracting new customers and enhancing existing customer relationships.  In an effort to grow our banking franchise, we have enhanced our direct marketing efforts to local businesses and established a stronger culture of cross-selling our products to our existing customers.  In addition, we attract and retain deposits by offering enhanced technology, such as online banking and remote deposit capture, with a continued emphasis on quality customer service.

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

Balance Sheet Analysis:  September 30, 2013 and September 30, 2012

General.  The Company’s total assets decreased $6.6 million, or 1.5%, to $436.9 million at September 30, 2013 from $443.4 million at September 30, 2012.  The decrease was due primarily to a $10.3 million decrease in mortgage-backed securities and a $2.8 million decrease in cash and cash equivalents.  Partly offsetting these decreases were $3.0 million of additional purchases of bank-owned life insurance and an increase of $2.6 million in net loans receivable.  Total liabilities decreased $1.0 million, or 0.3%, to $362.3 million at September 30, 2013 from $363.3 million at September 30, 2012 due to net deposit outflows of $4.2 million partly offset by a $2.0 million increase in Federal Home Loan Bank advances and a $1.0 million increase in securities sold under agreements to repurchase.

Cash and Cash Equivalents.  Cash and cash equivalents decreased $3.8 million, or 20.2%, to $15.0 million at September 30, 2013 from $18.8 million at September 30, 2012.  This decrease was due mainly to funds used to repurchase the Company’s common stock, deposit outflows, net loan originations and the purchase of additional bank owned life insurance.

Loans.  At September 30, 2013, net loans were $293.7 million, or 67.2% of total assets, an increase of $2.6 million from $291.1 million at September 30, 2012.  This increase was primarily due to increases in home equity loans and commercial real estate loans.

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio at the dates indicated, excluding loans held for sale.

	At September 30,
	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$126,480	42.4%	$141,018	47.5%	$141,265	48.7%	$141,710	48.7%	$134,958	49.0%
Commercial	95,771	32.1	92,027	31.0	88,096	30.4	86,051	29.5	76,890	27.9
Home equity loans and lines of credit	61,587	20.6	47,999	16.2	45,594	15.7	47,523	16.3	45,486	16.5
Construction	1,216	0.4	1,168	0.4	1,128	0.4	3,240	1.1	2,145	0.8
Commercial loans	11,539	3.9	12,257	4.1	11,683	4.0	9,956	3.4	12,414	4.5
Other loans	1,686	0.6	2,158	0.7	2,392	0.8	3,012	1.0	3,261	1.2

Total loans	298,279	100.0%	296,627	100.0%	290,158	100.0%	291,492	100.0%	275,154	100.0%
Other items:
Deferred loan costs (fees), net	(179)		(244)		(128)		(118)		(47)
Loans in process	(561)		(796)		(396)		(1,319)		(1,260)
Allowance for loan losses	(3,875)		(4,474)		(4,521)		(3,989)		(3,078)

Total loans, net	$293,664		$291,113		$285,113		$286,066		$270,769

Loan Portfolio Maturities and Yields.  The following table summarizes the scheduled repayments of our loan portfolio at September 30, 2013.  Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One- to four-family residential real estate		Commercial real estate		Home equity loans and lines of credit		Construction
Due During the Twelve Months Ending September 30,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
2014	$494	5.19%	$3,370	3.97%	$803	4.81%	$—	—
2015	81	6.26%	4,182	4.31%	470	5.52%	—	—
2016	73	5.24%	963	4.43%	517	5.50%	—	—
2017 to 2018	2,625	4.75%	7,442	4.37%	2,495	4.62%	—	—
2019 to 2023	22,883	3.76%	17,875	5.01%	17,745	4.24%	—	—
2024 to 2028	38,681	3.64%	22,181	4.76%	35,597	3.84%	—
2029 and beyond	61,643	4.71%	39,758	5.20%	3,960	3.97%	1,216	3.51%

Total	$126,480	4.21%	$95,771	4.91%	$61,587	4.04%	$1,216	3.51%

	Commercial		Other loans		Total
Due During the Twelve Months Ending September 30,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
2014	$2,796	4.09%	$285	6.60%	$7,748	4.27%
2015	1,423	4.91%	437	8.45%	6,593	4.82%
2016	1,575	4.57%	371	10.20%	3,499	5.28%
2017 to 2018	5,183	5.21%	479	7.33%	18,224	4.77%
2019 to 2023	551	4.47%	114	3.65%	59,168	4.29%
2024 to 2028	11	6.75%	—	—	96,470	3.97%
2029 and beyond	—		—	—	106,577	4.86%

Total	$11,539	4.78%	$1,686	7.88%	$298,279	4.44%

Fixed and Adjustable Rate Loans.  The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at September 30, 2013 that are contractually due after September 30, 2014.

	Due After September 30, 2014
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
One- to four-family residential	$88,520	$37,466	$125,986
Commercial	23,979	68,422	92,401
Home equity loans and lines of credit	60,784	—	60,784
Construction	976	240	1,216
Commercial	8,650	93	8,743
Other loans	1,401	—	1,401

Total loans	$184,310	$106,221	$290,531

Investment Securities Portfolio.  The following table sets forth the composition of our investment securities portfolio at the dates indicated.

	At September 30,
	2013		2012		2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Municipal obligations	$32,138	$33,052	$31,284	$33,076	$28,595	$29,980
U.S. government and agency obligations	22,997	22,358	20,994	21,155	24,493	24,654
Corporate bonds	7,000	7,047	7,253	7,100	7,255	7,066
Mortgage-backed securities:
Ginnie Mae pass through certificates	10,443	10,504	15,159	15,364	19,080	19,192
Fannie Mae pass through certificates	14,047	14,276	18,151	18,881	17,358	17,960
Freddie Mac pass through certificates	1,914	2,029	3,139	3,376	4,755	5,071
Collateralized mortgage obligations	2,871	2,779	2,231	2,259	446	455
Private pass through certificates	114	113	123	122	131	130
Equity securities	1,468	1,595	1,214	1,344	1,218	1,246
Total securities	$92,992	$93,753	$99,548	$102,677	$103,331	$105,754

At September 30, 2013 and September 30, 2012, all of our investment securities were classified as available for sale and recorded at current fair value.  Purchases of securities during the fiscal year ended September 30, 2013 of $18.3 million were offset by maturities, repayments, calls and sales of $24.6 million.

At September 30, 2013 and September 30, 2012, the Company held 42 securities and 16 securities in unrealized loss positions of $1.0 million and $258,000, respectively.  The decline in the fair value of these securities resulted primarily from interest rate fluctuations.  The Company does not intend to sell these securities nor is it more likely than not that the Company would be required to sell these securities before their anticipated recovery and the Company believes the collection of the investment and related interest is probable.  Based on this analysis, the Company considers all of the unrealized losses to be temporary impairment losses.

Portfolio Maturities and Yields.  The composition and maturities of the investment securities portfolio at September 30, 2013 are summarized in the following table.  Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.  State and municipal securities yields have not been adjusted to a tax-equivalent basis.

			More than One Year		More than Five Years
	One Year or Less		through Five Years		through Ten Years		More than Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Fair	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Value	Yield
	(Dollars in thousands)

Municipal obligations	$—	—	$4,932	3.17%	$25,498	3.47%	$1,708	2.92%	$32,138	$33,052	3.39%
U.S. government and agency obligations	—	—	10,997	1.33%	12,000	1.51%	—	—	22,997	22,358	1.43%
Corporate bonds	—	—	7,000	1.58%	—	—	—	—	7,000	7,047	1.58%
Mortgage-backed securities:
Ginnie Mae pass through certificates	—	—	—	—	—	—	10,443	1.80%	10,443	10,504	1.80%
Fannie Mae pass through certificates	50	4.29%	77	4.50%	2,944	2.71%	10,976	2.12%	14,047	14,276	2.27%
Freddie Mac pass through certificates	31	4.00%	194	4.50%	1,689	4.52%	—	—	1,914	2,029	4.51%
Collateralized mortgage obligations	—	—	—	—	126	4.75%	2,745	1.83%	2,871	2,779	1.95%
Private pass through certificates	—	—	—	—	—	—	114	0.88%	114	113	0.88%
Equity securities	—	—	—	—	—	—	1,468	2.72%	1,468	1,595	2.72%
Total	$81	4.18%	$23,200	1.83%	$42,257	2.91%	$27,454	2.05%	$92,992	$93,753	2.39%

Bank Owned Life Insurance.  We invest in bank owned life insurance to provide us with a funding source for our benefit plan obligations.  Bank owned life insurance also generally provides us noninterest income that is non-taxable.  At September 30, 2013, we had invested $13.7 million in bank owned life insurance of which $3.0 million was purchased during the year ended September 30, 2013.

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

Deposits decreased $4.2 million, or 1.3%, to $326.1 million at September 30, 2013 from $330.3 million at September 30, 2012.  The decrease resulted from a $7.5 million, or 5.5% decrease in certificate accounts partly offset by a $3.4 million, or 1.7% increase in demand and savings accounts due to customer preferences for shorter term deposits.

At September 30, 2013, we had a total of $130.5 million in certificates of deposit, of which $30.1 million had remaining maturities of one year or less.  Based on historical experience and current market interest rates, we believe we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of September 30, 2013.

The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	At September 30,
	2013			2012			2011
	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Savings accounts	$107,611	33.0%	0.10%	$107,399	32.5%	0.16%	$112,270	35.0%	0.29%
Certificates of deposit	130,497	40.0	2.23%	138,033	41.8	2.31%	134,087	41.9	2.46%
Money market accounts	8,658	2.7	0.13%	6,460	2.0	0.14%	7,898	2.5	0.22%
Demand and NOW accounts	79,359	24.3	0.10%	78,407	23.7	0.08%	66,067	20.6	0.14%

Total deposits	$326,125	100.0%	0.95%	$330,299	100.0%	1.04%	$320,322	100.0%	1.15%

As of September 30, 2013, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was $43.0 million.  The following table sets forth the maturity of those certificates as of September 30, 2013.

At September 30, 2013
(In thousands)
Three months or less	$769
Over three months through six months	4,826
Over six months through one year	16,708
Over one year to three years	8,060
Over three years	12,612

Total	$42,975

Borrowings.  Our borrowings consist of advances from the FHLB and funds borrowed under repurchase agreements.  At September 30, 2013, we had access to additional FHLB advances of up to $126.5 million.  During the fiscal year ended September 30, 2013, new FHLB advances totaling $15.0 million were obtained which replaced $12.9 million of advances that matured and were repaid.

The following table sets forth information concerning balances and interest rates on our repurchase agreements at the dates and for the years indicated.

	At or For the Years Ended September 30,
	2013	2012	2011
	(Dollars in thousands)
Balance at year end	$4,194	$3,232	$2,897
Average balance outstanding during the year	$3,436	$3,397	$4,855
Maximum amount outstanding at any month-end	$4,533	$4,197	$6,738
Weighted average interest rate at year end	0.11%	0.19%	0.27%
Average interest rate during the year	0.12%	0.21%	0.33%

Total Stockholders’ Equity.  Stockholders’ equity decreased $5.6 million, or 6.9%, to $74.6 million at September 30, 2013 from $80.1 million at September 30, 2012.  The decrease was due primarily to the repurchase of the Company’s common stock totaling $7.1 million and an accumulated other comprehensive loss due to a decrease in the market value of securities resulting from an increase in market interest rates of $1.6 million and dividends paid totaling $517,000.  These decreases were partly offset by net income of $2.9 million for the fiscal year ended September 30, 2013.

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

	For the Years Ended September 30,
	2013			2012
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$293,879	$13,429	4.57%	$296,232	$14,684	4.96%
Investment and mortgage-backed securities	100,775	2,307	2.29%	105,962	2,635	2.49%
Interest earning deposits	10,434	5	0.05%	8,886	5	0.06%
Total interest-earning assets	405,088	15,741	3.89%	411,080	17,324	4.21%
Noninterest-earning assets	30,641			29,581
Total assets	$435,729			$440,661
Interest-bearing liabilities:
Savings accounts	$109,471	177	0.16%	$110,934	199	0.18%
Certificates of deposit	134,335	3,079	2.29%	138,533	3,352	2.42%
Money market accounts	7,099	10	0.14%	6,267	9	0.14%
Demand and NOW accounts	73,708	62	0.08%	69,517	50	0.07%
Total deposits	324,613	3,328	1.03%	325,251	3,610	1.11%
Federal Home Loan Bank advances	27,314	492	1.80%	29,751	744	2.50%
Securities sold under agreements to repurchase	3,436	4	0.12%	3,397	7	0.21%
Total interest-bearing liabilities	355,363	3,824	1.08%	358,399	4,361	1.22%
Noninterest-bearing liabilities	2,736			3,032
Total liabilities	358,099			361,431
Stockholders’ equity	77,630			79,230
Total liabilities and stockholders’ equity	$435,729			$440,661

Net interest income		$11,917			$12,963
Net interest rate spread (1)			2.81%			3.00%
Net interest-earning assets (2)	$49,725			$52,681
Net interest margin (3)			2.94%			3.15%
Average interest-earning assets to interest-bearing liabilities	113.99%			114.70%

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

	For the Years Ended September 30, 2013 vs. 2012
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$(116)	$(1,139)	$(1,255)
Investment and mortgage-backed securities	(125)	(203)	(328)
Interest earning deposits	1	(1)	—
Total interest-earning assets	(240)	(1,343)	(1,583)

Interest-bearing liabilities:
Savings accounts	(3)	(19)	(22)
Certificates of deposit	(100)	(173)	(273)
Money market accounts	1	—	1
Demand and NOW accounts	3	9	12
Total deposits	(99)	(183)	(282)
Federal Home Loan Bank advances	(57)	(195)	(252)
Securities sold under agreements to repurchase	—	(3)	(3)

Total interest-bearing liabilities	(156)	(381)	(537)
Change in net interest income	$(84)	$(962)	$(1,046)

Comparison of Operating Results for the Fiscal Years Ended September 30, 2013 and 2012

General.  Net income for the fiscal year ended September 30, 2013 was $2.9 million or $0.97 per share compared to $3.0 million or $0.93 per share for the fiscal year ended September 30, 2012.  Return on average assets and average equity were 0.66% and 3.71%, respectively, for the fiscal year ended September 30, 2013 compared to 0.67% and 3.73%, respectively, for the fiscal year ended September 30, 2012.

Net Interest Income.  Net interest income declined $1.0 million, or 8.1%, to $11.9 million for the fiscal year ended September 30, 2013 from $13.0 million for the fiscal year ended September 30, 2012.  Our net interest rate spread and net interest margin were 2.81% and 2.94%, respectively for the fiscal year ended September 30, 2013 compared to 3.00% and 3.15% for the prior year. The decreases in the net interest rate spread and net interest margin were the result of the yield on interest-earning assets declining more rapidly than the cost of interest-bearing liabilities.

Interest and Dividend Income.  Total interest and dividend income of $15.7 million for the fiscal year ended September 30, 2013 decreased $1.6 million, or 9.1%, from the prior fiscal year.  The decrease was due to a decline in the average yield on interest-earning assets and a decrease in the average balance of interest-earning assets.  The average yield on interest-earning assets decreased to 3.89% for the fiscal year ended September 30, 2013 from 4.21% for the prior year.  The average yield on all categories of interest earning assets decreased from the previous fiscal year due to the low interest rate environment.  Average interest-earning assets decreased by $6.0 million, or 1.5%, to $405.1 million for the fiscal year ended September 30, 2013 from $411.1 million for 2012 due mainly to declines in loans, investments and mortgage-backed securities.

Interest income on loans decreased $1.3 million or 8.5%, to $13.4 million for the fiscal year ended September 30, 2013 from $14.7 million for fiscal year ended September 30, 2012.  The average yield on loans receivable decreased to 4.57% for the fiscal year ended September 30, 2013 from 4.96% for the fiscal year 2012.  The decrease in the average yield on loans was primarily attributable to our variable rate loans adjusting downward as prime and short-term interest rates remained low as well as the origination of new loans in a generally lower interest rate environment and repayment/refinance of higher rate loans.  Average loans receivable decreased by $2.4 million, or 0.8%, to $293.9 million for the fiscal year ended September 30, 2013 from $296.2 million for the fiscal year 2012 due mainly to a heavy volume of repayments.

Interest income on investment and mortgage-backed securities decreased by $328,000, or 12.4%, to $2.3 million for the fiscal year ended September 30, 2013 from $2.6 million for the fiscal year ended September 30, 2012.  This decrease was due to a decrease in the average yield earned on investments and mortgage-backed securities to 2.29% for the fiscal year ended September 30, 2013 from 2.49% for the prior year due to new investments added in a lower interest rate environment, variable rate investments that adjusted downward and repayment and calls of higher yielding securities.  Additionally, the average balance of investment and mortgage-backed securities decreased $5.2 million, or 4.9%, to $100.8 million for the fiscal year ended September 30, 2013 compared to the prior year due primarily to a lower level of investment and mortgage-backed security purchases during the year.

Interest Expense.  Total interest expense decreased by $537,000, or 12.3%, to $3.8 million for the fiscal year ended September 30, 2013 from $4.4 million for the fiscal year ended September 30, 2012.  This decrease in interest expense was due to a decrease in the average cost of interest-bearing liabilities to 1.08% for fiscal 2013 from 1.22% for the prior fiscal year due to the continued low interest rate environment.  Average interest-bearing liabilities decreased by $3.0 million, or 0.8%, to $355.4 million for the fiscal year ended September 30, 2013 from $358.4 million for the fiscal year 2012.

Interest expense on deposits decreased by $282,000, or 7.8%, to $3.3 million for the fiscal year ended September 30, 2013 from $3.6 million for the fiscal year ended September 30, 2012.  The average cost of deposits declined from 1.11% for the fiscal year ended September 30, 2012 to 1.03% for the fiscal year ended September 30, 2013.  The continued low level of market interest rates enabled us to reduce the rates of interest paid on deposit products.  The average balance of deposits decreased by $638,000, or 0.2%, for the fiscal year ended September 30, 2013 compared to the fiscal year ended September 30, 2012.

Interest expense on FHLB advances decreased $252,000, or 33.9%, to $492,000 for the fiscal year ended September 30, 2013 from $744,000 for the fiscal year ended September 30, 2012.  The average cost of advances decreased to 1.80% in fiscal year 2013 from 2.50% in fiscal year 2012 due to the low interest rate environment and the repayment of higher rate maturing advances.  The average balance of advances decreased $2.4 million, or 8.2%, to $27.3 million for the fiscal year ended September 30, 2013.  During the fiscal year ended September 30, 2013, $15.0 million in new advances were obtained while $12.9 million of maturing advances were repaid.

Provision for Loan Losses.  The provision for loan losses decreased by $825,000, or 68.8%, to $375,000 for the fiscal year ended September 30, 2013 from $1.2 million for the fiscal year ended September 30, 2012 due in part to an improvement in asset quality.  Non-performing loans at September 30, 2013 were $2.0 million or 0.68% of total loans compared to $4.0 million or 1.34% of total loans at September 30, 2012.  The allowance for loan losses to non-performing loans was 192.7% at September 30, 2013 compared to 112.7% at September 30, 2012.  Management analyzes the allowance for loan losses as described in the section entitled “—Allowance for Loan Losses.”  The provision that was recorded was sufficient, in management’s judgment, to bring the allowance for loan losses to a level that reflects the losses inherent in our loan portfolio relative to loan mix, economic conditions and historical loss experience.  Management believes, to the best of their knowledge, that all known losses as of the balance sheet dates have been recorded.

Noninterest Income.  Noninterest income increased $399,000, or 16.6%, to $2.8 million for the fiscal year ended September 30, 2013 compared to the fiscal year ended September 30, 2012.  The increase was due mainly to increased service fee income of $172,000, increased earnings on bank-owned life insurance of $100,000 and higher annuity and mutual fund fees of $73,000.

Noninterest Expense.  Noninterest expense increased by $463,000, or 4.6%, to $10.5 million for the fiscal year ended September 30, 2013 compared to the prior year.  This increase was due primarily to higher compensation and employee benefit expenses of $374,000, or 6.4%, which resulted from general cost and salary increases, grants of options and restricted stock under the stock based compensation plans which were implemented beginning in August 2012 and additional costs relating to employee medical benefits.

Income Tax Expense.  The provision for income taxes for the fiscal year ended September 30, 2013 was $977,000 (effective tax rate of 25.3%) compared to $1.2 million (effective tax rate of 28.7%) for the fiscal year ended September 30, 2012.  This decrease in income tax expense was due in part to a higher level of nontaxable income related to tax exempt municipals and bank-owned life insurance.

Non-Performing and Problem Assets

When a residential mortgage loan, home equity loan or line of credit or consumer loan is past due, we send a late notice and contact the borrower to inquire as to why the loan is past due.  When a loan is 30 days or more past due, we mail a second late notice and attempt additional personal, direct contact with the borrower to determine the reason for the delinquency and establish the procedures by which the borrower will bring the loan current.  When the loan is 45 days past due, we explore the customer’s situation and repayment options and inspect the collateral.  In addition, when a loan reaches 90 days past due, our management determines and recommends to our Board of Directors whether to initiate foreclosure proceedings, which will be initiated by counsel if the loan is not brought current.  Procedures for avoiding foreclosure can include restructuring the loan in a manner that provides concessions to the borrower to facilitate payment.

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

Impaired loans are commercial and commercial real estate loans for which it is probable that we will not be able to collect all amounts due according to the contractual terms of the loan agreement.  We individually evaluate such loans for impairment rather than aggregate loans by major risk classifications.  The definition of impaired loans is not the same as the definition of non-accrual loans, although the two categories overlap.  We may choose to place a loan on non-accrual status due to payment delinquency or uncertain collectability, while not classifying the loan as impaired.  Factors considered in determining impairment include payment status and collateral value.  The amount of impairment for these types of impaired loans is determined by the difference between the present value of the expected cash flows related to the loan, using current interest rates, and its recorded value.  In the case of collateralized loans, the impairment is the difference between the fair value of the collateral and the recorded amount of the loan.  When foreclosure is probable, impairment is measured based on the fair value of the collateral.  Mortgage loans on one- to four-family properties, home equity loans and lines of credit and consumer loans are generally considered as larger groups of homogeneous loans and are measured for impairment collectively.  Loans that experience insignificant payment delays, which are defined as less than 90 days, generally are not classified as impaired.  Management determines the significance of payment delays on a case-by-case basis, taking into consideration all circumstances surrounding the loan and the borrower including the length of the delay, the borrower’s prior payment record and the amount of shortfall in relation to the principal and interest owed.

The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.  At September 30, 2013, 2012, 2011, 2010 and 2009, we had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates).

	At September 30,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family residential and construction	$582	$1,089	$1,436	$1,056	$895
Commercial	1,165	2,362	3,101	1,636	415
Home equity loans and lines of credit	224	66	47	216	7
Commercial	40	451	39	1,000	—
Other loans	—	3	3	14	4
Total non-accrual loans	2,011	3,971	4,626	3,922	1,321

Loans delinquent 90 days or greater and still accruing:
Real estate loans:
One- to four-family residential and construction	—	—	—	—	—
Commercial	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Other loans	—	—	—	—	—
Total loans delinquent 90 days or greater and still accruing	—	—	—	—	—

Foreclosed real estate:
One- to four-family residential and construction	527	47	743	884	1,002
Commercial	80	416	—	—	—
Home equity loans and lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Other loans	—	—	—	—	—
Total foreclosed real estate	607	463	743	884	1,002

Total non-performing assets	$2,618	$4,434	$5,369	$4,806	$2,323

Ratios:
Non-performing loans to total loans	0.68%	1.34%	1.60%	1.37%	0.49%
Non-performing assets to total assets	0.60%	1.00%	1.24%	1.10%	0.61%

Delinquent Loans.  The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At September 30, 2013
Real estate loans:
One- to four-family residential and construction	6	$467	10	$582	16	$1,049
Commercial	—	—	6	1,165	6	1,165
Home equity loans and lines of credit	3	81	3	224	6	305
Commercial	1	4	1	40	2	44
Other loans	1	5	—	—	1	5
Total loans	11	$557	20	$2,011	31	$2,568

At September 30, 2012
Real estate loans:
One- to four-family residential and construction	8	$711	13	$1,089	21	$1,800
Commercial	2	190	7	2,362	9	2,552
Home equity loans and lines of credit	1	7	2	66	3	73
Commercial	1	60	3	451	4	511
Other loans	—	1	1	3	1	4
Total loans	12	$969	26	$3,971	38	$4,940

At September 30, 2011
Real estate loans:
One- to four-family residential and construction	12	$521	11	$1,436	23	$1,957
Commercial	3	348	10	3,101	13	3,449
Home equity loans and lines of credit	1	22	3	47	4	69
Commercial	1	81	1	39	2	120
Other loans	—	—	1	3	1	3
Total loans	17	$972	26	$4,626	43	$5,598

At September 30, 2010
Real estate loans:
One- to four-family residential and construction	10	$1,303	12	$1,056	22	$2,359
Commercial	3	404	3	1,636	6	2,040
Home equity loans and lines of credit	2	7	3	216	5	223
Commercial	—	—	1	1,000	1	1,000
Other loans	—	—	2	14	2	14
Total loans	15	$1,714	21	$3,922	36	$5,636

At September 30, 2009
Real estate loans:
One- to four-family residential and construction	8	$975	13	$895	21	$1,870
Commercial	3	242	3	415	6	657
Home equity loans and lines of credit	2	29	1	7	3	36
Commercial	—	—	—	—	—	—
Other loans	4	13	4	4	8	17
Total loans	17	$1,259	21	$1,321	38	$2,580

Foreclosed Real Estate.  Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as foreclosed real estate.  When property is acquired, it is recorded at estimated fair value at the date of foreclosure less the cost to sell, establishing a new cost basis.  Estimated fair value generally represents the sales price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions.  Holding costs and declines in estimated fair market value result in charges to expense after acquisition.  At September 30, 2013, 2012, 2011, 2010 and 2009, we had foreclosed real estate of $607,000, $463,000, $743,000, $884,000, and $1.0 million, respectively.  Foreclosed real estate at September 30, 2013 consisted of five properties.

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

	At September 30,
	2013	2012	2011
	(In thousands)
Classified assets:
Substandard	$3,545	$5,465	$7,693
Doubtful	1	2	3
Loss	—	—	—
Total classified assets	3,546	5,467	7,696
Special mention	1,270	2,543	2,808
Total criticized assets	$4,816	$8,010	$10,504

Total criticized assets of $4.8 million at September 30, 2013 decreased $3.2 million compared to September 30, 2012, of which most related to an improvement in the commercial and commercial real estate loan portfolios.

Allowance for Loan Losses

We provide for loan losses based upon the consistent application of our documented allowance for loan losses methodology.  All loan losses are charged to the allowance for loan losses and all recoveries are credited to it.  Additions to the allowance for loan losses are provided by charges to income based on various factors which, in our judgment, deserve current recognition in estimating probable losses.  We regularly review the loan portfolio and make provisions for loan losses, if considered necessary.  The allowance for loan losses consists primarily of two components:

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

We evaluate the allowance for loan losses based upon the combined total of the specific and general components.  Generally when the loan portfolio increases, absent other factors, the allowance for loan loss methodology results in a higher dollar amount of estimated probable losses than would be the case without the increase.  Generally when the loan portfolio decreases, absent other factors, the allowance for loan losses methodology results in a lower dollar amount of estimated probable losses than would be the case without the decrease.

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

At September 30, 2013, the Company had five impaired loans totaling $1.2 million ($1.2 million of commercial real estate loans and $40,000 of commercial loans).  At September 30, 2012, the Company had eight impaired loans totaling $2.8 million ($2.4 million of commercial real estate loans and $451,000 of commercial loans).  The largest impaired loan at September 30, 2013 was a $593,000 loan which was secured by commercial real estate and a restaurant in Maryland.  The borrower on this loan has declared bankruptcy which has delayed foreclosure proceedings.

There were no loans 90 days or more past due and still accruing interest.  Loans 90 days or more past due or in process of foreclosure (non-accrual loans) were as follows:

	Number of Loans	Amount	Percentage of Loans Receivable
	(Dollars in thousands)
At September 30, 2013	20	$2,011	0.68%
At September 30, 2012	26	3,971	1.34
At September 30, 2011	26	4,626	1.60

Total interest income which would have been recognized had these loans paid in accordance with their contractual terms and actual interest income recognized on these loans as of the years indicated are summarized as follows:

	For the Years Ended September 30,
	2013	2012	2011
	(In thousands)
Interest income due in accordance with contractual terms	$116	$269	$307
Interest income recognized	24	41	118
Interest income foregone	$92	$228	$189

The following table sets forth activity in our allowance for loan losses for the fiscal years indicated.

	At or For the Years Ended September 30,
	2013	2012	2011	2010	2009
	(Dollars in thousands)

Balance at beginning of the year	$4,474	$4,521	$3,989	$3,078	$2,426

Charge-offs:
Real estate loans (1)	496	425	334	147	118
Commercial (2)	741	891	806	106	305
Other loans (3)	29	18	44	33	65
Total charge-offs	1,266	1,334	1,184	286	488

Recoveries:
Real estate loans (1)	21	19	12	7	—
Commercial (2)	259	65	62	4	6
Other loans (3)	12	3	17	7	34
Total recoveries	292	87	91	18	40

Net charge-offs	(974)	(1,247)	(1,093)	(268)	(448)
Provision for loan losses	375	1,200	1,625	1,179	1,100

Balance at end of year	$3,875	$4,474	$4,521	$3,989	$3,078

Ratios:
Net charge-offs to average loans outstanding	0.33%	0.42%	0.37%	0.10%	0.17%
Allowance for loan losses to non-performing loans at end of year	192.69%	112.67%	97.73%	101.71%	233.01%
Allowance for loan losses to total loans at end of year	1.30%	1.51%	1.56%	1.38%	1.12%

(1) Includes one- to four- family residential, home equity loans and lines of credit and residential construction loans.

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

	At September 30,
	2013		2012		2011		2010		2009
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

Real estate loans (1)	$1,642	63.4%	$999	64.1%	$855	64.8%	$829	66.1%	$1,064	66.3%
Commercial (2)	2,185	36.0	3,300	35.2	3,476	34.4	2,943	32.9	1,943	32.5
Other loans (3)	48	0.6	175	0.7	190	0.8	217	1.0	71	1.2
Total allocated allowance	3,875	100.0	4,474	100.0	4,521	100.0	3,989	100.0	3,078	100.0
Unallocated	—	—	—	—	—	—	—	—	—	—
Total	$3,875	100.0%	$4,474	100.0%	$4,521	100.0%	$3,989	100.0%	$3,078	100.0%

(1) Includes one- to four- family residential, home equity loans and lines of credit and residential construction loans.

(2) Includes commercial real estate and commercial loans.

(3) Consists of automobile loans, consumer loans and loans secured by savings accounts.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations.  Our primary sources of funds consist of deposit inflows, loan repayments and sales, advances from the Federal Home Loan Bank of Pittsburgh, repurchase agreements and maturities, principal repayments and the sale of available-for-sale securities.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.  Our Asset/Liability Management Committee, under the direction of our Chief Financial Officer, is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies.  We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2013.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of:

•                  expected loan demand;

•                  expected deposit flows and borrowing maturities;

•                  yields available on interest-earning deposits and securities; and

•                  the objectives of our asset/liability management program.

Our most liquid assets are cash and cash equivalents.  The level of these assets is dependent on our operating, financing, lending and investing activities during any given period.  At September 30, 2013, cash and cash equivalents totaled $15.0 million.  Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At September 30, 2013, we had $15.9 million in loan commitments outstanding, $15.5 million of which were for commercial real estate loans and $376,000 of which were for one- to four-family loans.  In addition to commitments to originate loans, we had $13.9 million in unused lines of credit to borrowers and $561,000 in undisbursed funds for construction loans in process.  Certificates of deposit due within one year of September 30, 2013 totalled $30.1 million, or 9.2% of total deposits.  If these deposits do not remain with us, we may be required to seek other sources of funds, including loan and securities sales, repurchase agreements and FHLB advances.  We believe, however, based on historical experience and current market interest rates, we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less.

Our primary investing activity is originating loans.  During the fiscal years ended September 30, 2013 and 2012, we originated $87.8 million and $80.8 million of loans, respectively.  During these years, we purchased $18.3 million and $35.4 million of securities, respectively.

Financing activities generally consist of activity in deposit accounts and FHLB advances.  We experienced a net decrease in deposits of $4.2 million during the fiscal year ended September 30, 2013 and a net increase in deposits of $10.0 million during the fiscal year ended September 30, 2012.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.  Additionally, funds of $7.1 million and $1.7 million were used during the fiscal years ended September 30, 2013 and September 30, 2012, respectively, to repurchase shares of our common stock under the stock repurchase program.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB, which provides an additional source of funds.  FHLB advances increased by $2.0 million during the fiscal year ended September 30, 2013 and decreased by $1.7 million during the fiscal year ended September 30, 2012.  At September 30, 2013, we had the ability to borrow up to an additional $126.5 million from the FHLB.

Standard Bank is subject to various regulatory capital requirements, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At September 30, 2013, Standard Bank exceeded all regulatory capital requirements.  Standard Bank is considered “well capitalized” under regulatory guidelines.  See “Item 1 Business-Supervision and Regulation—Banking Regulation—Capital Requirements” and Note 10 of the Notes to the Consolidated Financial Statements.

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

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at September 30, 2013.  The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
Contractual Obligations	One year or less	More than one year to three years	More than three years to five years	More than five years	Total
	(In thousands)

Long-term debt	$7,990	$11,843	$9,059	$—	$28,892
Operating leases	120	139	—	—	259
Securities sold under agreements to repurchase	4,194	—	—	—	4,194
Certificates of deposit	30,069	58,048	11,298	31,082	130,497
Total	$42,373	$70,030	$20,357	$31,082	$163,842

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

In addition, changes in interest rates can affect the fair values of our financial instruments.  During the fiscal years ended September 30, 2013 and September 30, 2012, low market interest rates were the primary factors in the increases in the fair values of our loans, deposits and Federal Home Loan Bank advances.  For additional information, see Note 15 to the Notes to our Consolidated Financial Statements.

Net Portfolio Value.  The table below sets forth, as of September 30, 2013, the estimated changes in our net portfolio value (“NPV”) that would result from the designated instantaneous changes in the interest rate yield curve.  The NPV is the difference between the present value of an institution’s assets and liabilities (the institution’s NPV) would change in the event of a range of assumed changes in market interest rates.  The simulation model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value.  Historically, the model estimated the economic value of each type of asset, liability and off-balance sheet contract using the current interest rate yield curve with instantaneous increases or decreases of 100 to 300 basis points in 100 basis point increments.  A basis point equals one-hundredth of one percent, and 100 basis points equals one percent.  An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below.  Given the current relatively low level of market interest rates, an NPV calculation for an interest rate decrease of greater than 100 basis points has not been prepared.

				NPV as a Percentage of Present Value of Assets (3)
		Estimated Increase			Increase
Change in Interest	Estimated NPV	(Decrease) in NPV			(Decrease)
Rates (basis points) (1)	(2)	Amount	Percent	NPV Ratio (4)	(basis points)
	(Dollars in thousands)

+300	$70,872	$(14,458)	(16.94)%	17.42%	(177)
+200	76,840	(8,490)	(9.95)	18.31	(88)
+100	82,505	(2,825)	(3.31)	19.08	(11)
0	85,330	—	—	19.19	—
-100	81,096	(4,234)	(4.96)	18.01	(118)

(1)   Assumes interest rate changes (up and down) in increments of 100 basis points.

(2)   NPV is the discounted present value of expected cash flows from assets and liabilities.

(3)   Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)   NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at September 30, 2013, in the event of a 200 basis point increase in interest rates, we would experience a 9.95% decrease in net portfolio value.  In the event of a 100 basis point decrease in interest rates, we would experience a 4.96% decrease in net portfolio value.

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

The Audit Committee, consisting entirely of independent directors, meets regularly with management, internal auditors and the independent registered public accounting firm and reviews audit plans and results, as well as management’s actions taken in discharging responsibilities for accounting, financial reporting and internal control. S.R. Snodgrass A.C., independent registered public accounting firm and the internal auditors have direct and confidential access to the Audit Committee at all times to discuss the results of their examinations.

Report on Management’s Assessment of Internal Control over Financial Reporting

We, as management of Standard Financial Corp., are responsible for establishing and maintaining effective internal control over financial reporting that is designed to produce reliable financial statements in conformity with United States generally accepted accounting principles.  Management assessed the Company’s system of internal control over financial reporting as of September 30, 2013, in relation to criteria for effective internal control over financial reporting as described in the “1992 Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of September 30, 2013, its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control—Integrated Framework”.

/s/ Timothy K. Zimmerman
Timothy K. Zimmerman
President and Chief Executive Officer

/s/ Colleen M. Brown
Colleen M. Brown
Senior Vice President and Chief Financial Officer

December 17, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Standard Financial Corp.

We have audited the accompanying consolidated statements of financial condition of Standard Financial Corp. (the “Company”) and subsidiaries as of September 30, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Standard Financial Corp. and subsidiaries as of September 30, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ S.R. Snodgrass, A.C.

Wexford, Pennsylvania
December 17, 2013

Standard Financial Corp.

Consolidated Statements of Financial Condition

(Dollars in thousands except share and per share data)

	September 30,
	2013	2012
ASSETS
Cash on hand and due from banks	$2,559	$1,729
Interest-earning deposits in other institutions	12,432	14,045
Federal funds sold	—	3,000
Cash and Cash Equivalents	14,991	18,774
Certificates of deposit	1,000	—
Investment securities available for sale	64,052	62,675
Mortgage-backed securities available for sale	29,701	40,002
Federal Home Loan Bank stock, at cost	2,757	2,683
Loans receivable, net of allowance for loan losses of $3,875 and $4,474	293,664	291,113
Loans held for sale	—	905
Foreclosed real estate	607	463
Office properties and equipment, net	3,586	3,840
Bank-owned life insurance	13,722	10,282
Goodwill	8,769	8,769
Core deposit intangible	351	519
Accrued interest receivable and other assets	3,671	3,407

TOTAL ASSETS	$436,871	$443,432

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Demand, savings and club accounts	$195,628	$192,266
Certificate accounts	130,497	138,033

Total Deposits	326,125	330,299

Federal Home Loan Bank advances	28,892	26,849
Securities sold under agreements to repurchase	4,194	3,232
Advance deposits by borrowers for taxes and insurance	547	635
Accrued interest payable and other liabilities	2,556	2,300
TOTAL LIABILITIES	362,314	363,315
Stockholders’ Equity
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value per share, 40,000,000 shares authorized, 3,111,297 and 3,480,573 shares outstanding, respectively	31	35
Additional paid-in-capital	25,327	31,839
Retained earnings	51,187	48,822
Unearned Employee Stock Ownership Plan (ESOP) shares	(2,490)	(2,644)
Accumulated other comprehensive income	502	2,065

TOTAL STOCKHOLDERS’ EQUITY	74,557	80,117

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$436,871	$443,432

See accompanying notes to the consolidated financial statements.

Standard Financial Corp.

Consolidated Statements of Income

(Dollars in thousands except share and per share data)

	Years Ended September 30,
	2013	2012
Interest and Dividend Income
Loans, including fees	$13,429	$14,684
Mortgage-backed securities	701	1,081
Investment securities:
Taxable	706	725
Tax-exempt	900	829
Interest-earning deposits and federal funds sold	5	5
Total Interest and Dividend Income	15,741	17,324

Interest Expense
Deposits	3,328	3,610
Federal Home Loan Bank advances	492	744
Securities sold under agreements to repurchase	4	7
Total Interest Expense	3,824	4,361

Net Interest Income	11,917	12,963

Provision for Loan Losses	375	1,200

Net Interest Income after Provision for Loan Losses	11,542	11,763

Noninterest Income
Service charges	1,762	1,590
Earnings on bank-owned life insurance	496	396
Net securities gains	79	56
Net loan sale gains	205	205
Annuity and mutual fund fees	194	121
Other income	66	35
Total Noninterest Income	2,802	2,403

Noninterest Expenses
Compensation and employee benefits	6,210	5,836
Data processing	421	425
Premises and occupancy costs	1,158	1,097
Core deposit amortization	168	168
Automatic teller machine expense	313	312
Federal deposit insurance	258	287
Other operating expenses	1,957	1,897
Total Noninterest Expenses	10,485	10,022

Income before Income Tax Expense	3,859	4,144

Income Tax Expense
Federal	823	1,007
State	154	181
Total Income Tax Expense	977	1,188

Net Income	$2,882	$2,956

Basic and diluted earnings per common share	$0.97	$0.93

Cash dividends paid per common share	$0.18	$0.18
Basic weighted average shares outstanding	2,966,107	3,163,773
Diluted weighted average shares outstanding	2,975,372	3,163,773

See accompanying notes to the consolidated financial statements.

Standard Financial Corp.

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Years Ended September 30,
	2013	2012

Net Income	$2,882	$2,956

Other comprehensive income (loss):
Change in unrealized (loss) gain on securities available for sale	(2,289)	761
Tax effect	778	(259)

Reclassification adjustment for gains realized in income	(79)	(56)
Tax effect	27	19

Total other comprehensive (loss) income	(1,563)	465

Total Comprehensive Income	$1,319	$3,421

See accompanying notes to the consolidated financial statements.

Standard Financial Corp.

Consolidated Statement of Changes in Stockholders’ Equity

(Dollars in thousands except share and per share data)

					Accumulated
		Additional		Unearned	Other	Total
	Common	Paid-In	Retained	ESOP	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Shares	Income	Equity

Balance, September 30, 2011	$35	$33,403	$46,475	$(2,797)	$1,600	$78,716
Net income	—	—	2,956	—	—	2,956
Other comprehensive income	—	—	—	—	465	465
Stock repurchases (108,900 shares)	(1)	(1,714)	—	—	—	(1,715)
Cash dividends ($0.18 per share)	—	—	(609)	—	—	(609)
Issuance of restricted stock	1	(1)	—	—	—	—
Compensation expense on stock awards	—	75	—	—	—	75
Compensation expense on ESOP	—	76	—	153	—	229
Balance, September 30, 2012	35	31,839	48,822	(2,644)	2,065	80,117
Net income	—	—	2,882	—	—	2,882
Other comprehensive loss	—	—	—	—	(1,563)	(1,563)
Stock repurchases (369,276 shares)	(4)	(7,100)	—	—	—	(7,104)
Cash dividends ($0.18 per share)	—	—	(517)	—	—	(517)
Excess tax benefits from stock based compensation	—	22	—	—	—	22
Compensation expense on stock awards	—	452	—	—	—	452
Compensation expense on ESOP	—	114	—	154	—	268

Balance, September 30, 2013	$31	$25,327	$51,187	$(2,490)	$502	$74,557

See accompanying notes to the consolidated financial statements.

Standard Financial Corp.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Years Ended September 30,
	2013	2012
Cash Flows from Operating Activities
Net income	$2,882	$2,956
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	875	827
Provision for loan losses	375	1,200
Net gain on securities	(79)	(56)
Origination of loans held for sale	(7,358)	(7,779)
Proceeds from sale of loans held for sale	8,468	7,179
Net loan sale gains	(205)	(205)
Compensation expense on ESOP	268	229
Compensation expense on stock awards	452	75
Deferred income taxes	241	176
(Increase) decrease in accrued interest receivable and other assets	(283)	128
Decrease in prepaid Federal deposit insurance	584	262
Earnings on bank-owned life insurance	(496)	(396)
Increase (decrease) in accrued interest payable and other liabilities	256	(283)
Other, net	(21)	158
Net Cash Provided by Operating Activities	5,959	4,471
Cash Flows Provided by (Used in) Investing Activities
Net increase in loans receivable	(4,152)	(8,031)
Purchases of certificates of deposit	(1,000)	—
Purchases of investment securities	(15,309)	(25,935)
Purchases of mortgage-backed securities	(2,992)	(9,510)
Proceeds from maturities/principal repayments/calls of investment securities	12,228	19,642
Proceeds from maturities/principal repayments/calls of mortgage-backed securities	12,074	12,194
Proceeds from sales of investment securities	265	6,142
Purchase of Federal Home Loan Bank stock	(760)	(250)
Redemption of Federal Home Loan Bank stock	686	406
Purchases of bank-owned life insurance	(3,000)	(150)
Proceeds from sales of foreclosed real estate	1,160	1,055
Net purchases of office properties and equipment	(86)	(282)
Net Cash Used in Investing Activities	(886)	(4,719)
Cash Flows Provided by (Used in) Financing Activities
Net increase in demand, savings and club accounts	3,362	6,031
Net (decrease) increase in certificate accounts	(7,536)	3,946
Net increase in securities sold under agreements to repurchase	962	335
Repayments of Federal Home Loan Bank advances	(12,925)	(9,673)
Proceeds from new Federal Home Loan Bank advances	14,968	8,002
(Decrease) increase in advance deposits by borrowers for taxes and insurance	(88)	47
Excess tax benefits from stock based compensation	22	—
Dividends paid	(517)	(609)
Stock repurchases	(7,104)	(1,715)
Net Cash (Used in) Provided by Financing Activities	(8,856)	6,364
Net (Decrease) Increase in Cash and Cash Equivalents	(3,783)	6,116
Cash and Cash Equivalents - Beginning	18,774	12,658
Cash and Cash Equivalents - Ending	$14,991	$18,774
Supplementary Cash Flows Information
Interest paid	$3,865	$4,404
Income taxes paid	$917	$950
Supplementary Schedule of Noncash Investing and Financing Activities
Foreclosed real estate acquired in settlement of loans	$1,226	$831

See accompanying notes to the consolidated financial statements.

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

Note 1 — Summary of Significant Accounting Policies

The following comprise the significant accounting policies which Standard Financial Corp. and subsidiaries (the “Company”) follow in preparing and presenting their consolidated financial statements:

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Standard Financial Corp. (the “Company”) and its direct and indirect wholly owned subsidiaries, Standard Bank, PaSB (the “Bank”), and Westmoreland Investment Company.  All significant intercompany accounts and transactions have been eliminated in consolidation. Standard Financial Corp. owns all of the outstanding shares of common stock of the Bank.

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

Significant Group Concentrations of Credit Risk

Most of the Bank’s activities are with customers located within Allegheny, Westmoreland, and Bedford Counties of Pennsylvania and Allegany County of Maryland.  Notes 2 and 3 discuss the types of securities in which the Company invests.  Note 4 details the types of lending in which the Company engages.  The Company does not have any significant concentrations in any one industry or customer.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and due from banks, Federal funds sold and interest-earning deposits in other institutions with original maturities of less than 90 days.

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

Note 1 — Summary of Significant Accounting Policies (Continued)

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

Securities available for sale are carried at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income as a part of stockholders’ equity.  Premiums and discounts are recognized in interest income using the interest method over the terms of the securities.

Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  In estimating the other-than-temporary impairment losses, management considers the length of time and the extent to which the fair value has been less than cost, the financial condition of the underlying issuer, the ability of the issuer to meet contractual obligations, and the intent to sell the security or whether it’s more likely than not that the Company would be required to sell the security before its anticipated recovery in market value.  Realized gains and losses determined on the basis of the cost of the specific securities sold are reported in earnings.

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

The Bank is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”) and, as such, is required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding with the FHLB.  The stock is bought from and sold to the FHLB based upon its $100 par value.  The stock does not have a readily determinable fair value and, as such, is classified as restricted stock, carried at cost, and evaluated for impairment as needed.  The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the FHLB as compared with the capital stock amount and the length of time this situation has persisted, (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance, (c) the impact of legislative and regulatory changes on the customer base of the FHLB, and (d) the liquidity position of the FHLB.  There was no impairment of the FHLB stock at September 30, 2013 or 2012.

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

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

Note 1 — Summary of Significant Accounting Policies (Continued)

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

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

Note 1 — Summary of Significant Accounting Policies (Continued)

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

Goodwill and Core Deposit Intangible

Goodwill represents the excess of the purchase price over the cost of net assets purchased.  Goodwill is not amortized, but is evaluated for impairment.  At least annually, management reviews goodwill and evaluates events or changes in circumstances that may indicate impairment in the carrying amount of goodwill.  If the sum of the expected undiscounted future cash flows is less than the carrying amount of the net assets, an impairment loss will be recognized.  Impairment, if any, is measured on a discounted future cash flow basis.  For September 30, 2013 and 2012, no impairment existed; however, for any future period the Company determines that there has been impairment in the carrying value of goodwill, the Company would record a charge to earnings, which could have a material adverse effect on net income.

The Company has core deposit intangible assets relating to a 2006 acquisition.  These intangible assets are being amortized on a straight-line basis over a ten year period and also continue to be subject to impairment testing.  The balance of core deposit intangibles at September 30, 2013 and 2012 was $351,000 and $519,000, respectively, net of accumulated amortization of $1.7 million at September 30, 2013 and $1.5 million at September 30, 2012.  Amortization expense of $168,000 was recorded in each of the years ended September 30, 2013 and 2012.  Amortization expense is estimated to be $168,000 in 2014 through 2015, and $15,000 in 2016.

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

Advertising Expense

The Company follows the policy of charging the costs of advertising to expense as incurred.  Advertising expense for the years ended September 30, 2013 and 2012 totaled $115,000 and $99,000, respectively, which is included in other operating expenses in the Consolidated Statements of Income.

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

Note 1 — Summary of Significant Accounting Policies (Continued)

Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  The following table sets forth the computation of basic and diluted EPS for the years ended September 30, 2013 and 2012 (dollars in thousands except per share data):

	2013	2012
Net income available to common stockholders	$2,882	$2,956

Basic EPS:
Weighted average shares outstanding	2,966,107	3,163,773
Basic EPS	$0.97	$0.93

Diluted EPS:
Weighted average shares outstanding	2,966,107	3,163,773
Diluted effect of common stock equivalents	9,265	—
Total diluted weighted average shares outstanding	2,975,372	3,163,773
Diluted EPS	$0.97	$0.93

There were no anti-dilutive options as of September 30, 2013. Options to purchase 278,075 shares of common stock with an exercise price of $16.50 were outstanding as of September 30, 2012 but were not included in the computation of diluted earnings per common share because to do so would be anti-dilutive.

As of September 30, 2013 and 2012, there were 85,330 and 111,300 shares of restricted stock outstanding, respectively, with a grant price of $16.50 not included in the computation of diluted earnings per common share because to do so would be anti-dilutive.

Reclassifications

Certain comparative amounts for the prior year have been reclassified to conform to current-year classifications.  Such reclassifications had no effect on net income or stockholders’ equity.

Recent Accounting Pronouncements

In October, 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-06, Business Combinations (Topic 805) - Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution.  ASU 2012-06 requires that when a reporting entity recognizes an indemnification asset (in accordance with Subtopic 805-20) as a result of a government assisted acquisition of a financial institution and subsequently a change in the cash flows expected to be collected on the indemnification asset occurs (as a result of a change in cash flows expected to be collected on the assets subject to indemnification), the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification.  Any amortization of changes in value should be limited to the contractual term of the indemnification agreement (that is, the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets).  ASU 2012-06 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. Early adoption is permitted. The amendments should be applied prospectively to any new indemnification assets acquired after the date of adoption and to indemnification assets existing as of the date of adoption arising from a government-assisted acquisition of a financial institution.  This ASU is not expected to have a significant impact on the Company’s financial statements.

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

Note 1 — Summary of Significant Accounting Policies (Continued)

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

In July 2013, the FASB issued ASU 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. The amendments in this Update permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013.  This ASU is not expected to have a significant impact on the Company’s financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This Update applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

Note 1 — Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted.  This ASU is not expected to have a significant impact on the Company’s financial statements.

Note 2 — Investment Securities

Investment securities available for sale at September 30, 2013 and 2012 are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2013:
U.S. government and agency obligations due:
Beyond 1 year but within 5 years	$10,997	$26	$(47)	$10,976
Beyond 5 years but within 10 years	12,000	—	(618)	11,382
Corporate bonds due:
Beyond 1 year but within 5 years	7,000	54	(7)	7,047
Municipal obligations due:
Beyond 1 year but within 5 years	4,932	152	—	5,084
Beyond 5 years but within 10 years	25,498	940	(134)	26,304
Beyond 10 years	1,708	—	(44)	1,664
Equity securities	1,468	145	(18)	1,595

	$63,603	$1,317	$(868)	$64,052

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2012:
U.S. government and agency obligations due:
Beyond 1 year but within 5 years	$13,994	$112	$—	$14,106
Beyond 5 years but within 10 years	7,000	49	—	7,049
Corporate bonds due:
Within 1 year	251	3	—	254
Beyond 1 year but within 5 years	7,002	60	(216)	6,846
Municipal obligations due:
Beyond 1 year but within 5 years	2,421	145	—	2,566
Beyond 5 years but within 10 years	23,876	1,321	(8)	25,189
Beyond 10 years	4,987	334	—	5,321
Equity securities	1,214	141	(11)	1,344

	$60,745	$2,165	$(235)	$62,675

During 2013, gains on sales of investment securities totaled $85,000 and losses totaled $6,000 with total proceeds from sales of $265,000.  During 2012, gains on sales of investment securities totaled $56,000 with no losses and proceeds from such sales were $6.1 million.  At September 30, 2013, and 2012, no securities were held in the trading portfolio.

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

Note 2 — Investment Securities (Continued)

The following table shows the fair value and gross unrealized losses on investment securities and the length of time that the securities have been in a continuous unrealized loss position at September 30, 2013 and 2012 (dollars in thousands):

	September 30, 2013
	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. government and agency obligations	$17,335	$(665)	$—	$—	$17,335	$(665)
Corporate bonds	—	—	1,993	(7)	1,993	(7)
Municipal obligations	5,164	(178)	—	—	5,164	(178)
Equity securities	904	(17)	6	(1)	910	(18)

Total	$23,403	$(860)	$1,999	$(8)	$25,402	$(868)

	September 30, 2012
	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate bonds	$—	$—	$4,784	$(216)	$4,784	$(216)
Municipal obligations	1,443	(8)	—	—	1,443	(8)
Equity securities	49	(4)	82	(7)	131	(11)

Total	$1,492	$(12)	$4,866	$(223)	$6,358	$(235)

At September 30, 2013, the Company held 36 securities in an unrealized loss position.  The decline in the fair value of these securities resulted primarily from interest rate fluctuations.  The Company does not intend to sell these securities nor is it more likely than not that the Company would be required to sell these securities before their anticipated recovery and the Company believes the collection of the investment and related interest is probable.  Based on this, the Company considers all of the unrealized losses to be temporary impairment losses.

Investment securities with a carrying value of $7.4 million were pledged to secure repurchase agreements and public funds accounts at September 30, 2013.  No investment securities were pledged at September 30, 2012.

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

Note 3 — Mortgage-Backed Securities

Mortgage-backed securities available for sale of September 30, 2013 and 2012 are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2013:
Government pass-throughs:
Ginnie Mae	$10,443	$66	$(5)	$10,504
Fannie Mae	14,047	273	(44)	14,276
Freddie Mac	1,914	115	—	2,029
Private pass-throughs	114	—	(1)	113
Collateralized mortgage obligations	2,871	4	(96)	2,779

	$29,389	$458	$(146)	$29,701

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2012:
Government pass-throughs:
Ginnie Mae	$15,159	$227	$(22)	$15,364
Fannie Mae	18,151	730	—	18,881
Freddie Mac	3,139	237	—	3,376
Private pass-throughs	123	—	(1)	122
Collateralized mortgage obligations	2,231	28	—	2,259

	$38,803	$1,222	$(23)	$40,002

The following table shows the fair value and gross unrealized losses on mortgage-backed securities and the length of time that the securities have been in a continuous unrealized loss position at September 30, 2013 and 2012 (dollars in thousands):

	September 30, 2013
	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Ginnie Mae	$2,707	$(5)	$—	$—	$2,707	$(5)
Fannie Mae	3,902	(44)	—	—	3,902	(44)
Private pass-throughs	113	(1)	—	—	113	(1)
Collateralized mortgage obligations	2,589	(96)	—	—	2,589	(96)

Total	$9,311	$(146)	$—	$—	$9,311	$(146)

	September 30, 2012
	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Ginnie Mae	$3,943	$(22)	$—	$—	$3,943	$(22)
Private pass-throughs	—	—	122	(1)	122	(1)

Total	$3,943	$(22)	$122	$(1)	$4,065	$(23)

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

Note 3 — Mortgage-Backed Securities (Continued)

At September 30, 2013, the Company held 6 mortgage-backed securities in an unrealized loss position, respectively.  The decline in the fair value of these securities resulted primarily from interest rate fluctuations.  The Company does not intend to sell these securities nor is it more likely than not that the Company would be required to sell these securities before their anticipated recovery and the Company believes the collection of the investment and related interest is probable.  Based on this, the Company considers all of the unrealized losses to be temporary impairment losses.

During 2013 and 2012, there were no sales of mortgage-backed securities.  Mortgage-backed securities with a carrying value of $11.3 million and $17.7 million were pledged to secure repurchase agreements and public funds accounts at September 30, 2013 and 2012, respectively.

Note 4 — Loans Receivable

Loans receivable at September 30, 2013 and 2012 and the method the Company uses to evaluate these loans within their allowance for loan losses are summarized as follows (dollars in thousands):

	Real Estate Loans
	One-to-four-		Home
	family	Commercial	Equity Loans
	Residential and	Real	and Lines		Other
	Construction	Estate	of Credit	Commercial	Loans	Total
September 30, 2013:
Collectively evaluated for impairment	$126,956	$94,606	$61,587	$11,499	$1,686	$296,334
Individually evaluated for impairment	—	1,165	—	40	—	1,205
Total loans before allowance for loan losses	$126,956	$95,771	$61,587	$11,539	$1,686	$297,539

September 30, 2012:
Collectively evaluated for impairment	$141,146	$89,665	$47,999	$11,806	$2,158	$292,774
Individually evaluated for impairment	—	2,362	—	451	—	2,813
Total loans before allowance for loan losses	$141,146	$92,027	$47,999	$12,257	$2,158	$295,587

Total loans at September 30, 2013 and 2012 were net of deferred loan fees of $179,000 and $244,000, respectively.  The Company’s primary business activity is with customers located within its local trade area.  Although the Company has a diversified loan portfolio at September 30, 2013 and 2012, loans outstanding to individual and businesses are dependent upon the local economic conditions in its immediate trade area.

The segments of the Bank’s loan portfolio are disaggregated to a level that allows management to monitor risk and performance.  Real estate loans are disaggregated into three categories which include one-to-four family residential (including residential construction loans), commercial real estate (which are primarily first liens) and home equity loans and lines of credit (which are generally second liens).  The commercial loan segment consists of loans made for the purpose of financing the activities of commercial customers and are typically not collateralized by real estate.  Other loans consist of automobile loans, consumer loans and loans secured by savings accounts.  The portfolio segments utilized in the calculation of the allowance for loan losses are disaggregated at the same level that management uses to monitor risk in the portfolio.  Therefore the portfolio segments and classes of loans are the same.

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

Note 4 — Loans Receivable (Continued)

Management evaluates individual loans in the commercial and commercial real estate loan segments for possible impairment if the loan is in nonaccrual status or is risk rated substandard, doubtful or loss and is greater than 90 days past due.  Loans are considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the original contractual terms of the loan agreement.  Factors considered by management in evaluating impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  The Company does not separately evaluate individual consumer and residential real estate loans for impairment, unless such loans are part of a larger relationship that is impaired, or are classified as a troubled debt restructuring (“TDR”).  Once the determination has been made that a loan is impaired, the determination of whether a specific allocation of the allowance is necessary is measured by comparing the recorded investment in the loan to the fair value of the loan using one of three methods: (a) the present value of expected future cash flows discounted at the loan’s effective interest rate; (b) the loan’s observable market price; or (c) the fair value of the collateral less selling costs.  The method is selected on a loan-by loan basis, with management primarily utilizing the fair value of collateral method.  The evaluation of the need and amount of a specific allocation of the allowance and whether a loan can be removed from impairment status is made on a quarterly basis.  The Company’s policy for recognizing interest income on impaired loans does not differ from its overall policy for interest recognition.

Consistent with accounting and regulatory guidance, the Company recognizes a TDR when the Bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that would not normally be considered.  Regardless of the form of concession granted, the Company’s objective in offering a TDR is to increase the probability of repayment of the borrower’s loan.  The Company did not modify any loans as TDRs during years ended September 30, 2013 or 2012 nor did it have any TDRs within the preceding year where a concession had been made that then defaulted during 2013 or 2012.

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary at September 30, 2013 and 2012 (dollars in thousands):

	Impaired Loans With Allowance		Impaired Loans Without Allowance	Total Impaired Loans
	Recorded	Related	Recorded	Recorded	Unpaid Principal
	Investment	Allowance	Investment	Investment	Balance
September 30, 2013:
Commercial real estate	$1,165	$175	$—	$1,165	$1,165
Commercial	40	6	—	40	40
Total impaired loans	$1,205	$181	$—	$1,205	$1,205

September 30, 2012:
Commercial real estate	$2,362	$709	$—	$2,362	$2,362
Commercial	451	135	—	451	451
Total impaired loans	$2,813	$844	$—	$2,813	$2,813

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

Note 4 — Loans Receivable (Continued)

The following table presents the average recorded investment in impaired loans and related interest income recognized for the years ended September 30, 2013 and 2012 (dollars in thousands):

	2013	2012
Average investment in impaired loans:
Commercial real estate	$2,016	$2,466
Commercial	134	438
Total impaired loans	$2,150	$2,904

Interest income recognized on impaired loans:
Accrual basis	$12	$32

Interest income forgone on non-accrual loans was $92,000 and $228,000 for the years ended September 30, 2013 and 2012, respectively.

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Bank has a structured loan rating process with several layers of internal and external oversight. Generally, consumer, residential real estate loans, home equity loans, and lines of credit are included in the pass category unless a specific action, such as delinquency greater than 90 days, bankruptcy, repossession, or death occurs to raise awareness of a possible credit event. The Bank’s commercial loan officers are responsible for the timely and accurate risk rating of the loans in their portfolios at origination and on an ongoing basis. An annual loan review is performed for all commercial real estate and commercial loans for all commercial relationships greater than $500,000.  The Bank engages an external consultant to conduct loan reviews on at least an annual basis. Generally, the external consultant reviews commercial relationships greater than $500,000 and all criticized relationships.  Loans in the special mention, substandard or doubtful categories that are collectively evaluated for impairment are given separate consideration in the determination of the loan loss allowance.

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

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

Note 4 — Loans Receivable (Continued)

The following table presents the classes of the loan portfolio summarized by the aggregate pass and the criticized categories of special mention, substandard and doubtful within the internal risk rating system as of September 30, 2013 and 2012 (dollars in thousands):

		Special
	Pass	Mention	Substandard	Doubtful	Total
September 30, 2013:
First mortgage loans:
One-to-four-family residential and construction	$126,374	$—	$582	$—	$126,956
Commercial real estate	93,683	—	2,088	—	95,771
Home equity loans and lines of credit	61,363	—	224	—	61,587
Commercial loans	10,229	1,270	40	—	11,539
Other loans	1,681	—	5	—	1,686
Total	$293,330	$1,270	$2,939	$—	$297,539

September 30, 2012:
First mortgage loans:
One-to-four-family residential and construction	$140,057	$—	$1,089	$—	$141,146
Commercial real estate	86,091	2,543	3,393	—	92,027
Home equity loans and lines of credit	47,933	—	66	—	47,999
Commercial loans	11,806	—	451	—	12,257
Other loans	2,153	—	3	2	2,158
Total	$288,040	$2,543	$5,002	$2	$295,587

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

Note 4 — Loans Receivable (Continued)

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.  At September 30, 2013 and 2012, there were no loans on non-accrual that were less than 90 days past due.  The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of September 30, 2013 and 2012 (dollars in thousands):

		30-59 Days	60-89 Days	Non-Accrual	90 Days Past	Total
	Current	Past Due	Past Due	(90 Days+)	Due & Accruing	Loans
September 30, 2013:
First mortgage loans:
One-to-four-family residential and construction	$124,249	$1,658	$467	$582	$—	$126,956
Commercial real estate	93,534	1,072	—	1,165	—	95,771
Home equity loans and lines of credit	60,998	284	81	224	—	61,587
Commercial loans	11,354	141	4	40	—	11,539
Other loans	1,670	11	5	—	—	1,686
Total	$291,805	$3,166	$557	$2,011	$—	$297,539

September 30, 2012:
First mortgage loans:
One-to-four-family residential and construction	$137,817	$1,529	$711	$1,089	$—	$141,146
Commercial real estate	88,342	1,133	190	2,362	—	92,027
Home equity loans and lines of credit	47,611	315	7	66	—	47,999
Commercial loans	11,696	50	60	451	—	12,257
Other loans	2,126	28	1	3	—	2,158
Total	$287,592	$3,055	$969	$3,971	$—	$295,587

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

Loans that are collectively evaluated for impairment are analyzed with general allowances being made as appropriate.  For general allowances, historical loss trends are used in the estimation of losses in the current portfolio.  In the past, management supplemented its historical loss trends with peer data due to the lack of historical loss trends for the Bank.  Because a loss history has been established, management now uses the Bank’s historical loss amounts and has made reclassifications in the ALL between loan segments.  The historical net charge-off activity for the loan segments are adjusted for other qualitative factors.  Pass rated credits are segregated from criticized credits for the application of qualitative factors.  Loans in the criticized pools, which possess certain qualities or characteristics that may lead to collection and loss issues, are closely monitored by management and subject to additional qualitative factors.

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

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

Note 4 — Loans Receivable (Continued)

The following table summarizes the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of September 30, 2013 and 2012, as well as the activity in the ALL for years ended September 30, 2013 and 2012 (dollars in thousands):

	Real Estate Loans
	One-to-four-		Home
	family	Commercial	Equity Loans
	Residential and	Real	and Lines		Other
	Construction	Estate	of Credit	Commercial	Loans	Total

Balance at September 30, 2012	$826	$2,846	$173	$454	$175	$4,474
Charge-offs	(342)	(299)	(154)	(442)	(29)	(1,266)
Recoveries	16	230	5	29	12	292
Provision	685	(1,013)	433	380	(110)	375

Balance at September 30, 2013	$1,185	$1,764	$457	$421	$48	$3,875

Evaluated for Impairment:
Individually	$—	$175	$—	$6	$—	$181
Collectively	$1,185	$1,589	$457	$415	$48	$3,694

Balance at September 30, 2011	$682	$3,024	$173	$452	$190	$4,521
Charge-offs	(256)	(238)	(169)	(653)	(18)	(1,334)
Recoveries	—	60	19	5	3	87
Provision	400	—	150	650	—	1,200

Balance at September 30, 2012	$826	$2,846	$173	$454	$175	$4,474

Evaluated for Impairment:
Individually	$—	$709	$—	$135	$—	$844
Collectively	$826	$2,137	$173	$319	$175	$3,630

A large impaired loan with a specific reserve was resolved during the year ended September 30, 2013 combined with a decrease in loans classified as special mention which resulted in an allocated ALL that was no longer required for commercial real estate loans.  With this improvement in the credit quality in commercial real estate loans and other loan portfolios, the provision was reallocated between the various loan categories.  The ALL is based on estimates and actual losses will vary from current estimates. Management believes that the granularity of the homogeneous pools and the related historical loss ratios and other qualitative factors, as well as the consistency in the application of assumptions, result in an ALL that is representative of the risk found in the components of the loan portfolio at any given date.

Loans serviced for others were $24.4 million and $19.4 million, at September 30, 2013 and 2012, respectively.  These loans serviced for others are not assets of the Company and are appropriately excluded from the Company’s consolidated financial statements.  Mortgage servicing rights were $125,000 and $85,000 at September 30, 2013 and 2012, respectively, and are included on the Consolidated Statements of Financial Condition in other assets.  Mortgage servicing rights are recorded by allocating the total cost of acquired mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values.  Mortgage servicing rights are deferred and amortized in proportion to and over the period of estimated net service fee income.  The estimated fair value of mortgage servicing rights was $236,000 and $127,000, at September 30, 2013 and 2012, respectively, based on the present value of expected, future cash flows using a market discount rate.  The Company periodically evaluates its mortgage servicing rights for impairment based on the fair value of those rights.  Impairment, if any, would be recognized through a valuation allowance for each loan portfolio stratum for the recorded amount that exceeds fair value.  Strata are defined based on predominant risk characteristics of the underlying loans such as loan type and within type, by loan rate intervals.  No impairment reserves were deemed necessary as of September 30, 2013 and 2012.

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

Note 5 — Office Properties and Equipment

Office properties and equipment at September 30, 2013 and 2012 are summarized by major classifications as follows (dollars in thousands):

	2013	2012

Land	$1,104	$1,109
Office buildings and improvements	5,638	5,634
Furniture, fixtures, and equipment	1,940	1,971

Total, at Cost	8,682	8,714
Accumulated depreciation and amortization	(5,096)	(4,874)

	$3,586	$3,840

Depreciation and amortization expense was $340,000 and $345,000 for the years ended September 30, 2013 and 2012, respectively.  Rent expense was $126,000 for both years ended September 30, 2013 and 2012.  Future minimum lease payments under rental agreements are $120,000 in 2014, $89,000 in 2015 and $50,000 in 2016.

Note 6 — Deposits

Deposit balances at September 30, 2013 and 2012 are summarized as follows (dollars in thousands):

	2013		2012
	Amount	Percent	Amount	Percent

Savings accounts	$107,611	33.0%	$107,399	32.5%
Demand and NOW accounts, including non-interest bearing deposits of $25,690 in 2013 and $35,124 in 2012	79,359	24.3	78,407	23.7
Money market accounts	8,658	2.7	6,460	2.0
	195,628	60.0	192,266	58.2
Certificates of deposit:
0.00 to 1.99%	69,385	21.3	61,467	18.6
2.00 to 3.99%	39,783	12.2	63,887	19.4
4.00 to 5.99%	21,329	6.5	12,668	3.8
6.00 to 7.99%	—	—	11	—
	130,497	40.0	138,033	41.8

	$326,125	100.0%	$330,299	100.0%

A summary of certificate accounts by maturity at September 30, 2013, is as follows (dollars in thousands):

2013

One year or less	$30,069
One to two years	40,944
Two to three years	17,104
Three to four years	7,686
Four to five years	3,612
After five years	31,082

$130,497

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

Note 6 — Deposits (Continued)

Interest expense by deposit category for the years ended September 30, 2013 and 2012, is as follows (dollars in thousands):

	2013	2012

NOW accounts	$62	$50
Money market accounts	10	9
Savings and club accounts	177	199
Certificates accounts	3,079	3,352

	$3,328	$3,610

The aggregate amount of time certificates of deposit including Individual Retirement Accounts with a minimum denomination of $100,000 at September 30, 2013 and 2012 is $43.0 million and $42.8 million, respectively.

Note 7 — Federal Home Loan Bank Advances

Advances from the FHLB of Pittsburgh are collateralized by certain qualifying collateral such as loans, with weighted-average collateral values determined by the FHLB equal to at least the unpaid amount of outstanding advances.  At September 30, 2013 and 2012, advances from the FHLB consisted of the following (dollars in thousands):

Stated Maturity	Rate	2013	2012

12/18/2012	4.13%	$—	$2,471
3/25/2013	3.34	—	3,130
7/11/2013	4.03	—	2,249
8/30/2013	1.06	—	3,000
9/9/2013	2.52	—	2,000
1/21/2014	2.31	4,990	4,990
6/20/2014	1.05	1,000	1,000
8/14/2014	0.19	2,000	—
1/26/2015	1.86	2,413	2,413
3/27/2015	0.44	2,500	—
6/22/2015	1.52	1,339	1,339
7/31/2015	0.55	3,000	—
8/14/2015	0.43	2,591	—
10/5/2015	6.51	180	255
2/29/2016	0.84	4,002	—
3/28/2016	0.62	2,500	—
3/20/2017	0.68	2,377	4,002

		$28,892	$26,849

Contractual maturities of FHLB advances at September 30, 2013, were as follows (dollars in thousands):

2013
One year or less	$8,070
One to two years	11,928
Two to three years	6,517
Three to four years	2,377

$28,892

The maximum borrowing capacity from the FHLB at September 30, 2013 is $155.4 million.

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

Note 8 — Securities Sold Under Agreement to Repurchase

Short-term borrowings consist of borrowings from securities sold under agreements to repurchase.  Average amounts outstanding during the year represent daily average balances, and average interest rates represent interest expense divided by the related average balance.

The outstanding balances and related information for short-term borrowings at or for the year ended September 30, 2013 and 2012 are summarized as follows (dollars in thousands):

	2013	2012
Balance at year end	$4,194	$3,232
Average balance outstanding during the year	3,436	3,397
Maximum amount outstanding at any month-end	4,533	4,197
Weighted average interest rate at year end	0.11%	0.19%
Average interest rate during the year	0.12	0.21

Note 9 — Income Taxes

Total income tax expense for the years ended September 30, 2013 and 2012 is as follows (dollars in thousands):

	2013	2012
Federal:
Current	$582	$831
Deferred	241	176

	$823	$1,007

State, current	$154	$181

The difference between the expected and actual tax provision expressed as percentage of earnings before income tax provision are as follows:

	2013	2012

Expected federal tax rate	34.0%	34.0%
State taxes, net of federal tax benefit	2.6	2.9
Nontaxable interest income	(8.1)	(6.1)
Bank-owned life insurance	(3.9)	(2.9)
Other items, net	0.7	0.8

Effective Tax Rate	25.3%	28.7%

The Bank is subject to the Pennsylvania and Maryland Thrift Institutions tax which is allocated between the states and calculated at 11.5% and 8.25%, respectively, based on taxable income applicable to the individual states.

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

Note 9 — Income Taxes (Continued)

The net deferred tax asset consisted of the following components as of September 30, 2013 and 2012 (dollars in thousands):

	2013	2012
Deferred Tax Assets:
Allowance for loan losses	$1,317	$1,521
Employee benefits	566	561
Impairment reserves	54	86
Charitable donations	19	85
Other, net	100	164

Total Deferred Tax Assets	2,056	2,417

Deferred Tax Liabilities:
Unrealized gain on securities	(258)	(1,064)
Premises and equipment	(144)	(228)
Purchase accounting	(87)	(136)
Other, net	(42)	(29)

Total Deferred Tax Liabilities	(531)	(1,457)

Net Deferred Tax Assets	$1,525	$960

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

There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Bank recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Consolidated Statements of Income.  The Bank’s federal and Pennsylvania and Maryland state tax returns for taxable years through 2008 have been closed for purposes of examination by the Internal Revenue Service and the Pennsylvania and Maryland taxing authorities.  During 2012, The Internal Revenue Service conducted an examination of the Company’s 2010 federal tax return with no changes to the tax return as filed and therefore that year has been closed by the Internal Revenue Service.

Retained income at September 30, 2013, includes $3.9 million of base year reserves for which no tax provision has been made.  This amount represents deductions for bad debt reserves for tax purposes, which were only allowed to savings institutions that met certain definitional tests prescribed by the Internal Revenue Code of 1986, as amended.  The Small business Job Protection Act of 1996 eliminated the special bad debt deduction granted solely to thrifts.  Under the terms of the Act, there would be no recapture of the pre-1988 (base year) reserves.  However, these pre-1998 reserves would be subject to recapture under the rules of the Internal Revenue Code if the Bank itself pays a cash dividend in excess of earnings and profits, or liquidates.  The Act also provides for the recapture of deductions arising from “applicable excess reserve” defined as the total amount of reserve over the period base year reserve.  The Bank’s total reserve exceeds the base year reserve and deferred taxes have been provided for this excess.

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

Note 10 — Regulatory Capital Requirements

The Company is required to maintain a cash reserve balance in vault cash or with the Federal Reserve Bank.  The total of this reserve was $1.8 million at September 30, 2013 and September 30, 2012.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the following table) of total Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of September 30, 2013, that the Company meets all capital adequacy requirements of which it is subject.

As of September 30, 2013 and 2012, the FDIC categorized the Company as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Company’s category.

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

Note 10 — Regulatory Capital Requirements (Continued)

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2013:
Total Capital (To Risk Weighted Assets)
Consolidated	$68,415	25.08%	$21,827	8.00%	$27,284	10.00%
Standard Bank	62,878	23.13	21,745	8.00	27,181	10.00

Tier 1 Capital (To Risk Weighted Assets)
Consolidated	64,936	23.80	10,914	4.00	16,370	6.00
Standard Bank	59,474	21.88	10,872	4.00	16,308	6.00

Tier 1 Capital (To Average Assets)
Consolidated	64,936	15.22	17,064	4.00	21,330	6.00
Standard Bank	59,474	14.10	16,877	4.00	21,096	5.00

September 30, 2012:
Total Capital (To Risk Weighted Assets)
Consolidated	$72,282	26.21%	$22,143	8.00%	$27,679	10.00%
Standard Bank	59,554	21.64	22,012	8.00	27,514	10.00

Tier 1 Capital (To Risk Weighted Assets)
Consolidated	68,764	24.94	11,072	4.00	16,607	6.00
Standard Bank	56,078	20.38	11,006	4.00	16,509	6.00

Tier 1 Capital (To Average Assets)
Consolidated	68,764	15.92	17,277	4.00	21,597	6.00
Standard Bank	56,078	13.02	17,226	4.00	21,532	5.00

Note 11 — Stock Based Compensation

In 2012, the Company’s stockholders approved the 2012 Equity Incentive Plan (the “2012 Plan”).  The purpose of the 2012 Plan is to provide officers, employees and directors with additional incentives to promote growth and performance of Standard Financial Corp.  The 2012 Plan authorizes the granting of options to purchase shares of the Company’s stock, which may be nonqualified stock options or incentive stock options, and restricted stock which is subject to vesting conditions and other restrictions.  The 2012 Plan reserved an aggregate number of 486,943 shares of which 347,817 may be issued in connection with the exercise of stock options and 139,126 may be issued as restricted stock.

On July 25, 2012, certain directors and officers of the Company were awarded an aggregate of 278,075 options to purchase shares of common stock and 111,300 restricted shares of common stock.  The awards vest over five years at the rate of 20% per year and the stock options have a ten year contractual life from the date of grant. The Company recognizes expense associated with the awards over the five year vesting period.

The Company’s common stock closed at $16.50 per share on July 25, 2012, which is the exercise price of the options granted on that date.  The estimated fair value of the stock options was $423,000, before the impact of income taxes.  The per share weighted-average fair value of stock options granted with an exercise price equal to the market value on July 25, 2012 was $1.52 using the following Black-Scholes option pricing model assumptions: expected life of 7.5 years, expected dividend rate of 1.13%, risk-free interest rate of 1.10% and an expected volatility of 9.5% based on historical results of the stock prices of a bank peer group.  Compensation expense on the options was $85,000 and $14,000, respectively, with a related tax benefit recorded of $8,000 and $1,000, respectively, for the years ended September 30, 2013 and 2012.  As of September 30, 2013, there was $324,000 of total unrecognized compensation cost related to non-vested options which is expected to be recognized ratably over the weighted average remaining service period of 3.8 years.  At September 30, 2013, future compensation related to the options is expected to be $85,000 in each of the years 2014 through 2016 and $69,000 in 2017.

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

Note 11 — Stock Based Compensation (Continued)

The following table summarizes transactions regarding the options under the Plan:

	Options	Weighted Average Exercise Price
Outstanding at September 30, 2012	278,075	$16.50
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at September 30, 2013	278,075	$16.50
Exercisable at September 30, 2013	55,615	16.50

Outstanding at September 30, 2011	—	—
Granted	278,075	$16.50
Exercised	—	—
Forfeited	—	—
Outstanding at September 30, 2012	278,075	$16.50
Exercisable at September 30, 2012	—	—

On July 25, 2012, the date of grant, the fair value of the restricted stock awards was approximately $1.8 million, before the impact of income taxes.  Compensation expense on the grants was $367,000 and $61,000, respectively, with a related tax benefit recorded of $125,000 and $21,000, respectively for the years ended September 30, 2013 and 2012.  As of September 30, 2013, there was $1.4 million of total unrecognized compensation cost related to non-vested grants which is expected to be recognized ratably over the weighted average remaining service period of 3.8 years.  At September 30, 2013, future compensation related to the grants is expected to be $367,000 in each of the years 2014 through 2016 and $306,000 in 2017.

The following table summarizes transactions regarding restricted stock under the Plan:

	Number of Restricted Shares	Weighted Average Grant Date Price Per Share
Non-vested shares at September 30, 2012	111,300	$16.50
Granted	—	—
Vested	(22,260)	16.50
Forfeited	—	—
Non-vested shares at September 30, 2013	89,040	$16.50

Non-vested shares at September 30, 2011	—	$—
Granted	111,300	16.50
Vested	—	—
Forfeited	—	—
Non-vested shares at September 30, 2012	111,300	$16.50

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

Note 12 — Employee Stock Ownership Plan

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

In connection with the stock conversion, the purchase of the 278,254 shares of the Company stock by the ESOP was funded by a loan from the Company through the Bank.  Unreleased ESOP shares collateralize the loan payable, and the cost of the shares is recorded as a contra-equity account in Stockholders’ Equity.  Shares are released as debt payments are made by the ESOP to the loan.  The ESOP’s sources of repayment of the loan can include dividends, if any, on the unallocated stock held by the ESOP and discretionary contributions from the Company to the ESOP and earnings thereon.

Compensation expense is equal to the fair value of the shares committed to be released and unallocated ESOP shares are excluded from outstanding shares for purposes of computing earnings per share.  Compensation expense related to the ESOP of $268,000 and $229,000 was recognized during the years ended September 30, 2013 and 2012, respectively.  Dividends on unallocated shares are not treated as ordinary dividends and are instead used to repay the ESOP loan and recorded as compensation expense.

As of September 30, 2013, the ESOP held a total of 275,738 shares of the Company’s stock, and there were 245,731 unallocated shares.  As of September 30, 2012, the ESOP held a total of 277,886 shares of the Company’s stock, and there were 260,186 unallocated shares.  The fair market value of the unallocated ESOP shares was $4.5 million at September 30, 2013 and $4.4 million at September 30, 2012.  During both years ended September 30, 2013 and 2012, 14,455 shares were released for allocation.

Note 13 — Employee Benefit Plans

The Company participates in the Pentegra Defined Benefit Plan for Financial Institutions Retirement Fund (“the Pentegra DB Plan”), a tax-qualified multi-employer pension plan.  The Pentegra DB Plan provided defined pension benefits to substantially all of the Company’s employees.  Effective August 1, 2005, the annual benefit provided to employees under this defined benefit pension plan was frozen by Standard Bank.  Freezing the plan eliminates all future benefit accruals; however, the accrued benefit as of August 1, 2005 remains.  In December 2008, management approved the decision to withdraw from the Pentegra Defined Benefit Plan; however, due to declines in market interest rates used to calculate the pension withdrawal liability, management has postponed the withdrawal until interest rates become more favorable.  At that time, management determined that the Company’s withdrawal from the plan was probable; however, only a range of the estimated cost to exit the plan could be determined.  The Company has recorded a liability of approximately $1.2 million, which is the minimum cost expected to be incurred as a result of the withdrawal.

The Pentegra DB Plan’s Employer Identification Number is 13-5645888 and the Plan Number is 333.  The Pentegra DB Plan operates as a multi-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code.  There are no collective bargaining agreements in place that require contributions to the Pentegra DB Plan.  The Pentegra DB Plan is a single plan under Internal Revenue Code Section 413(c) and, as a result, all of the assets stand behind all of the liabilities.  Accordingly, under the Pentegra DB Plan contributions made by a participating employer may be used to provide benefits to participants of other participating employers.  The funded status (market value of the Plan assets divided by funding target) based on an actuarial valuation report was 93.76% and 98.51%, respectively, as of July 1, 2013 and July 1, 2012.  The market value of the Plan assets reflects any contributions received through September 30, 2013.  Total contributions made to the Pentegra DB Plan, as reported on Form 5500, were $196.5 million and $299.7 million for the plan years ending June 30, 2012 and June 30, 2011, respectively.  The Company’s contributions to the Pentegra DB Plan are not more than 5% of the total contributions to the Pentegra DB Plan.  During the years ended September 30, 2013 and 2012, the Company recognized $152,000 and $165,000, respectively, as pension expense and made $89,000 and $141,000, respectively, as contributions to the Pentegra DB Plan.

The Company participates in the Pentegra Financial Institutions Thrift Plan, a multi-employer 401(k) plan, which provides benefits to substantially all of the Company’s employees.  Employees’ contributions to the plan are matched by the Company

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

Note 13 — Employee Benefit Plans (Continued)

up to a maximum of 3 percent of such employees’ pretax salaries.  Expense recognized for the plans was $87,000 and $91,000 for the years ended September 30, 2013 and 2012, respectively.

On January 1, 2002, the Company adopted a nonqualified phantom stock appreciation rights plan for key officers and directors.  This plan was an incentive-driven benefit plan with payout deferred until the end of the tenth plan year.  This plan was frozen effective September 30, 2010 in connection with the Company’s stock conversion with no further benefits accruing.  Payouts under this plan began on January 1, 2012.  For the years ended September 30, 2013 and 2012, $19,000 and $17,000, respectively, of interest expense was recognized on the benefits accrued.  The accrued liability relating to this plan was $240,000 and $387,000 at September 30, 2013 and September 30, 2012, respectively.

Note 14 — Financial Instruments With Off-Balance Sheet Risk

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

Financial instruments with off-balance sheet risk as of September 30, 2013 and 2012 are presented in the following table (dollars in thousands):

	2013	2012
One-to-four family dwellings:
Loan commitments	$376	$2,278
Undisbursed home equity lines of credit	13,376	13,316
Undisbursed funds-construction loans in process	561	796
Commercial loan commitments	15,528	12,157
Other	484	667

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  The Company evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary, by the Company upon extension of credit is based on management’s credit evaluation of the counterparty.  Collateral held varies but generally includes real estate property.  The majority of commitments to originate loans at September 30, 2013 and 2012 were for fixed rate loans.  The Company grants loan commitments at prevailing market rates of interest.

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

Note 15 - Fair Value of Assets and Liabilities

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

On a quarterly basis, management reviews the pricing information received from the Company’s third-party pricing service.  This review process includes a comparison to non-binding third-party broker quotes, as well as a review of market-related conditions impacting the information provided by the Company’s third-party pricing service.  Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume or frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets.  Securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs.  As of September 30, 2013 and 2012, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.  On a quarterly basis, management also reviews a sample of securities priced by the Company’s third-party pricing service to review significant assumptions and valuation methodologies used.  Based on this review, management determines whether the current placement of the security in the fair value hierarchy is appropriate or whether transfers may be warranted.

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

Note 15 - Fair Value of Assets and Liabilities (Continued)

The following table presents the assets measured at fair value on a recurring basis as of September 30, 2013 and 2012 by level within the fair value hierarchy (dollars in thousands):

	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	or Liabilities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
September 30, 2013:
Investment securities available for sale:
U.S. government and agency obligations	$—	$22,358	$—	$22,358
Corporate bonds	—	7,047	—	7,047
Municipal obligations	—	33,052	—	33,052
Equity securities	1,595	—	—	1,595
Total investment securities available for sale	1,595	62,457	—	64,052
Mortgage-backed securities available for sale	—	29,701	—	29,701

Total recurring fair value measurements	$1,595	$92,158	$—	$93,753

	(Level 1)	(Level 2)	(Level 3)	Total
September 30, 2012:
Investment securities available for sale:
U.S. government and agency obligations	$—	$21,155	$—	$21,155
Corporate bonds	—	7,100	—	7,100
Municipal obligations	—	33,076	—	33,076
Equity securities	1,344	—	—	1,344
Total investment securities available for sale	1,344	61,331	—	62,675
Mortgage-backed securities available for sale	—	40,002	—	40,002

Total recurring fair value measurements	$1,344	$101,333	$—	$102,677

Assets Measured at Fair Value on a Nonrecurring Basis

The following table presents the assets measured at fair value on a nonrecurring basis as of September 30, 2013 and 2012 by level within the fair value hierarchy (dollars in thousands):

	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	or Liabilities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
September 30, 2013:
Foreclosed real estate	$—	$—	$607	$607
Impaired loans	—	—	1,024	1,024
Total nonrecurring fair value measurements	$—	$—	$1,631	$1,631

September 30, 2012:
Foreclosed real estate	$—	$—	$463	$463
Impaired loans	—	—	1,969	1,969
Total nonrecurring fair value measurements	$—	$—	$2,432	$2,432

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

Note 15 - Fair Value of Assets and Liabilities (Continued)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Company uses Level 3 inputs to determine fair value (dollars in thousands):

		Quantitative Information about Level 3 Fair Value Measurements
			Valuation	Unobservable	Range
September 30,	2013	2012	Techniques	Input	(Weighted Average)
Foreclosed real estate	$607	$463	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -40% (-25%)
				Liquidation expenses (2)	0% to -10% (-5%)

Impaired loans	$1,024	$1,969	Fair value of collateral (1), (3)	Appraisal adjustments (2)	0% to -40% (-25%)
				Liquidation expenses (2)	0% to -10% (-5%)

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

Loans Receivable and Loans Held for Sale - The fair value of loans was estimated by discounting the expected future cash flows using the current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  Loans were first segregated by type such as commercial, real estate, and home equity, and were then further segmented into fixed and variable rate and loan quality categories.  Expected future cash flows were projected based on contractual cash flows, adjusted for estimated prepayments.  The fair value of loans held for sale was estimated based on the price committed to sell the loan in the secondary market.

Certificate Accounts - The fair values of certificate of deposit accounts were estimated using discounted cash flow analyses.  The discount rates used were based on rates currently offered for deposits with similar remaining maturities.  The fair values of certificate of deposit accounts do not take into consideration the value of the Company’s long-term relationships with depositors, which may have significant value.

FHLB Advances - The fair value of FHLB advances was calculated using a discounted cash flow approach that applies a comparable FHLB advance rate to the weighted average maturity of the borrowings.

Other Financial Instruments - The carrying amounts reported in the Consolidated Statements of Financial Condition approximate fair value for the following financial instruments (Level 1):  cash on hand and due from banks, interest-earning deposits in other institutions, FHLB stock, accrued interest receivable, bank-owned life insurance, demand, regular and club accounts, securities sold under agreements to repurchase and accrued interest payable.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For financial liabilities such as interest and noninterest-bearing demand and regular and club accounts, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.  For financial liabilities such as securities sold under agreements to repurchase which are with commercial deposit customers, the carrying amount is a reasonable estimate of fair value due to the short time nature of the agreement.

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

Note 15 - Fair Value of Assets and Liabilities (Continued)

The following table presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2013 and 2012 (dollars in thousands):

		Fair Value Measurements
			Quoted Prices in	Significant
			Active Markets for	Other	Significant
		Total	Identical Assets	Observable	Unobservable
	Carrying	Fair	or Liabilities	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2013:
Financial Instruments - Assets:
Cash on hand and due from banks	$2,559	$2,559	$2,559	$—	$—
Interest-earning deposits in other institutions	13,432	13,432	13,432	—	—
Investment securities	64,052	64,052	1,595	62,457	—
Mortgage-backed securities	29,701	29,701	—	29,701	—
Loans receivable	293,664	301,505	—	—	301,505
Accrued interest receivable	1,169	1,169	1,169		—
Federal Home Loan Bank stock	2,757	2,757	2,757	—	—
Bank-owned life insurance	13,722	13,722	13,722	—	—
Financial Instruments - Liabilities:
Demand, regular and club accounts	195,628	195,628	195,628	—	—
Certificate accounts	130,497	134,397	—	—	134,131
Federal Home Loan Bank advances	28,892	29,063	—	—	29,063
Securities sold under agreements to repurchase	4,194	4,194	4,194	—	—
Accrued interest payable	184	184	184	—	—

September 30, 2012:
Financial Instruments - Assets:
Cash on hand and due from banks	$1,729	$1,729	$1,729	$—	$—
Interest-earning deposits in other institutions	14,045	14,045	14,045	—	—
Federal funds sold	3,000	3,000	3,000
Investment securities	62,675	62,675	1,344	61,331	—
Mortgage-backed securities	40,002	40,002	—	40,002	—
Loans receivable	291,113	301,798	—	—	301,798
Loans held for sale	905	932	932	—	—
Accrued interest receivable	1,313	1,313	1,313		—
Federal Home Loan Bank stock	2,683	2,683	2,683	—	—
Bank-owned life insurance	10,282	10,282	10,282	—	—
Financial Instruments - Liabilities:
Demand, regular and club accounts	192,266	192,266	192,266	—	—
Certificate accounts	138,033	145,059	—	—	145,059
Federal Home Loan Bank advances	26,849	27,330	—	—	27,330
Securities sold under agreements to repurchase	3,232	3,232	3,232	—	—
Accrued interest payable	225	225	225	—	—

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

Note 16 - Accumulated Other Comprehensive Income

The following table presents the significant amounts reclassified out of accumulated other comprehensive income and the changes in accumulated other comprehensive income by component for year ended September 30, 2013:

	Net Unrealized	Affected Line on
	Gains (Losses) on	the Consolidated
	Investment Securities	Statements of Income
Accumulated Other Comprehensive Income - October 1, 2012	$2,065
Net unrealized losses arising during the period before tax	(2,289)
Tax effect	778
Net unrealized losses arising during the period after tax	(1,511)

Reclassification adjustment for security gains realized in net income before tax	(79)	Net securities gains
Tax effect	27	Income tax expense
Reclassification adjustment for security gains realized in net income after tax	(52)
Total other comprehensive loss	(1,563)

Accumulated Other Comprehensive Income - September 30, 2013	$502

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

Note 17 — Standard Financial Corp. — Condensed Financial Statements (Parent Company Only)

Following are condensed financial statements for the parent company as of and for the years ended September 30, 2013 and 2012:

Condensed Statements of Financial Condition

(Dollars in thousands)

	September 30,
	2013	2012
Cash	$812	$309
Investment securities available for sale	856	552
Investment in bank subsidiary	69,015	67,368
Loan receivable from bank subsidiary	3,500	12,500
Other assets	389	143
Total Assets	$74,572	$80,872

Total Liabilities	$15	$755
Total Stockholders’ Equity	74,557	80,117

Total Liabilities and Stockholders’ Equity	$74,572	$80,872

Condensed Statements of Income

(Dollars in thousands)

	Years Ended September 30,
	2013	2012
Interest on loan receivable	$268	$433
Dividends on investment securities	21	17
Net securities gains	58	26
Total Income	347	476
Operating Expenses	827	424
(Loss) Income before Income Tax Benefit	(480)	52
Income Tax Benefit	(125)	(4)
(Loss) Income before equity in undistributed net income of subsidiaries	(355)	56
Equity in undistributed net income of subsidiaries	3,237	2,900
Net Income	$2,882	$2,956

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

Note 17 — Standard Financial Corp. — Condensed Financial Statements (Parent Company Only) (Continued)

Condensed Statements of Cash Flows

(Dollars in thousands)

	Years Ended September 30,
	2013	2012
Cash Flows from Operating Activities
Net income	$2,882	$2,956
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in undistributed net income of subsidiaries	(3,237)	(2,900)
Net gain on securities	(58)	(26)
Net change in intercompany account	(894)	1,187
Other, net	637	218
Net Cash (Used in) Provided by in Operating Activities	(670)	1,435
Cash Flows Provided by Investing Activities
Repayment of loan from bank subsidiary	9,000	1,000
Purchases of investment securities	(440)	(82)
Proceeds from sales of investment securities	234	112
Net Cash Provided by Investing Activities	8,794	1,030
Cash Flows Used in Financing Activities
Dividends paid	(517)	(609)
Stock repurchases	(7,104)	(1,715)
Net Cash Used in Financing Activities	(7,621)	(2,324)
Net Increase in Cash and Cash Equivalents	503	141
Cash and Cash Equivalents - Beginning	309	168
Cash and Cash Equivalents - Ending	$812	$309

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

Note 18 — Quarterly Financial Data (unaudited)

Following are quarterly condensed consolidated statements of income for the years ended September 30, 2013 and 2012.  Quarterly earnings per share data may vary from annual earnings per share due to rounding.

	First	Second	Third	Fourth
(Dollars in thousands,except per share data)	Quarter	Quarter	Quarter	Quarter
2013
Interest and dividend income	$4,058	$3,996	$3,847	$3,840
Interest expense	1,018	962	934	910
Net interest income	3,040	3,034	2,913	2,930
Provision for loan losses	225	150	—	—
Net interest income after provision for loan losses	2,815	2,884	2,913	2,930
Noninterest income	686	694	744	678
Noninterest expenses	2,445	2,679	2,691	2,670
Income before income tax expense	1,056	899	966	938
Income tax expense	302	178	244	253
Net income	$754	$721	$722	$685

Earnings Per Share	$0.24	$0.24	$0.25	$0.24

2012
Interest and dividend income	$4,441	$4,374	$4,298	$4,211
Interest expense	1,125	1,102	1,091	1,043
Net interest income	3,316	3,272	3,207	3,168
Provision for loan losses	300	300	300	300
Net interest income after provision for loan losses	3,016	2,972	2,907	2,868
Noninterest income	594	591	615	603
Noninterest expenses	2,418	2,512	2,451	2,641
Income before income tax expense	1,192	1,051	1,071	830
Income tax expense	361	269	307	251
Net income	$831	$782	$764	$579

Earnings Per Share	$0.26	$0.25	$0.24	$0.18

ITEM 9.                                                Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.                                       Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  As of September 30, 2013, an evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013.

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

Management’ Report on Internal Control over Financial Reporting.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act.  Management’s assessment of internal control over financial reporting for the fiscal year ended September 30, 2013 is included in Item 8.

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

PART III

ITEM 10.                                         Directors, Executive Officers and Corporate Governance

Information concerning directors and executive officers of Standard Financial Corp. is incorporated herein by reference from our definitive Proxy Statement (the “Proxy Statement”), specifically the section captioned “Proposal 1—Election of Directors.”

ITEM 11.                                         Executive Compensation

Information concerning executive compensation is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Proposal 1 — Election of Directors.”

ITEM 12.                                         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain owners and management is incorporated herein by reference from our Proxy Statement, specifically the sections captioned “Voting Securities and Principal Holders Thereof” and “Proposal 1 — Election of Directors — Director Compensation” and “Summary Compensation Table”.

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

ITEM 14.                                         Principal Accountant Fees and Services

Information concerning principal accountant fees and services is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Proposal 2 — Ratification of Appointment of Independent Registered Public Accounting Firm.”

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

Signatures	Title	Date

/s/ Timothy K. Zimmerman	President, Chief Executive Officer and Director	December 17, 2013
Timothy K. Zimmerman	(Principal Executive Officer)

/s/ Colleen M. Brown	Senior Vice President and Chief Financial Officer	December 17, 2013
Colleen M. Brown	(Principal Financial and Accounting Officer)

/s Terence L. Graft	Chairman of the Board	December 17, 2013
Terence L. Graft

/s/ Dale A. Walker	Vice Chairman of the Board	December 17, 2013
Dale A. Walker

/s/ Horace G. Cofer	Director	December 17, 2013
Horace G. Cofer

/s/ William T. Ferri	Director	December 17, 2013
William T. Ferri

/s/ David C. Mathews	Director	December 17, 2013
David C. Mathews

/s/ Thomas J. Rennie	Director	December 17, 2013
Thomas J. Rennie