Form 10-Q
period 2017-03-31
Standard AVB Financial Corp.
filed 2017-05-15
CIK 1492915

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File No. 333-215069

Standard AVB Financial Corp.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	27-3100949
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2640 Monroeville Blvd. Monroeville, Pennsylvania	15146
(Address of Principal Executive Offices)	(Zip Code)

(412) 856-0363

(Registrant’s Telephone Number, Including Area Code)

Standard Financial Corp.

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

YES   ☐   NO ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES   ☒   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filers,” “accelerated filers,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES   ☐   NO ☒

4,780,886 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of May 9, 2017.

Standard Financial Corp.

EXPLANATORY NOTE

On August 29, 2016, Standard Financial Corp. and Allegheny Valley Bancorp, Inc. entered into an Agreement and Plan of Merger, which contemplated that Allegheny Valley would merge with and into Standard Financial Corp., with Standard Financial Corp. as the surviving entity to be known as “Standard AVB Financial Corp.” (the “Company”). On April 7, 2017, Allegheny Valley merged with and into Standard Financial Corp. Accordingly, the Company is now referred to as “Standard AVB Financial Corp.” This Quarterly Report on Form 10-Q solely addresses the financial condition and operations of Standard Financial Corp. at and as of March 31, 2017, as the merger transaction with Allegheny Valley was consummated subsequent to the end of the quarter.

The unaudited consolidated financial statements and other financial information contained in this quarterly report on Form 10-Q should be read in conjunction with the audited financial statements of Standard Financial Corp. at and for the year ended September 30, 2016 contained in the Company’s definitive prospectus dated February 1, 2017 (the “Prospectus”) as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on February 3, 2017.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Standard Financial Corp.

Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)

(Unaudited)

	March 31,	September 30,
	2017	2016
ASSETS
Cash on hand and due from banks	$1,802	$1,786
Interest-earning deposits in other institutions	10,954	16,375
Cash and Cash Equivalents	12,756	18,161

Investment securities available for sale, at fair value	41,027	44,250
Mortgage-backed securities available for sale, at fair value	16,672	19,653
Certificate of deposit	500	500
Federal Home Loan Bank stock, at cost	2,997	3,161
Loans receivable, net of allowance for loan losses of $3,777 and $3,800	387,927	378,080
Loans held for sale	-	234
Office properties and equipment, net	3,117	3,155
Bank-owned life insurance	15,139	14,946
Goodwill	8,769	8,769
Accrued interest receivable and other assets	3,662	4,310

TOTAL ASSETS	$492,566	$495,219

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Demand, savings and club accounts	$227,360	$231,378
Certificate accounts	142,265	137,256

Total Deposits	369,625	368,634

Federal Home Loan Bank advances	44,101	48,856
Securities sold under agreements to repurchase	2,525	1,964
Advance deposits by borrowers for taxes and insurance	43	10
Accrued interest payable and other liabilities	2,327	2,743

TOTAL LIABILITIES	418,621	422,207

Stockholders' Equity
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value per share, 40,000,000 shares authorized, 2,612,785 and 2,585,125 shares outstanding, respectively	26	26
Additional paid-in-capital	16,893	16,071
Retained earnings	59,404	58,810
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,954)	(2,031)
Accumulated other comprehensive (loss) income	(424)	136

TOTAL STOCKHOLDERS' EQUITY	73,945	73,012

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$492,566	$495,219

See accompanying notes to the unaudited consolidated financial statements.

Standard Financial Corp.

Consolidated Statements of Income

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Interest and Dividend Income
Loans, including fees	$3,766	$3,607	$7,492	$7,159
Mortgage-backed securities	74	99	154	232
Investments:
Taxable	71	97	142	195
Tax-exempt	196	193	406	415
Interest-earning deposits and federal funds sold	9	10	19	11
Total Interest and Dividend Income	4,116	4,006	8,213	8,012

Interest Expense
Deposits	666	639	1,343	1,266
Federal Home Loan Bank advances	193	221	394	425
Securities sold under agreements to repurchase	1	1	2	2
Total Interest Expense	860	861	1,739	1,693

Net Interest Income	3,256	3,145	6,474	6,319

Provision for Loan Losses	-	-	40	-

Net Interest Income after Provision for Loan Losses	3,256	3,145	6,434	6,319

Noninterest Income
Service charges	374	396	778	809
Earnings on bank-owned life insurance	121	122	244	244
Net securities (loss) gains	(65)	83	(32)	81
Net loan sale gains	4	8	41	27
Annuity and mutual fund fees	72	53	128	102
Other income	49	53	96	104
Total Noninterest Income	555	715	1,255	1,367

Noninterest Expenses
Compensation and employee benefits	1,745	1,647	3,332	3,307
Data processing	119	118	236	230
Premises and occupancy costs	337	314	654	608
Automatic teller machine expense	90	84	180	166
Federal deposit insurance	39	57	78	114
Other operating expenses	394	332	862	716
Merger related expenses	252	-	559	-
Total Noninterest Expenses	2,976	2,552	5,901	5,141

Income before Income Tax Expense	835	1,308	1,788	2,545

Income Tax Expense
Federal	224	349	601	677
State	48	57	65	101
Total Income Tax Expense	272	406	666	778

Net Income	$563	$902	$1,122	$1,767
Earnings Per Share:
Basic earnings per common share	$0.23	$0.37	$0.47	$0.71
Diluted earnings per common share	$0.23	$0.36	0.45	$0.68

Cash dividends paid per common share	$0.11	$0.11	$0.22	$0.22
Basic weighted average shares outstanding	2,415,829	2,409,780	2,404,455	2,501,836
Diluted weighted average shares outstanding	2,499,495	2,497,336	2,481,910	2,591,312

See accompanying notes to the unaudited consolidated financial statements.

Standard Financial Corp.

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016

Net Income	$563	$902	$1,122	$1,767

Other comprehensive income (loss):

Change in unrealized gain/(loss) on securities available for sale	279	152	(1,070)	65
Tax effect	(95)	(52)	364	(22)

Reclassification adjustment for security (gains) losses realized in income	65	(83)	32	(81)
Tax effect	(22)	28	(11)	28
Pension obligation change for defined benefit plan	190	-	190	-
Tax effect	(65)	-	(65)	-
Total other comprehensive income (loss)	352	45	(560)	(10)

Total Comprehensive Income	$915	$947	$562	$1,757

See accompanying notes to the unaudited consolidated financial statements.

Standard Financial Corp.

Consolidated Statement of Changes in Stockholders' Equity

(Dollars in thousands, except per share data)

(Unaudited)

					Accumulated
		Additional		Unearned	Other	Total
	Common	Paid-In	Retained	ESOP	Comprehensive	Stockholders'
	Stock	Capital	Earnings	Shares	Income (Loss)	Equity

Balance, September 30, 2016	$26	$16,071	$58,810	$(2,031)	$136	$73,012

Net income	-	-	1,122	-	-	1,122

Other comprehensive loss	-	-	-	-	(560)	(560)

Cash dividends ($0.22 per share)	-	-	(528)	-	-	(528)

Stock options exercised (30,060 shares)	-	496	-	-	-	496

Compensation expense on stock awards	-	222	-	-	-	222

Compensation expense on ESOP	-	104	-	77	-	181

Balance, March 31, 2017	$26	$16,893	$59,404	$(1,954)	$(424)	$73,945

See accompanying notes to the unaudited consolidated financial statements.

Standard Financial Corp.

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)	Six Months Ended March 31,
	2017	2016
Net income	$1,122	$1,767
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	313	138
Provision for loan losses	40	-
Net (gain) loss on securities	32	(81)
Origination of loans held for sale	(2,399)	(1,684)
Proceeds from sale of loans held for sale	2,674	1,825
Net loan sale gains	(41)	(27)
Compensation expense on ESOP	181	184
Compensation expense on stock awards	222	226
Deferred income taxes	126	(66)
Increase in accrued interest receivable and other assets	672	349
Earnings on bank-owned life insurance	(244)	(244)
Decrease in accrued interest payable and other liabiliites	(265)	(49)
Other, net	114	49
Net Cash Provided by Operating Activities	2,547	2,387
Cash Flows Used in Investing Activities
Net increase in loans	(9,887)	(11,941)
Purchases of investment securities	(915)	(5,190)
Purchases of mortgage-backed securities	-	(2,995)
Proceeds from maturities/principal repayments/calls of investment securities	2,903	5,774
Proceeds from maturities/principal repayments/calls of mortgage-backed securities	2,637	2,522
Proceeds from sales of investment securities	392	196
Proceeds from sales of mortgage-backed securities	-	4,990
Purchase of Federal Home Loan Bank stock	(241)	(667)
Redemption of Federal Home Loan Bank stock	405	692
Proceeds from sales of foreclosed real estate	117	167
Net purchases of office properties and equipment	(161)	(274)
Net Cash Used in Investing Activities	(4,750)	(6,726)
Cash Flows (Used in) Provided by Financing Activities
Net (decrease) increase in demand, savings and club accounts	(4,018)	9,721
Net increase in certificate accounts	5,009	7,443
Net increase in securities sold under agreements to repurchase	561	752
Repayments of Federal Home Loan Bank advances	(4,755)	(14,869)
Proceeds from Federal Home Loan Bank advances	-	12,712
Net increase in advance deposits by borrowers for taxes and insurance	33	23
Exercise of stock options	496	-
Dividends paid	(528)	(491)
Stock repurchases	-	(4,033)
Net Cash (Used in) Provided by Financing Activities	(3,202)	11,258
Net (Decrease) Increase in Cash and Cash Equivalents	(5,405)	6,919
Cash and Cash Equivalents - Beginning	18,161	15,048
Cash and Cash Equivalents - Ending	$12,756	$21,967
Supplementary Cash Flows Information
Interest paid	$1,731	$1,726
Income taxes paid	$221	$302
Supplementary Schedule of Noncash Investing and Financing Activities
Foreclosed real estate acquired in settlement of loans	$-	$620
Securities purchased not settled	$-	$1,710

See accompanying notes to the unaudited consolidated financial statements.

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

March 31, 2017

(1)	Consolidation

The accompanying consolidated financial statements include the accounts of Standard Financial Corp. (the “Company”) and its direct and indirect wholly owned subsidiaries, Standard Bank, PaSB (the “Bank”), and Westmoreland Investment Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

(2)	Basis of Presentation

The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles in the United States. All adjustments (consisting of normal recurring adjustments), which, in the opinion of management are necessary for a fair presentation of the financial statements and to make the financial statements not misleading have been included. The unaudited consolidated financial statements and other financial information contained in this quarterly report on Form 10-Q should be read in conjunction with the audited financial statements of Standard Financial Corp. at and for the year ended September 30, 2016 contained in the Company’s definitive prospectus dated February 1, 2017 (the “Prospectus”) as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on February 3, 2017. The results for the three and six month periods ended March 31, 2017 is not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2017 or any future interim period. Certain amounts in the 2016 financial statements have been reclassified to conform to the 2017 presentation format. These reclassifications had no effect on stockholders’ equity or net income.

(3)	Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The following table sets forth the computation of basic and diluted EPS for the three and six months ended March 31, 2017 and 2016 (dollars in thousands, except per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Net income available to common stockholders	$563	$902	$1,122	$1,767

Basic EPS:
Weighted average shares outstanding	2,415,829	2,409,780	2,404,455	2,501,836
Basic EPS	$0.23	$0.37	$0.47	$0.71

Diluted EPS:
Weighted average shares outstanding	2,415,829	2,409,780	2,404,455	2,501,836
Diluted effect of common stock equivalents	83,666	87,556	77,455	89,476
Total diluted weighted average shares outstanding	2,499,495	2,497,336	2,481,910	2,591,312
Diluted EPS	$0.23	$0.36	$0.45	$0.68

(4)	Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (a new revenue recognition standard). The Update’s core principle is that a company will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this Update specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. This Update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Because the guidance does not apply to revenue associated with financial instruments, including loans and securities, we do not expect the new standard, or any of the amendments, to result in a material change from our current accounting for revenue because the majority of the Company's financial instruments are not within the scope of Topic 606.  However, we do expect that the standard will result in new disclosure requirements, which are currently being evaluated

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

March 31, 2017

(4)	Recent Accounting Pronouncements (Continued)

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606). The amendments in this Update defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. All other entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. The Company is evaluating the effect of adopting this new accounting Update.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805). The amendments in this Update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this Update require that the acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this Update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This Update applies to all entities that hold financial assets or owe financial liabilities and is intended to provide more useful information on the recognition, measurement, presentation, and disclosure of financial instruments. Among other things, this Update (a) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (b) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (c) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (d) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (e) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (f) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (g) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For all other entities, including not-for-profit entities and employee benefit plans within the scope of Topics 960 through 965 on plan accounting, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. All entities that are not public business entities may adopt the amendments in this Update earlier as of the fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet.  A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  A short-term lease is defined as one in which (a) the lease term is 12 months or less and (b) there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise. For short-term leases, lessees may elect to recognize lease payments over the lease term on a straight-line basis. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and for interim periods within fiscal years beginning after December 15, 2020. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently assessing the practical expedients it may elect at adoption, but does not anticipate the amendments will have a significant impact on the financial statements. Based on the Company’s preliminary analysis of its

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

March 31, 2017

(4)	Recent Accounting Pronouncements (Continued)

current portfolio, the impact to the Company’s balance sheet is estimated to result in less than a 1 percent increase in assets and liabilities. The Company also anticipates additional disclosures to be provided at adoption.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718). The amendments in this Update affect all entities that issue share-based payment awards to their employees. The standards in this Update provide simplification for several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as with equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. In addition to those simplifications, the amendments eliminate the guidance in Topic 718 that was indefinitely deferred shortly after the issuance of FASB Statement No. 123 (revised 2004), Share-Based Payment. This should not result in a change in practice because the guidance that is being superseded was never effective. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any entity in any interim or annual period. This Update is not expected to have a significant impact on the Company’s financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing diversity in practice. Among these include recognizing cash payments for debt prepayment or debt extinguishment as cash outflows for financing activities; cash proceeds received from the settlement of insurance claims should be classified on the basis of the related insurance coverage; and cash proceeds received from the settlement of bank-owned life insurance policies should be classified as cash inflows from investing activities while the cash payments for premiums on bank-owned policies may be classified as cash outflows for investing activities, operating activities, or a combination of investing and operating activities. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments in this Update should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s statement of cash flows.

In October 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), which requires that a statement of cash flows explains the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

March 31, 2017

(4)	Recent Accounting Pronouncements (Continued)

effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in this Update should be applied using a retrospective transition method to each period presented. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s statement of cash flows.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business, which provides a more robust framework to use in determining when a set of assets and activities (collectively referred to as a “set”) is a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. Public business entities should apply the amendments in this Update to annual periods beginning after December 15, 2017, including interim periods within those periods. All other entities should apply the amendments to annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The amendments in this Update should be applied prospectively on or after the effective date. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the FASB eliminated Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting units fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. A public business entity that is a U.S. Securities and Exchange Commission (“SEC”) filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. A public business entity that is not an SEC filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2020. All other entities, including not-for-profit entities that are adopting the amendments in this Update should do so for their annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2021. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations

In February 2017, the FASB issued ASU 2017-06, Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), and Health and Welfare Benefit Plans (Topic 965). This Update relates primarily to the reporting by an employee benefit plan for its interest in a master trust, which is a trust for which a regulated financial institution serves as a trustee or custodian and in which assets of more than one plan sponsored by a single employer or by a group of employers under common control are held. For each master trust in which a plan holds an interest, the amendments in this Update require a plan's interest in that master trust and any change in that interest to be presented in separate line items in the statement of net assets available for benefits and in the statement of changes in net assets available for benefits, respectively. The amendments in this Update remove the requirement to disclose the percentage interest in the master trust for plans with divided interests and require that all plans disclose the dollar amount of their interest in each of those general types of investments, which supplements the existing requirement to disclose the master trusts balances in each general type of investments. There are also increased disclosure requirements for investments in master trusts. The amendments in this Update are effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. This update is not expected to have a significant impact on the Company’s financial statements.

In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715). The amendments in this Update require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost as defined in paragraphs 715-30-35-4 and 715-60-35-9 are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. This update is not expected to have a significant impact on the Company’s financial statements.

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20). The amendments in this Update shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

March 31, 2017

(4)	Recent Accounting Pronouncements (Continued)

for securities held at a discount; the discount continues to be amortized to maturity. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity should apply the amendments in this Update on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Additionally, in the period of adoption, an entity should provide disclosures about a change in accounting principle. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations

(5)	Investment Securities

Investment securities available for sale at March 31, 2017 and at September 30, 2016 are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2017:
U.S. government and agency obligations due:
Beyond 1 year but within 5 years	$9,000	$1	$(72)	$8,929
Corporate bonds due:
Within 1 year	1,000	-	-	1,000
Beyond 1 year but within 5 years	1,023	-	(15)	1,008
Beyond 5 years but within 10 years	506	11	-	517
Municipal obligations due:
Beyond 1 year but within 5 years	5,987	475	(1)	6,461
Beyond 5 years but within 10 years	10,473	24	(145)	10,352
Beyond 10 years	11,010	20	(345)	10,685
Equity securities	1,816	288	(29)	2,075

	$40,815	$819	$(607)	$41,027

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2016:
U.S. government and agency obligations due:
Beyond 1 year but within 5 years	$10,000	$32	$(5)	$10,027
Corporate bonds due:
Within 1 year	2,032	-	(7)	2,025
Beyond 1 year but within 5 years	507	2	-	509
Municipal obligations due:
Within 1 year	978	12	-	990
Beyond 1 year but within 5 years	3,784	294	-	4,078
Beyond 5 years but within 10 years	12,144	417	-	12,561
Beyond 10 years	11,769	185	(38)	11,916
Equity securities	2,052	207	(115)	2,144

	$43,266	$1,149	$(165)	$44,250

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

March 31, 2017

(5)	Investment Securities (continued)

During the three months ended March 31, 2017, losses on sales of investment securities were $65,000 and proceeds from such sales were $239,000. During the six months ended March 31, 2017, gains on sales of investment securities were $42,000, losses on sales were $74,000 and proceeds from such sales were $392,000. During the three months ended March 31, 2016, gains on sales of investment securities were $20,000, losses on sales were $19,000 and proceeds from such sales were $64,000. During the six months ended March 31, 2016, gains on sales of investment securities totaled $39,000 and $40,000 in losses and total proceeds from such sales were $196,000. Investment securities with a carrying value of $18.9 million and $25.9 million were pledged to secure repurchase agreements and public funds accounts at March 31, 2017 and September 30, 2016, respectively.

The following table shows the fair value and gross unrealized losses on investment securities and the length of time that the securities have been in a continuous unrealized loss position at March 31, 2017 and at September 30, 2016 (dollars in thousands):

	March 31, 2017
	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. government and agency obligations	$2,963	$(37)	$3,965	$(35)	$6,928	$(72)
Corporate bonds	2,008	(15)	-	-	2,008	(15)
Municipal obligations	11,644	(491)	-	-	11,644	(491)
Equity securities	600	(19)	301	(10)	901	(29)

Total	$17,215	$(562)	$4,266	$(45)	$21,481	$(607)

	September 30, 2016
	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. government and agency obligations	$1,995	$(5)	$-	$-	$1,995	$(5)
Corporate bonds	1,021	(7)	-	-	1,021	(7)
Municipal obligations	2,803	(38)	-	-	2,803	(38)
Equity securities	171	(13)	570	(102)	741	(115)

Total	$5,990	$(63)	$570	$(102)	$6,560	$(165)

At March 31, 2017, the Company held 30 securities in an unrealized loss position. The decline in the fair value of these securities resulted primarily from interest rate fluctuations. The Company does not intend to sell these securities nor is it more likely than not that the Company would be required to sell these securities before their anticipated recovery, and the Company believes the collection of the investment and related interest is probable. Based on the above, the Company considers all of the unrealized losses to be temporary impairment losses.

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

March 31, 2017

(6)	Mortgage-Backed Securities (continued)

Mortgage-backed securities available for sale at March 31, 2017 and at September 30, 2016 are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2017:
Government pass-throughs:
Ginnie Mae	$4,689	$21	$(50)	$4,660
Fannie Mae	5,071	105	-	5,176
Freddie Mac	5,264	44	(5)	5,303
Private pass-throughs	83	-	-	83
Collateralized mortgage obligations	1,480	1	(31)	1,450

	$16,587	$171	$(86)	$16,672

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2016:
Government pass-throughs:
Ginnie Mae	$5,695	$37	$(17)	$5,715
Fannie Mae	5,806	211	-	6,017
Freddie Mac	6,051	113	-	6,164
Private pass-throughs	87	-	-	87
Collateralized mortgage obligations	1,663	9	(2)	1,670

	$19,302	$370	$(19)	$19,653

During the three and six months ended March 31, 2017, there were no sales of mortgage-backed securities. During the three months ended March 31, 2016, gains on sales of mortgage-backed securities totaled $82,000 with total proceeds from sales of $5.0 million. For the six months ended March 31, 2016, gains on sales of mortgage-backed securities totaled $82,000 with total proceeds from sales of $5.0 million.

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

March 31, 2017

(6)	Mortgage-Backed Securities (Continued)

The following table shows the fair value and gross unrealized losses on mortgage-backed securities and the length of time that the securities have been in a continuous unrealized loss position at March 31, 2017 and at September 30, 2016 (dollars in thousands):

	March 31, 2017
	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Government pass-throughs:
Ginnie Mae	$-	$-	$3,202	$(50)	$3,202	$(50)
Freddie	-	-	1,290	(5)	1,290	(5)
Collateralized mortgage obligations	862	(18)	620	(13)	1,482	(31)

Total	$862	$(18)	$5,112	$(68)	$5,974	$(86)

	September 30, 2016
	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Government pass-throughs:
Ginnie Mae	$2,748	$(6)	$1,313	$(11)	$4,061	$(17)
Collateralized mortgage obligations	-	-	604	(2)	604	(2)

Total	$2,748	$(6)	$1,917	$(13)	$4,665	$(19)

At March 31, 2017, the Company held 5 mortgage-backed securities in an unrealized loss position. The decline in the fair value of these securities resulted primarily from interest rate fluctuations. The Company does not intend to sell these securities nor is it more likely than not that the Company would be required to sell these securities before their anticipated recovery, and the Company believes the collection of the investment and related interest is probable. Based on the above, the Company considers all of the unrealized loss to be temporary impairment loss.

Mortgage-backed securities with a carrying value of $5.4 million and $6.5 million were pledged to secure repurchase agreements and public fund accounts at March 31, 2017 and at September 30, 2016, respectively.

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

March 31, 2017

(7)	Loans Receivable and Related Allowance for Loan Losses

The following table summarizes the primary segments of the loan portfolio, based on the way management analyzes such loans within the allowance for loan losses, as of March 31, 2017 and September 30, 2016 (dollars in thousands):

	Real Estate Loans
	One-to-four-		Home
	family	Commercial	Equity Loans
	Residential and	Real	and Lines		Other
	Construction	Estate	of Credit	Commercial	Loans	Total
March 31, 2017:
Collectively evaluated for impairment	$180,632	$114,070	$76,646	$19,515	$414	$391,277
Individually evaluated for impairment	-	427	-	-	-	427
Total loans before allowance for loan losses	$180,632	$114,497	$76,646	$19,515	$414	$391,704

September 30, 2016:
Collectively evaluated for impairment	$167,512	$119,412	$79,157	$14,779	$553	$381,413
Individually evaluated for impairment	-	467	-	-	-	467
Total loans before allowance for loan losses	$167,512	$119,879	$79,157	$14,779	$553	$381,880

Total loans at March 31, 2017 were net of deferred loan costs of $208,000 and at September 30, 2016 were net of deferred loan costs of $150,000.

The segments of the Bank’s loan portfolio are disaggregated to a level that allows management to monitor risk and performance. Real estate loans are disaggregated into three segments which include one-to-four family residential (including residential construction loans), commercial real estate (which are primarily first liens) and home equity loans and lines of credit (which are generally second liens). The commercial loan segment consists of loans made for the purpose of financing the activities of commercial customers. Other loans consist of automobile loans, consumer loans and loans secured by savings accounts. The portfolio segments utilized in the calculation of the allowance for loan losses are disaggregated at the same level that management uses to monitor risk in the portfolio. Therefore the portfolio segments and classes of loans are the same.

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

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

March 31, 2017

(7)	Loans Receivable and Related Allowance for Loan Losses (Continued)

The evaluation of the need and amount of a specific allocation of the allowance and whether a loan can be removed from impairment status is made on a quarterly basis. The Company’s policy for recognizing interest income on impaired loans does not differ from its overall policy for interest recognition.

Consistent with accounting and regulatory guidance, the Company recognizes a TDR when the Bank, for economic or legal reasons related to a borrower's financial difficulties, grants a concession to the borrower that would not normally be considered. Regardless of the form of concession granted, the Company's objective in offering a TDR is to increase the probability of repayment of the borrower's loan. To be considered a TDR, the borrower must be experiencing financial difficulties and the Company, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that would not otherwise be considered. The Company did not modify any loans as TDRs during the three or six month periods ended March 31, 2017 or 2016 nor did it have any TDRs within the preceding year where a concession had been made that then defaulted during the three or six month periods ending March 31, 2017 or 2016.

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary at March 31, 2017 and September 30, 2016 (dollars in thousands):

	Impaired Loans With Allowance		Impaired Loans Without Allowance	Total Impaired Loans
	Recorded	Related	Recorded	Recorded	Unpaid Principal
	Investment	Allowance	Investment	Investment	Balance
March 31, 2017:
Commercial real estate	$-	$-	$427	$427	$427
Total impaired loans	$-	$-	$427	$427	$427

September 30, 2016:
Commercial real estate	$-	$-	$467	$467	$467
Total impaired loans	$-	$-	$467	$467	$467

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated (dollars in thousands):

	Three months ended March 31,		Six months ended March 31,
	2017	2016	2017	2016
Average investment in impaired loans:
Commercial real estate	$445	$790	$442	$730
Total impaired loans	$445	$790	$442	$730

There was no interest income recognized on impaired loans for the three and six months ended March 31, 2017 and 2016, respectively.

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

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

March 31, 2017

(7)	Loans Receivable and Related Allowance for Loan Losses (Continued)

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass and the criticized categories of special mention, substandard and doubtful within the internal risk rating system as of March 31, 2017 and September 30, 2016 (dollars in thousands):

		Special
	Pass	Mention	Substandard	Doubtful	Total
March 31, 2017:
Real estate loans:
One-to-four-family residential and construction	$180,129	$-	$503	$-	$180,632
Commercial real estate	114,070	-	427	-	$114,497
Home equity loans and lines of credit	76,513	-	133	-	$76,646
Commercial loans	19,515	-	-	-	$19,515
Other loans	414	-	-	-	$414
Total	$390,641	$-	$1,063	$-	$391,704

September 30, 2016:
Real estate loans:
One-to-four-family residential and construction	$166,996	$-	$516	$-	$167,512
Commercial real estate	119,412	-	467	-	119,879
Home equity loans and lines of credit	79,084	-	73	-	79,157
Commercial loans	14,779	-	-	-	14,779
Other loans	553	-	-	-	553
Total	$380,824	$-	$1,056	$-	$381,880

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

March 31, 2017

(7)	Loans Receivable and Related Allowance for Loan Losses (Continued)

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. At March 31, 2017 and September 30, 2016, there were no loans on non-accrual status that were less than 90 days past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of March 31, 2017 and September 30, 2016 (dollars in thousands):

		30-59 Days	60-89 Days	Non-Accrual	90 Days Past	Total
	Current	Past Due	Past Due	(90 Days+)	Due & Accruing	Loans
March 31, 2017:
Real estate loans:
One-to-four-family residential and construction	$179,564	$471	$94	$503	$-	$180,632
Commercial real estate	114,148	67	182	100	-	114,497
Home equity loans and lines of credit	76,291	201	21	133	-	76,646
Commercial loans	19,515	-	-	-	-	19,515
Other loans	412	2	-	-	-	414
Total	$389,930	$741	$297	$736	$-	$391,704

September 30, 2016:
Real estate loans:
One-to-four-family residential and construction	$166,136	$566	$294	$516	$-	$167,512
Commercial real estate	119,638	80	61	100	-	119,879
Home equity loans and lines of credit	78,888	115	81	73	-	79,157
Commercial loans	14,779	-	-	-	-	14,779
Other loans	550	3	-	-	-	553
Total	$379,991	$764	$436	$689	$-	$381,880

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

March 31, 2017

(7)	Loans Receivable and Related Allowance for Loan Losses (Continued)

The following tables summarize the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2017 and September 30, 2016. Activity in the allowance is presented for the three and six months ended March 31, 2017 and 2016 (dollars in thousands):

	Real Estate Loans
	One-to-four-		Home
	family	Commercial	Equity Loans
	Residential and	Real	and Lines		Other
	Construction	Estate	of Credit	Commercial	Loans	Total
Three Months Ended:
Balance at December 31, 2016	$1,280	$1,787	$547	$211	$12	$3,837
Charge-offs	(41)	-	-	(1)	(18)	(60)
Recoveries	-	-	-	-	-	-
Provision	60	(100)	(15)	45	10	-
Balance at March 31, 2017	$1,299	$1,687	$532	$255	$4	$3,777

Balance at December 31, 2015	$1,076	$1,868	$457	$407	$3	$3,811
Charge-offs	-	-	-	(17)	(3)	(20)
Recoveries	-	1	3	1	2	7
Provision	-	-	-	-	-	-
Balance at March 31, 2016	$1,076	$1,869	$460	$391	$2	$3,798

Six Months Ended:
Balance at September 30, 2016	$1,250	$1,786	$547	$211	$6	$3,800
Charge-offs	(41)	-	-	(1)	(22)	(64)
Recoveries	-	1	-	-	-	1
Provision	90	(100)	(15)	45	20	40
Balance at March 31, 2017	$1,299	$1,687	$532	$255	$4	$3,777

Balance at September 30, 2015	$1,122	$1,867	$457	$411	$22	$3,879
Charge-offs	(46)	-	(4)	(21)	(22)	(93)
Recoveries	-	2	7	1	2	12
Provision	-	-	-	-	-	-
Balance at March 31, 2016	$1,076	$1,869	$460	$391	$2	$3,798

	Real Estate Loans
	One-to-four-		Home
	family	Commercial	Equity Loans
	Residential and	Real	and Lines		Other
	Construction	Estate	of Credit	Commercial	Loans	Total
Evaluated for Impairment:
Individually	$-	$-	$-	$-	$-	$-
Collectively	1,299	1,687	532	255	4	3,777
Balance at March 31, 2017	$1,299	$1,687	$532	$255	$4	$3,777

Evaluated for Impairment:
Individually	$-	$-	$-	$-	$-	$-
Collectively	1,250	1,786	547	211	6	3,800
Balance at September 30, 2016	$1,250	$1,786	$547	$211	$6	$3,800

The ALL is based on estimates and actual losses will vary from current estimates. Management believes that the granularity of the homogeneous pools and the related historical loss ratios and other qualitative factors, as well as the consistency in the application of assumptions, result in an ALL that is representative of the risk found in the components of the loan portfolio at any given date.

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

March 31, 2017

(8)	Foreclosed Assets Held For Sale

Foreclosed assets acquired in the settlement of loans are carried at fair value less estimated costs to sell and are included in other assets on the Consolidated Balance Sheet. As of March 31, 2017 and September 30, 2016, a total of $102,000 and $281,000 respectively, of foreclosed assets were included in other assets. As of March 31, 2017, included within the foreclosed assets is $72,000 of residential property acquired upon foreclosure of consumer residential mortgages prior to the period end and $30,000 of commercial property acquired upon foreclosure of a commercial mortgage prior to the period end. As of March 31, 2017, the Company had initiated formal foreclosure procedures on $56,000 of consumer residential mortgages.

(9)	Stock Based Compensation

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

On July 25, 2012, certain directors and officers of the Company were awarded an aggregate of 278,075 options to purchase shares of common stock and 111,300 restricted shares of common stock. The awards vest over five years at the rate of 20% per year and the stock options have a ten year contractual life from the date of grant. The Company recognizes expense associated with the awards over the five year vesting period. Remaining shares available to be issued under the stock option and restricted stock plans are 69,742 and 27,826, respectively.

The Company’s common stock closed at $16.50 per share on July 25, 2012, which is the exercise price of the options granted on that date. The estimated fair value of the stock options was $423,000, before the impact of income taxes. The per share weighted-average fair value of stock options granted with an exercise price equal to the market value on July 25, 2012 was $1.52 using the following Black-Scholes option pricing model assumptions: expected life of 7.5 years, expected dividend rate of 1.13%, risk-free interest rate of 1.10% and an expected volatility of 9.5% based on historical results of the stock prices of a bank peer group. Compensation expense on the options was $39,000, with a related tax benefit recorded of $4,000 for the six months ended March 31, 2017. As of March 31, 2017, there was $31,000 of total unrecognized compensation cost related to non-vested options which is expected to be recognized ratably over the weighted average remaining service period of 4 months.

The following table summarizes transactions regarding the options under the Plan:

	Options	Weighted Average Exercise Price
Outstanding at September 30, 2016	278,075	$16.50
Granted	-	-
Exercised	(30,060)	16.50
Forfeited	(6,000)	16.50
Outstanding at March 31, 2017	242,015	$16.50
Exercisable at March 31, 2017	193,612	16.50

On July 25, 2012, the date of grant, the fair value of the restricted stock awards was approximately $1.8 million, before the impact of income taxes. Compensation expense on the grants was $183,000, with a related tax benefit recorded of $62,000 for the six months ended March 31, 2017. As of March 31, 2017, there was $105,000 of total unrecognized compensation cost related to non-vested grants which is expected to be recognized ratably over the weighted average remaining service period of 4 months. At March 31, 2017, future compensation related to the grants is expected to be $105,000 in 2017.

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

March 31, 2017

(9)	Stock Based Compensation (continued)

The following table summarizes transactions regarding restricted stock under the Plan:

	Number of Restricted Shares	Weighted Average Grant Date Price Per Share
Non-vested shares at September 30, 2016	22,260	$16.50
Granted	-	-
Vested	-	-
Forfeited	(2,400)	16.50
Non-vested shares at March 31, 2017	19,860	$16.50

(10)	Employee Stock Ownership Plan

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

Compensation expense is equal to the fair value of the shares committed to be released and unallocated ESOP shares are excluded from outstanding shares for purposes of computing earnings per share. Compensation expense related to the ESOP of $181,000 and $184,000 was recognized during the six months ended March 31, 2017 and 2016, respectively. Dividends on unallocated shares are not treated as ordinary dividends and are instead used to repay the ESOP loan and recorded as compensation expense.

As of March 31, 2017, the ESOP held a total of 268,455 shares of the Company’s stock, and there were 187,912 unallocated shares. The fair market value of the unallocated ESOP shares was $5.0 million at March 31, 2017.

(11)	Pension Information

The Company sponsors a pension plan which is a noncontributory defined benefit retirement plan. Effective August 1, 2005, the annual benefit provided to employees under this defined benefit pension plan was frozen by Standard Bank. Freezing the plan eliminated all future benefit accruals; however, the accrued benefit as of August 1, 2005 remained.

Net periodic pension benefit was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016

Service cost	$-	$-	$-	$-
Interest cost	(72)	(38)	(72)	(76)
Expected return on plan assets	80	37	80	74
Settlement obligation	(105)	-	(105)	-
Other components	(46)	-	(46)	-
Net periodic pension benefit	$(143)	$(1)	$(143)	$(2)

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

March 31, 2017

(12)	Fair Value of Assets and Liabilities

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

On a quarterly basis, management reviews the pricing information received from the Company’s third-party pricing service.  This review process includes a comparison to non-binding third-party broker quotes, as well as a review of market-related conditions impacting the information provided by the Company’s third-party pricing service.  Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume or frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs.  As of March 31, 2017 and September 30, 2016, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.  On a quarterly basis, management also reviews a sample of securities priced by the Company’s third-party pricing service to review significant assumptions and valuation methodologies used.  Based on this review, management determines whether the current placement of the security in the fair value hierarchy is appropriate or whether transfers may be warranted.

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

March 31, 2017

(12)	Fair Value of Assets and Liabilities (continued)

The following table presents the assets measured at fair value on a recurring basis as of March 31, 2017 and September 30, 2016 by level within the fair value hierarchy (dollars in thousands):

	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	or Liabilities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
March 31, 2017:
Investment securities available for sale:
U.S. government and agency obligations	$-	$8,929	$-	$8,929
Corporate bonds	-	2,525	-	2,525
Municipal obligations	-	27,498	-	27,498
Equity securities	2,075	-	-	2,075
Total investment securities available for sale	2,075	38,952	-	41,027
Mortgage-backed securities available for sale	-	16,672	-	16,672

Total recurring fair value measurements	$2,075	$55,624	$-	$57,699

September 30, 2016:
Investment securities available for sale:
U.S. government and agency obligations	$-	$10,027	$-	$10,027
Corporate bonds	-	2,534	-	2,534
Municipal obligations	-	29,545	-	29,545
Equity securities	2,144	-	-	2,144
Total investment securities available for sale	2,144	42,106	-	44,250
Mortgage-backed securities available for sale	-	19,653	-	19,653

Total recurring fair value measurements	$2,144	$61,759	$-	$63,903

The following table presents the assets measured at fair value on a nonrecurring basis as of March 31, 2017 and September 30, 2016 by level within the fair value hierarchy (dollars in thousands):

	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	or Liabilities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
March 31, 2017:
Foreclosed real estate	$-	$-	$102	$102
Impaired loans	-	-	427	427
Total nonrecurring fair value measurements	$-	$-	$529	$529

September 30, 2016:
Foreclosed real estate	$-	$-	$281	$281
Impaired loans	-	-	467	467
Total nonrecurring fair value measurements	$-	$-	$748	$748

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

March 31, 2017

(12)	Fair Value of Assets and Liabilities (Continued)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Company uses level 3 inputs to determine fair value (dollars in thousands):

			Quantitative Information about Level 3 Fair Value Measurements
			Valuation	Unobservable	Range
	March 31, 2017	September 30, 2016	Techniques	Input	(Weighted Average)
Foreclosed real estate	$102	$281	Appraisal of collateral(1)	Appraisal adjustments(2) Liquidation expenses(2)	0% to 40% (19%) 0% to 10% (8%)

Impaired loans	$427	$467	Fair value of collateral(1), (3)	Appraisal adjustments(2) Liquidation expenses(2)	0% to 20% (20%) 0% to 10% (6%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.

(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

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

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

March 31, 2017

(12)	Fair Value of Assets and Liabilities (Continued)

The following table presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2017 and September 30, 2016 (dollars in thousands):

			Fair Value Measurements
			Quoted Prices in	Significant
			Active Markets for	Other	Significant
		Total	Identical Assets	Observable	Unobservable
	Carrying	Fair	or Liabilities	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2017:
Financial Instruments - Assets:
Cash on hand and due from banks	$1,802	1,802	1,802	$-	$-
Interest-earning deposits in other institutions	10,954	10,954	10,954	-	-
Certificate of deposit	500	500	500	-	-
Investment securities	41,027	41,027	2,075	38,952	-
Mortgage-backed securities	16,672	16,672	-	16,672	-
Federal Home Loan Bank stock	2,997	2,997	2,997	-	-
Loans receivable	387,927	392,552	-	-	392,552
Loans held for sale	-	-	-	-	-
Bank-owned life insurance	15,139	15,139	15,139	-	-
Accrued interest receivable	1,165	1,165	1,165		-
Financial Instruments - Liabilities:					-
Demand, savings and club accounts	227,360	227,360	227,360	-	-
Certificate deposit accounts	142,265	142,518	-	-	142,518
Federal Home Loan Bank advances	44,101	44,115	-	-	44,115
Securities sold under agreements to repurchase	2,525	2,525	2,525	-	-
Accrued interest payable	202	202	202	-	-

September 30, 2016:
Financial Instruments - Assets:
Cash on hand and due from banks	$1,786	$1,786	$1,786	$-	$-
Interest-earning deposits in other institutions	16,375	16,375	16,375	-	-
Certificate of deposit	500	500	500	-	-
Investment securities	44,250	44,250	2,144	42,106	-
Mortgage-backed securities	19,653	19,653	-	19,653	-
Federal Home Loan Bank stock	3,161	3,161	3,161	-	-
Loans receivable	378,080	384,161	-	-	384,161
Loans held for sale	234	238	238	-	-
Bank-owned life insurance	14,946	14,946	14,946	-	-
Accrued interest receivable	1,098	1,098	1,098		-
Financial Instruments - Liabilities:					-
Demand, savings and club accounts	231,378	231,378	231,378	-	-
Certificate deposit accounts	137,256	140,728	-	-	140,728
Federal Home Loan Bank advances	48,856	49,843	-	-	49,843
Securities sold under agreements to repurchase	1,964	1,964	1,964	-	-
Accrued interest payable	194	194	194	-	-

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

March 31, 2017

(13)	Accumulated Other Comprehensive Income

The following tables present the significant amounts reclassified out of accumulated other comprehensive income (loss) and the changes in accumulated other comprehensive income (loss) by component for the three and six months ended March 31, 2017 and 2016:

	Unrealized Gains on	Unrecognized
	Available for Sale	Pension
	Securities	Costs	Total
Balance as of December 31, 2016	$(31)	$(745)	$(776)

Other comprehensive loss before reclassification	184	-	184
Amount reclassified from accumulated other comprehensive income (loss)	43	125	168
Total other comprehensive income (loss)	227	125	352

Balance as of March 31, 2017	$196	$(620)	$(424)

Balance as of September 30, 2016	$881	$(745)	$136

Other comprehensive loss before reclassification	(706)	-	(706)
Amount reclassified from accumulated other comprehensive income (loss)	21	125	146
Total other comprehensive income (loss)	(685)	125	(560)

Balance as of March 31, 2017	$196	$(620)	$(424)

	Amount Reclassified
	from Accumulated	Affected Line on
	Other Comprehensive	the Consolidated
	Income	Statements of Income

Three months ended March 31, 2017:
Unrealized gains on available for sale securities	$(65)	Net securities gains
	22	Income tax expense
	$(43)	Net of tax

Amortization of defined benefit items:
Actuarial gains	$(46)	Compensation and employee benefits
Distribution settlement	(144)	Compensation and employee benefits
	65	Income tax expense
	$(125)	Net of tax
Total reclassification for the period	$(168)	Net income

Six months ended March 31, 2017:
Unrealized gains on available for sale securities	$(32)	Net securities gains
	11	Income tax expense
	$(21)	Net of tax

Amortization of defined benefit items:
Actuarial gains	$(46)	Compensation and employee benefits
Distribution settlement	(144)	Compensation and employee benefits
	65	Income tax expense
	$(125)	Net of tax
Total reclassification for the period	$(146)	Net income

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

March 31, 2017

	Unrealized Gains on	Unrecognized
	Available for Sale	Pension
	Securities	Costs	Total
Balance as of December 31, 2015	$705	$(583)	$122

Other comprehensive loss before reclassification	100	-	100
Amount reclassified from accumulated other comprehensive income (loss)	(55)	-	(55)
Total other comprehensive income (loss)	45	-	45

Balance as of March 31, 2016	$750	$(583)	$167

Balance as of September 30, 2015	$760	$(583)	$177

Other comprehensive loss before reclassification	43	-	43
Amount reclassified from accumulated other comprehensive income (loss)	(53)	-	(53)
Total other comprehensive income (loss)	(10)	-	(10)

Balance as of March 31, 2016	$750	$(583)	$167

Amount Reclassified
	from Accumulated	Affected Line on
	Other Comprehensive	the Consolidated
	Income	Statements of Income

Three months ended March 31, 2016
Unrealized gains on available for sale securities	$83	Net securities gains
	(28)	Income tax expense
	$55	Net of tax

Amortization of defined benefit items:
Actuarial gains	$-	Compensation and employee benefits
Distribution settlement	-	Compensation and employee benefits
	-	Income tax expense
	$-	Net of tax
Total reclassification for the period	$55	Net income

Six months ended March 31, 2016
Unrealized gains on available for sale securities	$81	Net securities gains
	(28)	Income tax expense
	$53	Net of tax

Amortization of defined benefit items:
Actuarial gains	$-	Compensation and employee benefits
Distribution settlement	-	Compensation and employee benefits
	-	Income tax expense
	$-	Net of tax
Total reclassification for the period	$53	Net income

STANDARD FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

March 31, 2017

(14)	Subsequent Event

On August 29, 2016, Standard Financial Corp. and Allegheny Valley Bancorp, Inc. entered into an Agreement and Plan of Merger, which contemplated that Allegheny Valley would merge with and into Standard Financial Corp., with Standard Financial Corp. as the surviving entity to be known as “Standard AVB Financial Corp.” On April 7, 2017, Allegheny Valley merged with and into Standard Financial Corp. Accordingly, the Company is now referred to as “Standard AVB Financial Corp.”

Under the terms of the Merger Agreement, each outstanding share of Allegheny Valley Bancorp common stock was converted into the right to receive 2.083 shares of Standard AVB Financial common stock and cash in lieu of fractional shares (the “Merger Consideration”). As of the closing date, there were 1,040,923 outstanding shares of Allegheny Valley Bancorp common stock and resulted in a total of 2,168,097 shares of Standard AVB Financial common stock issued for exchange, subject to adjustment for fractional shares. Cash for any fractional shares of Standard AVB Financial common stock was based on $26.60 for each whole share, based on the average closing price of Standard AVB Financial common stock for the five trading days immediately preceding the merger date. In addition, each option to purchase Allegheny Valley Bancorp common stock was converted into an option to Standard AVB Financial common stock at the same terms and conditions as were applicable prior to the Holding Company merger, except that the number of shares of Standard AVB Financial common stock issuable upon exercise of a converted option will be adjusted by multiplying the number of shares of Allegheny Valley Bancorp common stock subject to the Allegheny Valley Bancorp stock option by 2.083 and the exercise price per share of a converted option will be adjusted by dividing the exercise price per share of the Allegheny Valley Bancorp option by 2.083. Additionally, at the consummation of the Holding Company Merger, each Allegheny Valley Bancorp restricted stock award became fully vested and was converted into the right to receive the Merger Consideration.

Management is still in the process of determining the fair value adjustments that will be applied as part of the business combination accounting.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides further detail to the financial condition and results of operations of the Company. The section should be read in conjunction with the notes and unaudited consolidated financial statements presented elsewhere in this report.

The Company’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of March 31, 2017 have remained unchanged from the disclosures presented in the Company’s audited financial statements for the year ended September 30, 2016 contained in the Company’s definitive prospectus dated February 1, 2017 (the “Prospectus”) as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on February 3, 2017.

Standard Financial Corp. is a Maryland corporation that provides a wide array of retail and commercial financial products and services to individuals, families and businesses through ten banking offices located in the Pennsylvania counties of Allegheny, Westmoreland and Bedford and Allegany County, Maryland through its wholly-owned subsidiary Standard Bank.

Comparison of Financial Condition at March 31, 2017 and September 30, 2016

General. The Company’s total assets decreased $2.7 million, or 0.54%, to $492.6 million at March 31, 2017 from $495.2 million at September 30, 2016. The decrease was due primarily to a $5.4 million decrease in cash and cash equivalents, a $3.2 million decrease in investment securities available for sale and a $3.0 million decrease in mortgage-backed securities, offset by a $9.8 million increase in net loans receivable. Total liabilities decreased $3.6 million, or 0.85%, to $418.6 million at March 31, 2017 from $422.2 million at September 30, 2016 due to a $4.8 million decrease in Federal Home Loan Bank advances, partially offset by a $1.0 million increase in deposits.

Cash and Cash Equivalents. Cash and cash equivalents decreased $5.4 million, or 29.8%, to $12.8 million at March 31, 2017 from $18.2 million at September 30, 2016 due mainly to the use of cash to fund net loan growth.

Loans. At March 31, 2017, net loans were $387.9 million, or 78.8% of total assets compared to $378.1 million, or 76.3% of total assets at September 30, 2016. The $9.8 million, or 2.6%, increase in total loans was primarily due to increases in 1-4 family residential and construction loans of $13.1 million and commercial loans of $4.7 million, offset by decreases in commercial real estate loans of $5.4 million and home equity and lines of credit of $2.5 million.

Investment Securities. Investment securities available for sale decreased $3.2 million to $41.0 million at March 31, 2017 from $44.2 million at September 30, 2016. The decrease primarily resulted from calls and maturities of municipals and government agency bonds totaling $2.9 million. In addition, sales of investment securities were $394,000 during the six months ended March 31, 2017.

Mortgage-Backed Securities. The Company’s mortgage-backed securities available for sale decreased $3.0 million to $16.7 million at March 31, 2017 from $19.7 million at September 30, 2016, primarily due to mainly to repayments of mortgage-backed securities during the six month period.

Deposits. The Company accepts deposits primarily from the areas in which our offices are located. Standard has consistently focused on building broader customer relationships and targeting small business customers to increase our core deposits. We also rely on our customer service to attract and retain deposits. Standard offers a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of savings accounts, certificates of deposit, money market accounts, commercial and regular checking accounts and individual retirement accounts. Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market interest rates, liquidity requirements and our deposit growth goals. The Company does not accept brokered deposits.

Deposits increased $1.0 million, or 0.27%, to $369.6 million at March 31, 2017 from $368.6 million at September 30, 2016. The increase resulted primarily from a $5.0 million, or 3.7%, increase in certificate of deposit accounts, partially offset by a $4.0 million, or 1.7%, decrease in demand and savings accounts during the six months ended March 31, 2017. The increase in certificate of deposit accounts was due primarily to deposit inflows into our three-year flexible rate product. As interest rates have increased, customer demand has shifted to longer-term certificates of deposit.

Borrowings. Our borrowings consist of advances from the Federal Home Loan Bank of Pittsburgh and funds borrowed under repurchase agreements. Total borrowings decreased $4.2 million, or 8.3%, to $46.6 million at March 31, 2017 from $50.8 million at September 30, 2016. The decrease was due primarily to repayment of maturing Federal Home Loan Bank advances of $4.8 million.

Stockholders’ Equity. Stockholders’ equity increased $933,000 or 1.3%, to $73.9 million at March 31, 2017 from $73.0 million at September 30, 2016. The increase was due primarily to net income of $1.1 million for the six months ended March 31, 2017 and the exercise of stock options valued at $496,000, partially offset by dividends paid as of the six months ended March 31, 2017 of $528,000.

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

	For the Three Months Ended March 31,
	2017			2016
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$390,257	$3,766	3.86%	$360,302	$3,607	4.00%
Investment and mortgage-backed securities	58,838	341	2.32%	63,311	389	2.46%
Interest earning deposits	4,376	9	0.82%	14,635	10	0.27%
Total interest-earning assets	453,471	4,116	3.63%	438,248	4,006	3.66%
Noninterest-earning assets	34,831			35,139
Total assets	$488,302			$473,387
Interest-bearing liabilities:
Savings accounts	$102,814	37	0.14%	$103,416	36	0.14%
Certificates of deposit	139,624	583	1.67%	128,619	575	1.79%
Money market accounts	24,892	23	0.37%	15,277	7	0.18%
Demand and NOW accounts	72,911	23	0.13%	69,704	21	0.12%
Total deposits	340,241	666	0.78%	317,016	639	0.81%
Federal Home Loan Bank advances	46,883	193	1.65%	59,615	221	1.48%
Securities sold under agreements to repurchase	2,373	1	0.17%	2,146	1	0.19%
Total interest-bearing liabilities	389,497	860	0.88%	378,777	861	0.91%
Noninterest-bearing deposits	22,591			18,934
Noninterest-bearing liabilities	2,729			2,464
Total liabilities	414,817			400,175
Stockholders' equity	73,485			73,212
Total liabilities and stockholders' equity	$488,302			$473,387

Net interest income		$3,256			$3,145
Net interest rate spread(1)			2.75%			2.75%
Net interest-earning assets(2)	$63,974			$59,471
Net interest margin(3)			2.87%			2.87%
Average interest-earning assets to interest- bearing liabilities	116.42%			115.70%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Six Months Ended March 31,
	2017			2016
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$386,221	$7,492	3.88%	$357,539	$7,159	4.00%
Investment and mortgage-backed securities	60,621	702	2.32%	66,249	842	2.54%
Interest earning deposits	6,778	19	0.56%	10,556	11	0.21%
Total interest-earning assets	453,620	8,213	3.62%	434,344	8,012	3.69%
Noninterest-earning assets	36,022			34,930
Total assets	$489,642			$469,274
Interest-bearing liabilities:
Savings accounts	$102,155	73	0.14%	$104,111	73	0.14%
Certificates of deposit	138,743	1,175	1.69%	126,273	1,143	1.81%
Money market accounts	26,379	47	0.36%	12,092	9	0.15%
Demand and NOW accounts	74,305	48	0.13%	67,878	41	0.12%
Total deposits	341,582	1,343	0.79%	310,354	1,266	0.82%
Federal Home Loan Bank advances	47,586	394	1.66%	59,147	425	1.44%
Securities sold under agreements to repurchase	2,161	2	0.19%	1,901	2	0.21%
Total interest-bearing liabilities	391,329	1,739	0.89%	371,402	1,693	0.91%
Noninterest-bearing deposits	22,388			20,937
Noninterest-bearing liabilities	2,664			2,900
Total liabilities	416,381			395,239
Stockholders' equity	73,261			74,035
Total liabilities and stockholders' equity	$489,642			$469,274

Net interest income		$6,474			$6,319
Net interest rate spread(1)			2.73%			2.78%
Net interest-earning assets(2)	$62,291			$62,942
Net interest margin(3)			2.85%			2.91%
Average interest-earning assets to interest- bearing liabilities	115.92%			116.95%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended March 31, 2017 and 2016

General. Net income for the quarter ended March 31, 2017 was $563,000 compared to $902,000 for the quarter ended March 31, 2016, a decrease of $339,000, or 37.6%. The decrease was primarily due to merger related expenses of $252,000 and higher noninterest expenses of $172,000, or 6.7% and lower noninterest income of $160,000 or 22.4%. Partially offsetting these items were higher net interest income of $111,000 and lower income tax expense of $134,000, or 33.0%.

Net Interest Income. Net interest income for the quarter ended March 31, 2017 was $3.3 million compared to $3.1 million for the quarter ended March 31, 2016. Our net interest rate spread and net interest margin were 2.75% and 2.87%, respectively for the three months ended March 31, 2017 and 2016, respectively. The decrease in the yield on interest-earning assets was offset by a decline in the cost of interest-bearing liabilities.

Interest and Dividend Income. Total interest and dividend income increased by $110,000, or 2.8%, to $4.1 million for the three months ended March 31, 2017 compared to the same period in the prior year. The increase was due to an increase in the average balance of interest earning assets, partially offset by a decline in the average yield on interest-earning assets. Average interest-earning assets increased to $453.5 million for the three months ended March 31, 2017 from $438.2 million for the same period in 2016. The average yield on interest-earning assets decreased to 3.63% for the three months ended March 31, 2017 from 3.66% for the same period in the prior year.

Interest income on loans increased $159,000, or 4.4%, to $3.8 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The average yield on loans receivable decreased to 3.86% for the three months ended March 31, 2017 from 4.00% for the same period in the prior year. The decrease in average yield was primarily attributable to the origination of new loans in a generally lower interest rate environment and repayment/refinance of higher rate loans. Average loans receivable increased by $30.0 million, or 8.3%, to $390.3 million for the three months ended March 31, 2017 from $360.3 million for the same period in the prior year due mainly to an increase in originations of one-to-four family residential and commercial real estate loans.

Interest income on investment and mortgage-backed securities decreased by $48,000, or 12.3%, to $341,000 for the three months ended March 31, 2017 from $389,000 for the same period in the prior year. The decrease was due to a decline in the average balance of investment and mortgage backed securities of $4.5 million or 7.1% to $58.8 million for the three months ended March 31, 2017 compared to the prior period due to calls and maturities of municipals and government agency bonds. In addition, the average yield earned on investments and mortgage-backed securities declined to 2.32% for the three months ended March 31, 2017 from 2.46% for the same period in the prior year.

Interest Expense. Total interest expense decreased by $1,000, or 0.12%, to $860,000 for the three months ended March 31, 2017 from $861,000 for the same period in the prior year. This decrease in interest expense was due to a decrease in the average cost of interest-bearing liabilities to 0.88% for the three months ended March 31, 2017 from 0.91% for the same prior year period, offset by an increase in the average balance of interest-bearing liabilities of $10.7 million, or 2.8%, to $389.5 million for the three months ended March 31, 2017 from $378.8 million for the same period in the prior year.

Interest expense on deposits increased by $27,000, or 4.2%, to $666,000 for the three months ended March 31, 2017 from $639,000 for the same period in the prior year. The average balance of deposits increased $23.2 million or 7.3% for the six months ended March, 31, 2017, compared to the prior period. The increase is due to net inflows in certificates of deposits as customer preferences from short-term deposits to longer term certificates shifted, and an increase in money market accounts due to a deposit relationship established with the Commonwealth of Pennsylvania. The average cost of deposits declined from 0.81% for the three months ended March 31, 2016 to 0.78% for the three months ended March 31, 2017, due primarily to higher yielding, maturing certificates of deposit being replaced by lower yielding certificate products.

Interest expense on Federal Home Loan Bank advances decreased $28,000, or 12.7%, to $193,000 for the three months ended March 31, 2017 from $221,000 for the same period in the prior year. The average balance of advances decreased $12.7 million, or 21.4%, to $46.9 million for the three months ended March 31, 2017 compared to the same period in the prior year due to repayment of maturing advances. The average cost of advances increased to 1.65% for the quarter ended March 31, 2017 from 1.48% for the quarter ended March 31, 2016 lower rate advances matured and were repaid.

Provision for Loan Losses. No provision for loan losses were recorded for the three months ended March 31, 2017 and 2016, respectively. Non-performing loans at March 31, 2017 were $1.1 million or 0.27% of total loans, $1.1 million or 0.28% of total loans at September 30, 2016 and $1.5 million or 0.43% of total loans at March 31, 2016. The allowance for loan losses to non-performing loans was 355.3% at March 31, 2017 compared to 245.7% at March 31, 2016. In management’s judgment, the allowance for loan losses is at a sufficient level that reflects the losses inherent in our loan portfolio relative to loan mix, economic conditions and historical loss experience. See “Non-Performing and Problem Assets” for additional information.

Noninterest Income. Noninterest income decreased $160,000, or 22.4%, to $555,000 for the three months ended March 31, 2017 from $715,000 for the same period in 2016. The decrease was due mainly to lower net gains on sales of securities.

Noninterest Expenses. Noninterest expenses increased by $424,000, or 16.6%, to $3.0 million for the three months ended March 31, 2017 compared to the same period in the prior year. The increase was due primarily to merger-related expenses of $252,000. In addition, compensation and employee benefits increased $98,000 for the quarter ended March 31, 2017 compared to the same period in the prior year due primarily to settlement of distributions from the frozen defined benefit pension plan. Other operating expenses increased $62,000 for the quarter ended March 31, 2017 compared to the same period due to a $35,000 deductible paid on an insurance claim and general cost increases.

Income Tax Expense. The Company recorded a provision for income tax of $272,000 for the three months ended March 31, 2017 compared to $406,000 for the three months ended March 31, 2016. The effective tax rate was 32.6% for the three months ended March 31, 2017 and 31.0% for the three months ended March 31, 2016. The decrease in income tax expense was due primarily to the lower level of taxable income. The increase in the effective tax rate is due to a lower level of nontaxable income and certain nondeductible merger expenses.

Comparison of Operating Results for the Six Months Ended March 31, 2017 and 2016

General. Net income for the six months ended March 31, 2017 was $1.1 million compared to $1.8 million for the six months ended March 31, 2016, a decrease of $645,000, or 36.5%. The decrease was primarily due to merger-related expenses of $559,000 and higher noninterest expenses of $201,000, or 3.9% and lower noninterest income of $112,000 or 8.2%. Partially offsetting these items were higher net interest income of $155,000 or 2.5% and lower income tax expense of $112,000, or 14.40%.

Net Interest Income. Net interest income for the six months ended March 31, 2017 was $6.5 million compared to $6.3 million for the six months ended March 31, 2016. The increase is due primarily to an increase in the average balance of interest earning assets. Our net interest rate spread and net interest margin were 2.73% and 2.85%, respectively for the six months ended March 31, 2017 compared to 2.78% and 2.91% for the same period in the prior year. The decrease in the net interest rate spread was the result of the yield on interest-earning assets declining more rapidly than the cost of interest-bearing liabilities.

Interest and Dividend Income. Total interest and dividend income increased by $201,000, or 2.5%, to $8.2 million for the six months ended March 31, 2017 compared to the same period in the prior year. Average interest-earning assets increased to $453.6 million for the six months ended March 31, 2013 from $434.3 million for the same period in the prior year. The average yield on interest-earning assets decreased to 3.62% for the six months ended March 31, 2017 from 3.69% for the same period in the prior year.

Interest income on loans increased $333,000, or 4.7%, to $7.5 million for the six months ended March 31, 2017 compared to the same period in the prior year. The average balance of loans receivable increased $28.7 million or 8.0%, to $386.2 million for the six months ended March 31, 2017, from $357.5 million for the same period in the prior year due mainly to an increase in originations of one-to-four family residential and commercial real estate loans. The average yield on loans receivable decreased to 3.88% for the six months ended March 31, 2017 from 4.00% for the same period in the prior year. The decrease in average yield was primarily attributable to our variable rate loans adjusting downward as prime and short-term interest rates remained low as well as the origination of new loans in a generally lower interest rate environment and repayment/refinance of higher rate loans.

Interest income on investment and mortgage-backed securities decreased by $140,000, or 16.6%, to $702,000 for the six months ended March 31, 2017 from $842,000 for the same period in the prior year. This decrease was due in part to a decrease in the average yield earned on investments and mortgage-backed securities to 2.32% for the six months ended March 31, 2017 from 2.54% for the same period in the prior year due to calls and maturities of higher yielding municipal and government agency bonds. Additionally, the average balance of investment and mortgage-backed securities decreased by $5.6 million or 8.5%, to $60.6 million for the six months ended March 31, 2013 from $66.2 million for the same period in the prior year.

Interest Expense. Total interest expense increased by $46,000, or 2.7%, to $1.7 million for the six months ended March 31, 2017 compared to the same period in the prior year. The average balance of interest-bearing liabilities increased $19.9 million, or 5.4%, to $391.3 million for the six months ended March 31, 2017 from $371.4 million for the same period in the prior year. The average cost of interest-bearing liabilities decreased to 0.89% for the six months ended March 31, 2017 from 0.91% for the same prior year period.

Interest expense on deposits increased $77,000, or 6.1%, to $1.4 million for the six months ended March 31, 2017 from $1.3 million for the same period in the prior year. The average balance of deposits increased $31.2 million, or 10.0% to $341.6 million for the six months ended March, 31, 2017, compared to $310.4 million for the prior period. The increase is due to net inflows in certificates of deposits as customer preferences from short-term deposits to longer term certificates shifted, an increase in money market accounts due to a deposit relationship established with the Commonwealth of Pennsylvania and an increase in demand and NOW accounts. The average cost of deposits declined from 0.82% for the six months ended March 31, 2016 to 0.79% for the six months ended March 31, 2017, due primarily to higher yielding, maturing certificates of deposit being replaced by lower yielding certificate products.

Interest expense on Federal Home Loan Bank advances decreased $31,000, or 7.3%, to $394,000 for the six months ended March 31, 2017 from $425,000 for the same period in the prior year. The average balance of advances decreased $11.6 million, or 19.5%, to $47.6 million for the six months ended March 31, 2017 compared to $59.1 million for the prior period. The average cost of advances increased to 1.65% for the six months ended March 31, 2017 from 1.44% for the six months ended March 31, 2016 as lower rate advances matured and were repaid.

Provision for Loan Losses. A provision for loan losses of $40,000 was recorded for the six months ended March 31, 2017 compared to no provision for the same period in the prior year due in part to an increased balance of loans outstanding. Non-performing loans at March 31, 2017 were $1.1 million or 0.27% of total loans, $1.0 million or 0.28% of total loans at September 30, 2016 and $1.5 million or 0.43% of total loans at March 31, 2016. The provision that was recorded was sufficient, in management’s judgment, to bring the allowance for loan losses to a level that reflects the losses inherent in our loan portfolio relative to loan mix, economic conditions and historical loss experience. See “Non-Performing and Problem Assets” for additional information.

Noninterest Income. Noninterest income decreased $112,000, or 8.2%, to $1.3 million for the six months ended March 31, 2017 from $1.4 million for the same period in the prior year. The decrease was due mainly to lower net gains on sales securities of $113,000.

Noninterest Expenses. Noninterest expenses increased by $760,000, or 14.8%, to $5.9 million for the six months ended March 31, 2017 compared to the same period in the prior year. The increase was due primarily to merger related expenses of $559,000. In addition, compensation and employee benefits increased $25,000 for the six months ended March 31, 2017 compared to the same period in the prior year due primarily to settlement of distributions from the frozen defined benefit pension plan of $105,000, partially offset by lower compensation and employee benefit costs. Other operating expenses increased $161,000, or 23.0%, for the six months ended March 31, 2017 compared to the same period in the prior year. The primary reasons for the increase in other operating expenses were higher expenses relating to foreclosed real estate properties compared to the prior year, gains recognized on the final disposition of the real estate owned properties in the prior year period, and a $35,000 deductible paid on an insurance claim.

Income Tax Expense. The Company recorded a provision for income tax of $666,000 for the six months ended March 31, 2017 compared to $778,000 for the six months ended March 31, 2016. The effective tax rate was 37.2% for the six months ended March 31, 2017 and 30.6% for the six months ended March 31, 2016. The decrease in income tax expense was due primarily to the lower level of taxable income. The increase in the effective tax rate is due to a lower level of nontaxable income and certain nondeductible merger-expenses.

Non-Performing and Problem Assets

There were no loans in arrears 90 days or more and still accruing interest at March 31, 2017. Loans in arrears 90 days or more or in process of foreclosure (non-accrual loans) were as follows:

			Percentage of
	Number of Loans	Amount	Loans Receivable
	(Dollars in thousands)

March 31, 2017	9	$635	0.16%
September 30, 2016	13	689	0.18

At March 31, 2017 and September 30, 2016, the Company had impaired loans totaling $427,000 and $467,000, respectively. The largest impaired loan was a commercial real estate secured loan with a balance of $327,000 and $367,000 at March 31, 2017 and September 30, 2016, respectively. Although not over 90 days delinquent at March 31, 2017 and September 30, 2016, the loan was considered impaired based on the recent delinquency issues and an analysis of the borrower’s financial performance.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments and sales, advances from the Federal Home Loan Bank of Pittsburgh, repurchase agreements and maturities, principal repayments and the sale of available-for-sale securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee, under the direction of our Chief Financial Officer, is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. At March 31, 2017 the Company’s cash and cash equivalents amounted to $12.8 million. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2017.

Certificates of deposit due within one year of March 31, 2017 totaled $22.0 million, or 6.0% of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan and securities sales, repurchase agreements and Federal Home Loan Bank advances. Standard believes, however, based on historical experience and current market interest rates, it will retain upon maturity a large portion of its certificates of deposit with maturities of one year or less.The maximum borrowing capacity at the FHLB at March 31, 2017 was $214.3 million.

Our stockholder’s equity amounted to $73.9 million at March 31, 2017, an increase of $933,000 or 1.3% from $73.0 million at September 30, 2016. Contributing to the increase was net income of $1.1 million, amortization of stock awards and options under our stock compensation plans of $222,000 and common stock earned by participants in the employees stock ownership plan of $181,000. These increases were partially offset by an increase in other comprehensive loss of $560,000 and dividends paid of $528,000.

Current regulatory requirements specify that the Bank and similar institutions must maintain regulatory capital sufficient to meet tier leverage, common equity tier 1 capital, tier 1 risk-based and total risk-based capital ratios of at least 4.00%, 4.50%, 6.00% and 8.00%, respectively. At March 31, 2017, Standard Bank was in compliance with all regulatory capital requirements ratios of 13.00%, 20.04%, 20.04% and 21.27%, respectively, and was considered “well capitalized” under regulatory guidelines.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At March 31, 2017, Standard had $53.5 million in loan commitments outstanding, $25.4 million of which were for commercial real estate loans and $3.3 of which were for one- to four-family loans. In addition to commitments to originate loans, Standard had $14.3 million in unused lines of credit to borrowers and $4.4 million in undisbursed funds for construction loans in process. Certificates of deposit due within one year of March 31, 2017 totalled $22.0 million, or 6.0% of total deposits. If these deposits do not remain with Standard, Standard may be required to seek other sources of funds, including loan and securities sales, repurchase agreements and FHLB advances. Standard believes, however, based on historical experience and current market interest rates, it will retain upon maturity a large portion of its certificates of deposit with maturities of one year or less.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

ITEM 3.          Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

ITEM 4.          Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2017. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2017, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business. At March 31, 2017, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

Item 1A.	Risk Factors

In addition to the other information set forth in this quarterly report, you should carefully consider the factors discussed under the heading “Risk Factors” contained in the Joint Proxy Statement/Prospectus filed with the SEC on February 3, 2017. The Company’s evaluation of the risk factors applicable to it has not changed materially from those disclosed in the Joint Proxy Statement/Prospectus.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit
Number	Description

3.1	Articles of Incorporation of Standard AVB Financial Corp., as amended(1)

3.2	Bylaws of Standard AVB Financial Corp., as amended(2)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0	The following materials for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition, (ii) Statements of Income, (iii) Statements of Comprehensive Income, (iv) Statements of Changes in Stockholder’s Equity, (v) Statements of Cash Flows, and (vi) Notes to Financial Statements

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4, as amended (Commission File No. 333-215069).
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4, as amended (Commission File No. 333-215069).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD AVB FINANCIAL CORP.

Date: May 15, 2017	/s/ Timothy K. Zimmerman
Timothy K. Zimmerman
Chief Executive Officer

Date: May 15, 2017	/s/ Susan Parente
Susan Parente
Executive Vice President and Chief Financial Officer

