Form 10-Q
period 2017-06-30
Standard AVB Financial Corp.
filed 2017-08-14
CIK 1492915

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

YES   ☐          NO   ☒

4,781,323 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of August 9, 2017.

Standard AVB Financial Corp.

EXPLANATORY NOTE

On August 29, 2016, Standard Financial Corp. and Allegheny Valley Bancorp, Inc. (“Allegheny Valley”) entered into an Agreement and Plan of Merger, which contemplated that Allegheny Valley would merge with and into Standard Financial Corp., with Standard Financial Corp. as the surviving entity to be known as “Standard AVB Financial Corp.” (the “Company”). On April 7, 2017, Allegheny Valley merged with and into Standard Financial Corp. Accordingly, the Company is now referred to as “Standard AVB Financial Corp.” This Quarterly Report on Form 10-Q addresses the financial condition and operations of Standard AVB Financial Corp. at and as of June 30, 2017. The 2017 periods include the acquisition of Allegheny Valley, effective as of the close of business April 7, 2017.

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

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Standard AVB Financial Corp.

Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)

(Unaudited)

	June 30,	September 30,
	2017	2016
ASSETS
Cash on hand and due from banks	$6,814	$1,786
Interest-earning deposits in other institutions	13,420	16,375
Cash and Cash Equivalents	20,234	18,161

Investment securities available for sale, at fair value	83,153	44,250
Mortgage-backed securities available for sale, at fair value	62,835	19,653
Certificate of deposit	500	500
Federal Home Loan Bank stock, at cost	8,367	3,161
Loans receivable, net of allowance for loan losses of $3,965 and $3,800	733,413	378,080
Loans held for sale	816	234
Office properties and equipment, net	7,684	3,155
Bank-owned life insurance	21,763	14,946
Goodwill	25,985	8,769
Core deposit intangible	3,858	-
Accrued interest receivable and other assets	8,814	4,310

TOTAL ASSETS	$977,422	$495,219

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Demand, savings and club accounts	$496,508	$231,378
Certificate accounts	216,218	137,256

Total Deposits	712,726	368,634

Federal Home Loan Bank short-term borrowings	80,529	-
Federal Home Loan Bank advances	42,907	48,856
Securities sold under agreements to repurchase	2,529	1,964
Accrued interest payable and other liabilities	6,380	2,753

TOTAL LIABILITIES	845,071	422,207

Stockholders' Equity
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value per share, 40,000,000 shares authorized, 4,780,882 and 2,585,125 shares outstanding, respectively	48	26
Additional paid-in-capital	74,912	16,071
Retained earnings	58,753	58,810
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,916)	(2,031)
Accumulated other comprehensive income	554	136

TOTAL STOCKHOLDERS' EQUITY	132,351	73,012

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$977,422	$495,219

See accompanying notes to the unaudited consolidated financial statements.

Standard AVB Financial Corp.

Consolidated Statements of Income

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Interest and Dividend Income
Loans, including fees	$7,223	$3,592	$14,715	$10,751
Mortgage-backed securities	440	101	594	333
Investments:
Taxable	165	98	307	293
Tax-exempt	381	192	787	607
Federal Home Loan Bank stock	92	42	165	128
Interest-earning deposits and federal funds sold	34	14	53	25
Total Interest and Dividend Income	8,335	4,039	16,621	12,137

Interest Expense
Deposits	874	664	2,217	1,930
Federal Home Loan Bank short-term borrowings	195	-	195	-
Federal Home Loan Bank advances	187	209	581	634
Securities sold under agreements to repurchase	-	-	2	2
Total Interest Expense	1,256	873	2,995	2,566

Net Interest Income	7,079	3,166	13,626	9,571

Provision for Loan Losses	167	-	207	-

Net Interest Income after Provision for Loan Losses	6,912	3,166	13,419	9,571

Noninterest Income
Service charges	668	416	1,446	1,225
Earnings on bank-owned life insurance	164	123	408	367
Net securities gains	58	10	26	91
Net loan sale gains	82	13	123	40
Investment management fees	122	48	250	150
Other income	96	5	119	23
Total Noninterest Income	1,190	615	2,372	1,896

Noninterest Expenses
Compensation and employee benefits	2,724	1,622	6,056	4,929
Data processing	287	114	523	344
Premises and occupancy costs	583	322	1,237	930
Automatic teller machine expense	245	93	425	259
Federal deposit insurance	84	57	162	171
Merger related expenses	2,837	-	3,396	-
Other operating expenses	817	363	1,679	1,079
Total Noninterest Expenses	7,577	2,571	13,478	7,712

Income before Income Tax Expense	525	1,210	2,313	3,755

Income Tax Expense (Benefit)
Federal	(17)	292	584	969
State	157	52	222	153
Total Income Tax Expense	140	344	806	1,122

Net Income	$385	$866	$1,507	$2,633
Earnings Per Share:
Basic earnings per common share	$0.09	$0.37	$0.49	$1.07
Diluted earnings per common share	$0.08	$0.36	0.47	$1.03

Cash dividends paid per common share	$0.22	$0.11	$0.44	$0.33
Basic weighted average shares outstanding	4,427,698	2,358,863	3,078,869	2,469,755
Diluted weighted average shares outstanding	4,544,580	2,436,749	3,173,514	2,552,192

See accompanying notes to the unaudited consolidated financial statements.

Standard AVB Financial Corp.

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016

Net Income	$385	$866	$1,507	$2,633

Other comprehensive income:

Unrealized gain on securities available for sale	1,517	399	447	464
Tax effect	(516)	(136)	(152)	(158)

Reclassification adjustment for security gains realized in income	(58)	(10)	(26)	(91)
Tax effect	20	3	9	31
Pension obligation change for defined benefit plan	23	-	213	-
Tax effect	(8)	-	(73)	-
Total other comprehensive income	978	256	418	246

Total Comprehensive Income	$1,363	$1,122	$1,925	$2,879

See accompanying notes to the unaudited consolidated financial statements.

Standard AVB Financial Corp.

Consolidated Statement of Changes in Stockholders' Equity

(Dollars in thousands, except per share data)

(Unaudited)

					Accumulated
		Additional		Unearned	Other	Total
	Common	Paid-In	Retained	ESOP	Comprehensive	Stockholders'
	Stock	Capital	Earnings	Shares	Income	Equity

Balance, September 30, 2016	$26	$16,071	$58,810	$(2,031)	$136	$73,012

Net income	-	-	1,507	-	-	1,507

Other comprehensive income	-	-	-	-	418	418

Cash dividends ($0.44 per share)	-	-	(1,564)	-	-	(1,564)

Stock options exercised (30,060 shares)	-	496	-	-	-	496

Compensation expense on stock awards	-	532	-	-	-	532

Compensation expense on ESOP	-	163	-	115	-	278

Merger consideration (2,168,097 shares)	22	57,650	-	-	-	57,672

Balance, June 30, 2017	$48	$74,912	$58,753	$(1,916)	$554	$132,351

See accompanying notes to the unaudited consolidated financial statements.

Standard AVB Financial Corp.

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Nine Months Ended June 30,
Cash Flows From Operating Activities	2017	2016
Net income	$1,507	$2,633
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	389	101
Provision for loan losses	207	-
Net gain on securities	(26)	(91)
Origination of loans held for sale	(6,372)	(2,708)
Proceeds from sale of loans held for sale	5,913	2,862
Net loan sale gains	(123)	(40)
Compensation expense on ESOP	278	271
Compensation expense on stock awards	532	339
Deferred income taxes	(52)	213
Decrease in accrued interest receivable and other assets	(812)	(215)
Earnings on bank-owned life insurance	(408)	(367)
Increase in accrued interest payable and other liabilities	1,761	64
Other, net	84	(214)
Net Cash Provided by Operating Activities	2,878	2,848
Cash Flows Used From Investing Activities
Net increase in loans	(43,804)	(19,754)
Purchases of investment securities	(4,410)	(9,592)
Purchases of mortgage-backed securities	(15,637)	(2,995)
Purchases of certificates of deposit	-	(250)
Maturities of certificates of deposit	-	750
Proceeds from maturities/principal repayments/calls of investment securities	4,725	6,722
Proceeds from maturities/principal repayments/calls of mortgage-backed securities	7,952	3,744
Proceeds from sales of investment securities	6,312	249
Proceeds from sales of mortgage-backed securities	15,576	4,990
Purchase of Federal Home Loan Bank stock	(2,246)	(719)
Redemption of Federal Home Loan Bank stock	1,779	770
Proceeds from sales of foreclosed real estate	182	271
Net purchases of office properties and equipment	(472)	(240)
Cash and cash equivalents acquired	9,611	-
Net Cash Used in Investing Activities	(20,432)	(16,054)
Cash Flows From Financing Activities
Net increase in demand, savings and club accounts	1,608	9,275
Net increase in certificate accounts	8,540	11,797
Net increase in securities sold under agreements to repurchase	565	590
Net increase in Federal Home Loan Bank short term borrowings	15,905	-
Repayments of Federal Home Loan Bank advances	(5,949)	(16,050)
Proceeds from Federal Home Loan Bank advances	-	12,712
Net increase in advance deposits by borrowers for taxes and insurance	26	31
Exercise of stock options	496	-
Dividends paid	(1,564)	(754)
Stock repurchases	-	(4,033)
Net Cash Provided by Financing Activities	19,627	13,568
Net Increase in Cash and Cash Equivalents	2,073	362
Cash and Cash Equivalents - Beginning	18,161	15,048
Cash and Cash Equivalents - Ending	$20,234	$15,410
Supplementary Cash Flows Information
Interest paid	$2,913	$1,726
Income taxes paid	$689	$302
Supplementary Schedule of Noncash Investing and Financing Activities
Foreclosed real estate acquired in settlement of loans	$-	$620
Securities purchased not settled	$-	$1,710

See accompanying notes to the unaudited consolidated financial statements.

Standard AVB Financial Corp.

Consolidated Statements of Cash Flows (Unaudited) Continued

SUPPLEMENTAL INFORMATION (continued)

Merger with Allegheny Valley Bancorp. Inc.
Non-cash assets acquired
Investment securities available for sale	$95,919
Federal Home Loan Bank stock	4,739
Loans	311,736
Office properties and equipment, net	4,434
Accrued interest receivable	1,144
Bank owned life insurance	6,486
Core deposit intangible	4,116
Other assets	2,742
Goodwill	17,216
448,532

Liabilities assumed
Time deposits	(70,422)
Deposits other than time deposits	(263,522)
Borrowings	(64,624)
Accrued interest payable	(615)
Other liabilities	(1,288)
(400,471)

Net Non Cash Assets Acquired	$48,061

Cash and cash equivalents acquired	$9,611

See accompanying notes to the unaudited consolidated financial statements.

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
June 30, 2017

(1)	Consolidation

The accompanying consolidated financial statements include the accounts of Standard AVB Financial Corp. (the “Company”) and its direct and indirect wholly owned subsidiaries, Standard Bank, PaSB (the “Bank”), and Westmoreland Investment Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

(2)	Basis of Presentation

The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles in the United States. All adjustments (consisting of normal recurring adjustments), which, in the opinion of management are necessary for a fair presentation of the financial statements and to make the financial statements not misleading have been included. The unaudited consolidated financial statements and other financial information contained in this quarterly report on Form 10-Q should be read in conjunction with the audited financial statements of Standard Financial Corp. at and for the year ended September 30, 2016 contained in the Company’s definitive prospectus dated February 1, 2017 (the “Prospectus”) as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on February 3, 2017. The results for the three and nine month periods ended June 30, 2017 is not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2017 or any future interim period. Certain amounts in the 2016 financial statements have been reclassified to conform to the 2017 presentation format. These reclassifications had no effect on stockholders’ equity or net income.

(3)	Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The following table sets forth the computation of basic and diluted EPS for the three and nine months ended June 30, 2017 and 2016 (dollars in thousands, except per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Net income available to common stockholders	$385	$866	$1,507	$2,633

Basic EPS:
Weighted average shares outstanding	4,427,698	2,358,863	3,078,869	2,469,755
Basic EPS	$0.09	$0.37	$0.49	$1.07

Diluted EPS:
Weighted average shares outstanding	4,427,698	2,358,863	3,078,869	2,469,755
Diluted effect of common stock equivalents	116,882	77,886	94,645	82,437
Total diluted weighted average shares outstanding	4,544,580	2,436,749	3,173,514	2,552,192
Diluted EPS	$0.08	$0.36	$0.47	$1.03

(4)	Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (a new revenue recognition standard). The Update’s core principle is that a company will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this Update specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. This Update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Because the guidance does not apply to revenue associated with financial instruments, including loans and securities, we do not expect the new standard, or any of the amendments, to result in a material change from our current accounting for revenue because the majority of the Company's financial instruments are not within the scope of Topic 606.  However, we do expect that the standard will result in new disclosure requirements, which are currently being evaluated.

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

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
June 30, 2017

(4)	Recent Accounting Pronouncements (Continued)

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet.  A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  A short-term lease is defined as one in which (a) the lease term is 12 months or less and (b) there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise. For short-term leases, lessees may elect to recognize lease payments over the lease term on a straight-line basis. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and for interim periods within fiscal years beginning after December 15, 2020. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently assessing the practical expedients it may elect at adoption, but does not anticipate the amendments will have a significant impact on the financial statements. Based on the Company’s preliminary analysis of its current portfolio, the impact to the Company’s balance sheet is estimated to result in less than a 1 percent increase in assets and liabilities. The Company also anticipates additional disclosures to be provided at adoption.

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

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
June 30, 2017

(4)	Recent Accounting Pronouncements (Continued)

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

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
June 30, 2017

(4)	Recent Accounting Pronouncements (Continued)

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

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20). The amendments in this Update shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity should apply the amendments in this Update on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Additionally, in the period of adoption, an entity should provide disclosures about a change in accounting principle. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718), which affects any entity that changes the terms or conditions of a share-based payment award.  This Update amends the definition of modification by qualifying that modification accounting does not apply to changes to outstanding share-based payment awards that do not affect the total fair value, vesting requirements, or equity/liability classification of the awards.  The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied prospectively to an award modified on or after the adoption date. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
June 30, 2017

(5)	Investment Securities

Investment securities available for sale at June 30, 2017 and September 30, 2016 are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2017:
U.S. government and agency obligations due:
Beyond 1 year but within 5 years	$10,472	$17	$(46)	$10,443
Beyond 5 year but within 10 years	3,362	44	-	3,406
Corporate bonds due:
Beyond 1 year but within 5 years	4,437	9	(12)	4,434
Beyond 5 years but within 10 years	1,486	20	-	1,506
Municipal obligations due:
Beyond 1 year but within 5 years	8,911	526	-	9,437
Beyond 5 years but within 10 years	27,719	430	(8)	28,141
Beyond 10 years	21,613	222	(122)	21,713
Equity securities	3,852	310	(89)	4,073

	$81,852	$1,578	$(277)	$83,153

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2016:
U.S. government and agency obligations due:
Beyond 1 year but within 5 years	$10,000	$32	$(5)	$10,027
Corporate bonds due:
Within 1 year	2,032	-	(7)	2,025
Beyond 1 year but within 5 years	507	2	-	509
Municipal obligations due:
Within 1 year	978	12	-	990
Beyond 1 year but within 5 years	3,784	294	-	4,078
Beyond 5 years but within 10 years	12,144	417	-	12,561
Beyond 10 years	11,769	185	(38)	11,916
Equity securities	2,052	207	(115)	2,144

	$43,266	$1,149	$(165)	$44,250

During the three months ended June 30, 2017, gains on the sales of investment securities were $15,000, losses on sales were $17,000 and proceeds from such sales were $5.9 million. During the nine months ended June 30, 2017, gains on sales of investment securities were $57,000, losses on sales were $91,000 and proceeds from such sales were $6.3 million. During the three months ended June 30, 2016, gains on sales of investment securities were $10,000, and proceeds from such sales were $53,000. During the nine months ended June 30, 2016, gains on sales of investment securities totaled $49,000 and $40,000 in losses and total proceeds from such sales were $249,000. Investment securities with a carrying value of $13.8 million and $25.9 million were pledged to secure repurchase agreements and public funds accounts at June 30, 2017 and September 30, 2016, respectively.

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
June 30, 2017

(5)	Investment Securities (Continued)

The following table shows the fair value and gross unrealized losses on investment securities and the length of time that the securities have been in a continuous unrealized loss position at June 30, 2017 and at September 30, 2016 (dollars in thousands):

	June 30, 2017
	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. government and agency obligations	$7,955	$(46)	$-	$-	$7,955	$(46)
Corporate bonds	1,763	(12)	-	-	1,763	(12)
Municipal obligations	7,334	(130)	-	-	7,334	(130)
Equity securities	2,542	(89)	-	-	2,542	(89)

Total	$19,594	$(277)	$-	$-	$19,594	$(277)

	September 30, 2016
	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. government and agency obligations	$1,995	$(5)	$-	$-	$1,995	$(5)
Corporate bonds	1,021	(7)	-	-	1,021	(7)
Municipal obligations	2,803	(38)	-	-	2,803	(38)
Equity securities	171	(13)	570	(102)	741	(115)

Total	$5,990	$(63)	$570	$(102)	$6,560	$(165)

At June 30, 2017, the Company held 22 securities in an unrealized loss position. The decline in the fair value of these securities resulted primarily from interest rate fluctuations. The Company does not intend to sell these securities nor is it more likely than not that the Company would be required to sell these securities before their anticipated recovery, and the Company believes the collection of the investment and related interest is probable. Based on the above, the Company considers all of the unrealized losses to be temporary impairment losses.

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
June 30, 2017

(6)	Mortgage-Backed Securities

Mortgage-backed securities available for sale at June 30, 2017 and at September 30, 2016 are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2017:
Government pass-throughs:
Ginnie Mae	$9,042	$41	$(33)	$9,050
Fannie Mae	21,492	250	-	21,742
Freddie Mac	14,802	155	(33)	14,924
Private pass-throughs	8,998	89	-	9,087
Collateralized mortgage obligations	8,046	9	(23)	8,032

	$62,380	$544	$(89)	$62,835

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2016:
Government pass-throughs:
Ginnie Mae	$5,695	$37	$(17)	$5,715
Fannie Mae	5,806	211	-	6,017
Freddie Mac	6,051	113	-	6,164
Private pass-throughs	87	-	-	87
Collateralized mortgage obligations	1,663	9	(2)	1,670

	$19,302	$370	$(19)	$19,653

For the three and the nine months ended June 30, 2017, gains on sales of mortgage-backed securities totaled $75,000, losses totaled $15,000 and total proceeds from sales were $15.6 million. During the three months ended June 30, 2016, there were no sales of mortgage-backed securities. For the nine months ended June 30, 2016, gains on sales of mortgage-backed securities totaled $82,000 with total proceeds from sales of $5.0 million.

The amortized cost and fair value of mortgage-backed securities at June 30, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to repay obligations with or without prepayment penalties (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$13	$13
Due after one year through five years	516	532
Due after five years throgh ten years	3,526	3,606
Due after ten years	58,325	58,684
Total Mortgage-Backed Securities	$62,380	$62,835

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
June 30, 2017

(6)	Mortgage-Backed Securities (Continued)

The following table shows the fair value and gross unrealized losses on mortgage-backed securities and the length of time that the securities have been in a continuous unrealized loss position at June 30, 2017 and at September 30, 2016 (dollars in thousands):

	June 30, 2017
	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Government pass-throughs:
Ginnie Mae	$2,251	$(18)	$1,088	$(15)	$3,339	$(33)
Freddie Mac	1,651	(16)	1,200	(17)	2,851	(33)
Collateralized mortgage obligations	813	(12)	521	(11)	1,334	(23)

Total	$4,715	$(46)	$2,809	$(43)	$7,524	$(89)

	September 30, 2016
	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Government pass-throughs:
Ginnie Mae	$2,748	$(6)	$1,313	$(11)	$4,061	$(17)
Collateralized mortgage obligations	-	-	604	(2)	604	(2)

Total	$2,748	$(6)	$1,917	$(13)	$4,665	$(19)

At June 30, 2017, the Company held 8 mortgage-backed securities in an unrealized loss position. The decline in the fair value of these securities resulted primarily from interest rate fluctuations. The Company does not intend to sell these securities nor is it more likely than not that the Company would be required to sell these securities before their anticipated recovery, and the Company believes the collection of the investment and related interest is probable. Based on the above, the Company considers all of the unrealized loss to be temporary impairment loss.

Mortgage-backed securities with a carrying value of $14.9 million and $6.5 million were pledged to secure repurchase agreements and public fund accounts at June 30, 2017 and September 30, 2016, respectively.

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
June 30, 2017

(7)	Loans Receivable and Related Allowance for Loan Losses

The following table summarizes the primary segments of the loan portfolio, and the related allowance for loan losses, as of June 30, 2017 and September 30, 2016 (dollars in thousands):

	Real Estate Loans
	One-to-four-		Home
	family	Commercial	Equity Loans
	Residential and	Real	and Lines	Commercial	Other
	Construction	Estate	of Credit	Business	Loans	Total
June 30, 2017:
Collectively evaluated for impairment	$257,227	$291,247	$127,887	$52,935	$5,557	$734,853
Individually evaluated for impairment	-	2,525	-	-	-	2,525
Total loans before allowance for loan losses	$257,227	$293,772	$127,887	$52,935	$5,557	$737,378

September 30, 2016:
Collectively evaluated for impairment	$167,512	$119,412	$79,157	$14,779	$553	$381,413
Individually evaluated for impairment	-	467	-	-	-	467
Total loans before allowance for loan losses	$167,512	$119,879	$79,157	$14,779	$553	$381,880

Total loans at June 30, 2017 were net of deferred loan fees of $315,000 and at September 30, 2016 were net of deferred loan costs of $150,000.

Included in total loans above are loans acquired from Allegheny Valley at the acquisition date, net of fair value adjustments of (dollars in thousands):

Real Estate Loans
	One-to-four-		Home
	family	Commercial	Equity Loans
	Residential and	Real	and Lines	Commercial	Other
	Construction	Estate	of Credit	Business	Loans	Total

April 7, 2017	$66,995	$160,626	$51,759	$26,841	$5,515	$311,736

As a result of the acquisition of Allegheny Valley, the Company added $2,467,000 of loans that were accounted for in accordance with ASC 310-30.  Based on a review of the loans acquired by senior lending management, which included an analysis of credit deterioration of the loans since origination, the Company recorded a specific credit fair value adjustment of $2,467,000.  For loans that were acquired with specific evidence of deterioration in credit quality, loan losses will be accounted for through a reduction of the specific reserve and will not impact the allowance for loan losses. For loans acquired without a deterioration of credit quality, losses incurred will result in adjustments to the allowance for loan losses through the allowance for loan loss adequacy calculation.  As of June 30, 2017, the outstanding balance of ASC 310-30 loans acquired from Allegheny Valley was $0 and the carrying value was $0 as all loans with a specific mark were charged off against that mark during the quarter, with no resulting impact on net income.

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
June 30, 2017

(7)	Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents the components of the purchase accounting adjustments related to the purchased credit-impaired loans acquired:

Contractually required principal and interest	$2,467
Non-accretable discount	(2,467)
Expected cash flows	-
Accretable discount	-
Estimated fair value	$-

There was no amortizable yield for purchased credit-impaired loans for the nine month period ended June 30, 2017.

The segments of the Bank’s loan portfolio are disaggregated to a level that allows management to monitor risk and performance. The three segments are: real estate, commercial business and other. The real estate loan segment is further disaggregated into three classes. One-to-four family residential mortgages (including residential construction loans) include loans to individuals secured by residential properties having maturities up to 30 years. Commercial real estate consists of loans to commercial borrowers secured by commercial or residential real estate. The repayment of commercial real estate loans is dependent upon either the ongoing cash flow of the borrowing entity or the resale of or lease of the subject property. Home equity loans and lines of credit include loans having maturities up to 20 years. The commercial business loan segment consists of loans to finance the activities of commercial business customers. The other loan segment consists primarily of leases, consumer loans, and overdraft lines of credit. The portfolio segments utilized in the calculation of the allowance for loan losses are disaggregated at the same level that management uses to monitor risk in the portfolio. Therefore the portfolio segments and classes of loans are the same.

There are various risks associated with lending to each portfolio segment. One-to-four family residential mortgage loans are typically longer-term loans which generally entail greater interest rate risk than consumer and commercial loans. Under certain economic conditions, housing values may decline, which may increase the risk that the collateral values are insufficient. Commercial real estate loans generally present a higher level of risk than loans secured by residences. This greater risk is due to several factors including but not limited to concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties and the increased difficulty in monitoring these types of loans. Furthermore, the repayment of commercial real estate loans is typically dependent upon successful operation of the related real estate project. If the cash flow from the project is reduced by such occurrences as leases not being obtained, renewed or not entirely fulfilled, the borrower’s ability to repay the loan may be impaired. Commercial business loans are primarily secured by business assets, inventories and accounts receivable which present collateral risk. The other loan segment generally has higher interest rates and shorter terms than one-to-four family residential mortgage loans, however, they can have additional credit risk due to the type of collateral securing the loan.

Management evaluates individual loans in all of the commercial segments for possible impairment if the relationship is greater than $200,000, and if the loan either is in nonaccrual status, risk-rated Substandard or Doubtful, greater than 90 days past due or represents a troubled debt restructuring. Loans are considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The definition of “impaired loans” is not the same as the definition of “nonaccrual loans,” although the two categories overlap. The Company may choose to place a loan on nonaccrual status due to payment delinquency or uncertain collectability, while not classifying the loan as impaired if the loan is not a commercial business or commercial real estate loan. Factors considered by management in evaluating impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. The Company does not separately evaluate individual consumer and residential mortgage loans for impairment, unless such loan is part of a larger relationship that is impaired, has a classified risk rating, or is a trouble debt restructuring (“TDR”).

Once the decision has been made that a loan is impaired, the determination of whether a specific allocation of the allowance is necessary is calculated by comparing the recorded investment in the loan to the fair value of the loan using one of three methods: (a) the present value of expected future cash flows discounted at the loan’s effective interest rate; (b) the loan’s observable market price; or (c) the fair value of the collateral less selling costs. The appropriate method is selected on a loan-by-loan basis, with management primarily utilizing the fair value of collateral method. The evaluation of the need and amount of a specific allocation of the allowance and whether a loan can be removed from impairment status is made on a quarterly basis. The Corporation’s policy for recognizing interest income on impaired loans does not differ from its overall policy for interest recognition.

Consistent with accounting and regulatory guidance, the Company recognizes a TDR when the Bank, for economic or legal reasons related to a borrower's financial difficulties, grants a concession to the borrower that would not normally be considered. Regardless of the form of concession granted, the Company's objective in offering a TDR is to increase the probability of repayment of the borrower's loan. To be considered a TDR, the borrower must be experiencing financial difficulties and the Company, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that would not otherwise be considered. The Company did not modify any loans as TDRs during the three or nine month periods ended June 30, 2017 or 2016 nor did it have any TDRs within the preceding year where a concession had been made that then defaulted during the three or nine month periods ending June 30, 2017 or 2016.

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
June 30, 2017

(7)	Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary at June 30, 2017 and September 30, 2016 (dollars in thousands):

	Impaired Loans With Allowance		Impaired Loans Without Allowance	Total Impaired Loans
	Recorded	Related	Recorded	Recorded	Unpaid Principal
	Investment	Allowance	Investment	Investment	Balance
June 30, 2017:
Commercial real estate	$-	$-	$2,525	$2,525	$2,552
Total impaired loans	$-	$-	$2,525	$2,525	$2,552

September 30, 2016:
Commercial real estate	$-	$-	$467	$467	$467
Total impaired loans	$-	$-	$467	$467	$467

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated (dollars in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2017	2016	2017	2016
Average investment in impaired loans:
Commercial real estate	$422	$783	$435	$728
Total impaired loans	$422	$783	$435	$728

There was no interest income recognized on impaired loans for the three and nine months ended June 30, 2017 and 2016, respectively.

Management uses a nine-point internal risk rating system to monitor the credit quality of the overall loan portfolio. The first six categories are considered not criticized, and are aggregated as “Pass” rated. The criticized rating categories utilized by management generally follow bank regulatory definitions. The Special Mention category includes assets that are currently performing but are potentially weak, resulting in an undue and unwarranted credit risk, but not to the point of justifying a Substandard classification. Loans in the Substandard category have well-defined weaknesses that jeopardize the collection of the debt, and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected. All loans greater than 90 days past due are considered Substandard. Any loan that has a specific allocation of the allowance for loan losses and is in the process of liquidation of the collateral is placed in the Doubtful category. Any portion of a loan that has been charged off is placed in the Loss category.

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Company has a structured loan rating process with several layers of internal and external oversight. Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as delinquency, bankruptcy, repossession, or death occurs to raise awareness of a possible credit event. The Company’s Commercial Loan Officers are responsible for the timely and accurate risk rating of the loans in their portfolio at origination. Commercial relationships are periodically reviewed internally for credit deterioration or improvement in order to confirm that the relationship is appropriately risk rated. The Audit Committee of the Company also engages an external consultant to conduct loan reviews. The scope of the annual external engagement, which is performed through semi-annual loan reviews, includes reviewing approximately the top 50 to 60 loan relationships, all watchlist loans greater than $100,000, all commercial Reg O loans, and a random sampling of new loan originations between $200,000 and $500,000 during the year. Status reports are provided to management for loans classified as Substandard on a quarterly basis, which results in a proactive approach to resolution. Loans in the Special Mention and Substandard categories that are collectively evaluated for impairment are given separate consideration in the determination of the allowance.

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
June 30, 2017

(7)	Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents the classes of the loan portfolio summarized by the aggregate Pass rating and the criticized ratings of Special Mention, Substandard and Doubtful within the Company’s internal risk rating system as of June 30, 2017 and September 30, 2016 (dollars in thousands):

		Special
	Pass	Mention	Substandard	Doubtful	Total
June 30, 2017:
Real estate loans:
One-to-four-family residential and construction	$254,488	$825	$1,914	$-	$257,227
Commercial real estate	285,833	5,260	2,679	-	$293,772
Home equity loans and lines of credit	127,633	47	207	-	$127,887
Commercial business loans	52,693	242	-	-	$52,935
Other loans	5,545	-	12	-	$5,557
Total	$726,192	$6,374	$4,812	$-	$737,378

September 30, 2016:
Real estate loans:
One-to-four-family residential and construction	$166,996	$-	$516	$-	$167,512
Commercial real estate	119,412	-	467	-	119,879
Home equity loans and lines of credit	79,084	-	73	-	79,157
Commercial business loans	14,779	-	-	-	14,779
Other loans	553	-	-	-	553
Total	$380,824	$-	$1,056	$-	$381,880

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
June 30, 2017

(7)	Loans Receivable and Related Allowance for Loan Losses (Continued)

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due based on the loans’ contractual due dates. Management considers nonperforming loans to be those loans that are past due 90 days or more and are still accruing as well as all other nonaccrual loans. At June 30, 2017 and September 30, 2016, there was one loan on non-accrual status that was less than 90 days past due. The following table presents the segments of the loan portfolio summarized by the past due status of the loans still accruing and nonaccrual loans as of June 30, 2017 and September 30, 2016 (dollars in thousands):

		30-59 Days	60-89 Days	Non-Accrual	90 Days Past	Total
	Current	Past Due	Past Due	(90 Days+)	Due & Accruing	Loans
June 30, 2017:
Real estate loans:
One-to-four-family residential and construction	$254,731	$556	$108	$1,090	$742	$257,227
Commercial real estate	290,805	123	164	2,680	-	293,772
Home equity loans and lines of credit	127,461	147	72	207	-	127,887
Commercial business loans	52,935	-	-	-	-	52,935
Other loans	5,521	7	4	-	25	5,557
Total	$731,453	$833	$348	$3,977	$767	$737,378

September 30, 2016:
Real estate loans:
One-to-four-family residential and construction	$166,136	$566	$294	$516	$-	$167,512
Commercial real estate	119,638	80	61	100	-	119,879
Home equity loans and lines of credit	78,888	115	81	73	-	79,157
Commercial business loans	14,779	-	-	-	-	14,779
Other loans	550	3	-	-	-	553
Total	$379,991	$764	$436	$689	$-	$381,880

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

The Bank’s methodology for determining the ALL is based on the requirements of ASC Section 310-10-35 for loans individually evaluated for impairment (discussed above) and ASC Subtopic 450-20 for loans collectively evaluated for impairment, as well as the Interagency Policy Statements on the Allowance for Loan and Lease Losses and other bank regulatory guidance. The total of the two components represents the Bank’s ALL.

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

Management has identified a number of additional qualitative factors which it uses to supplement the historical charge-off factor because these factors are likely to cause estimated credit losses associated with the existing loan pools to differ from historical loss experience. The additional factors are evaluated using information obtained from internal, regulatory, and governmental sources such as national and local economic trends and conditions; levels of and trends in delinquency rates and non-accrual loans; trends in volumes and terms of loans; effects of changes in lending policies; experience, depth and ability of management; and concentrations of credit from a loan type, industry and/or geographic standpoint.

Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the ALL. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the ALL. Management utilizes an internally developed spreadsheet to track and apply the various components of the allowance. The following tables summarize the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of June 30, 2017 and September 30, 2016. Activity in the allowance is presented for the three and nine months ended June 30, 2017 and 2016 (dollars in thousands):

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
June 30, 2017

(7) Loans Receivable and Related Allowance for Loan Losses (Continued)

	Real Estate Loans
	One-to-four-		Home
	family	Commercial	Equity Loans
	Residential and	Real	and Lines	Commercial	Other
	Construction	Estate	of Credit	Business	Loans	Total
Three Months Ended:
Balance at March 31, 2017	$1,299	$1,687	$532	$255	$4	$3,777
Charge-offs	(1)	-	(6)	-	(4)	(11)
Recoveries	28	-	-	1	3	32
Provision	20	100	16	30	1	167
Balance at June 30, 2017	$1,346	$1,787	$542	$286	$4	$3,965

Balance at March 31, 2016	$1,076	$1,869	$460	$391	$2	$3,798
Charge-offs	(93)	-	-	(20)	-	(113)
Recoveries	-	3	2	2	1	8
Provision	-	-	-	-	-	-
Balance at June 30, 2016	$983	$1,872	$462	$373	$3	$3,693

Nine Months Ended:
Balance at September 30, 2016	$1,250	$1,786	$547	$211	$6	$3,800
Charge-offs	(42)	-	(6)	(1)	(26)	(75)
Recoveries	28	1	-	1	3	33
Provision	110	-	1	75	21	207
Balance June 30, 2017	$1,346	$1,787	$542	$286	$4	$3,965

Balance at September 30, 2015	$1,122	$1,867	$457	$411	$22	$3,879
Charge-offs	(139)	-	(4)	(41)	(22)	(206)
Recoveries	-	5	9	3	3	20
Provision	-	-	-	-	-	-
Balance at June 30, 2016	$983	$1,872	$462	$373	$3	$3,693

	Real Estate Loans
	One-to-four-		Home
	family	Commercial	Equity Loans
	Residential and	Real	and Lines	Commercial	Other
	Construction	Estate	of Credit	Business	Loans	Total
Evaluated for Impairment:
Individually	$-	$-	$-	$-	$-	$-
Collectively	1,346	1,787	542	286	4	3,965
Balance at June 30, 2017	$1,346	$1,787	$542	$286	$4	$3,965

Evaluated for Impairment:
Individually	$-	$-	$-	$-	$-	$-
Collectively	1,250	1,786	547	211	6	3,800
Balance at September 30, 2016	$1,250	$1,786	$547	$211	$6	$3,800

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
June 30, 2017

(7)	Loans Receivable and Related Allowance for Loan Losses (Continued)

The ALL is based on estimates and actual losses will vary from current estimates. Management believes that the granularity of the homogeneous pools and the related historical loss ratios and other qualitative factors, as well as the consistency in the application of assumptions, result in an ALL that is representative of the risk found in the components of the loan portfolio at any given date. In addition, federal regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses and may require the Bank to make changes to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to Management. Based on Management’s comprehensive analysis of the loan portfolio, they believe the current level of the allowance for loan losses is adequate.

(8)	Foreclosed Assets Held For Sale

Foreclosed assets acquired in the settlement of loans are carried at fair value less estimated costs to sell and are included in other assets on the Consolidated Statement of Financial Condition. As of June 30, 2017 and September 30, 2016, a total of $137,000 and $281,000 respectively, of foreclosed assets were included in other assets. As of June 30, 2017, included within the foreclosed assets is $107,000 of residential property, acquired upon foreclosure, prior to the period end and $30,000 of commercial property acquired upon foreclosure of a commercial mortgage prior to the period end. As of June 30, 2017, the Company had initiated formal foreclosure procedures on $1.8 million of loans, consisting of $1.5 million of 1-4 family residential loans and a $300,000 commercial real estate loan.

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

As a result of the merger with Allegheny Valley on April 7, 2017, the Company assumed the stock plans allowing for the issuance of an additional 77,634 shares of Standard AVB Financial Corp. stock, of which 249 shares expired on April 10, 2017. The Plan’s provide for the granting of incentive stock options (as defined in section 422 of the Internal Revenue Code), nonstatutory stock options, restricted stock, and stock appreciation rights to eligible employees and directors. The Plan’s had an original term of ten years and they are administered by the Board of Directors or a committee designated by the Board.

The Company’s common stock closed at $16.50 per share on July 25, 2012, which is the exercise price of the options granted on that date. The estimated fair value of the stock options was $423,000, before the impact of income taxes. The per share weighted-average fair value of stock options granted with an exercise price equal to the market value on July 25, 2012 was $1.52 using the following Black-Scholes option pricing model assumptions: expected life of 7.5 years, expected dividend rate of 1.13%, risk-free interest rate of 1.10% and an expected volatility of 9.5% based on historical results of the stock prices of a bank peer group. Compensation expense on the options was $58,000, with a related tax benefit recorded of $6,000 for the nine months ended June 30, 2017. As of June 30, 2017, there was $13,000 of total unrecognized compensation cost related to non-vested options which is expected to be recognized ratably over the weighted average remaining service period of 1 month.

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
June 30, 2017

(9)	Stock Based Compensation (Continued)

The following table summarizes transactions regarding the options under the Plan:

	Options	Weighted Average Exercise Price
Outstanding at September 30, 2016	278,075	$16.50
Granted	-	-
Merger related options	73,051	19.61
Exercised	(30,060)	16.50
Forfeited	(6,000)	16.50
Outstanding at June 30, 2017	315,066	$17.22
Exercisable at June 30, 2017	266,663	$17.35

On July 25, 2012, the date of grant, the fair value of the restricted stock awards was approximately $1.8 million, before the impact of income taxes. Compensation expense on the grants was $275,000, with a related tax benefit recorded of $92,000 for the nine months ended June 30, 2017. As of June 30, 2017, there was $13,000 of total unrecognized compensation cost related to non-vested grants which is expected to be recognized ratably over the weighted average remaining service period of 1 month. At June 30, 2017, future compensation related to the grants is expected to be $13,000 in 2017.

The following table summarizes transactions regarding restricted stock under the Plan:

	Number of Restricted Shares	Weighted Average Grant Date Price Per Share
Non-vested shares at September 30, 2016	22,260	$16.50
Granted	-	-
Vested	-	-
Forfeited	(2,400)	16.50
Non-vested shares at June 30, 2017	19,860	$16.50

(10)	Employee Stock Ownership Plan

The Company established a tax qualified Employee Stock Ownership Plan (“ESOP”) for the benefit of its employees in conjunction with the stock conversion on October 6, 2010. Eligible employees begin to participate in the plan after one year of service and become 20% vested in their accounts after two years of service, 40% after three years of service, 60% after four years of service, 80% after five years of service and 100% after six years of service, or earlier, upon death, disability or attainment of normal retirement age.

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

Compensation expense is equal to the fair value of the shares committed to be released and unallocated ESOP shares are excluded from outstanding shares for purposes of computing earnings per share. Compensation expense related to the ESOP of $278,000 and $271,000 was recognized during the nine months ended June 30, 2017 and 2016, respectively. Dividends on unallocated shares are not treated as ordinary dividends and are instead used to repay the ESOP loan and recorded as compensation expense.

As of June 30, 2017, the ESOP held a total of 265,827 shares of the Company’s stock, and there were 187,912 unallocated shares. The fair market value of the unallocated ESOP shares was $5.3 million at June 30, 2017.

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
June 30, 2017

(11)	Pension Information

The Company sponsors a pension plan which is a noncontributory defined benefit retirement plan. Effective August 1, 2005, the annual benefit provided to employees under this defined benefit pension plan was frozen by Standard Bank. Freezing the plan eliminated all future benefit accruals; however, the accrued benefit as of August 1, 2005 remained.

Net periodic pension benefit was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016

Service cost	$-	$-	$-	$-
Interest cost	(36)	(38)	(108)	(76)
Expected return on plan assets	40	37	120	74
Settlement obligation	-	-	(105)	-
Other components	(23)	-	(69)	-
Net periodic pension benefit	$(19)	$(1)	$(162)	$(2)

(12)	Fair Value of Assets and Liabilities

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

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
June 30, 2017

(12)	Fair Value of Assets and Liabilities (Continued)

On a quarterly basis, management reviews the pricing information received from the Company’s third-party pricing service.  This review process includes a comparison to non-binding third-party broker quotes, as well as a review of market-related conditions impacting the information provided by the Company’s third-party pricing service.  Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume or frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs.  As of June 30, 2017 and September 30, 2016, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.  On a quarterly basis, management also reviews a sample of securities priced by the Company’s third-party pricing service to review significant assumptions and valuation methodologies used.  Based on this review, management determines whether the current placement of the security in the fair value hierarchy is appropriate or whether transfers may be warranted.

The following table presents the assets measured at fair value on a recurring basis as of June 30, 2017 and September 30, 2016 by level within the fair value hierarchy (dollars in thousands):

	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	or Liabilities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
June 30, 2017:
Investment securities available for sale:
U.S. government and agency obligations	$-	$13,849	$-	$13,849
Corporate bonds	-	5,940	-	5,940
Municipal obligations	-	59,291	-	59,291
Equity securities	4,073	-	-	4,073
Total investment securities available for sale	4,073	79,080	-	83,153
Mortgage-backed securities available for sale	-	62,835	-	62,835

Total recurring fair value measurements	$4,073	$141,915	$-	$145,988

September 30, 2016:
Investment securities available for sale:
U.S. government and agency obligations	$-	$10,027	$-	$10,027
Corporate bonds	-	2,534	-	2,534
Municipal obligations	-	29,545	-	29,545
Equity securities	2,144	-	-	2,144
Total investment securities available for sale	2,144	42,106	-	44,250
Mortgage-backed securities available for sale	-	19,653	-	19,653

Total recurring fair value measurements	$2,144	$61,759	$-	$63,903

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
June 30, 2017

(12)	Fair Value of Assets and Liabilities (Continued)

The following table presents the assets measured at fair value on a nonrecurring basis as of June 30, 2017 and September 30, 2016 by level within the fair value hierarchy (dollars in thousands):

	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	or Liabilities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
June 30, 2017:
Foreclosed real estate	$-	$-	$137	$137
Impaired loans	-	-	2,525	2,525
Total nonrecurring fair value measurements	$-	$-	$2,662	$2,662

September 30, 2016:
Foreclosed real estate	$-	$-	$281	$281
Impaired loans	-	-	467	467
Total nonrecurring fair value measurements	$-	$-	$748	$748

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Company uses level 3 inputs to determine fair value (dollars in thousands):

			Quantitative Information about Level 3 Fair Value Measurements
			Valuation	Unobservable	Range
	June 30, 2017	September 30, 2016	Techniques	Input	(Weighted Average)
Foreclosed real estate	$137	$281	Appraisal of	Appraisal adjustments (2)	0% to 40% (19%)
			collateral (1)	Liquidation expenses (2)	0% to 10% (8%)

Impaired loans	$2,525	$467	Fair value of	Appraisal adjustments (2)	0% to 20% (20%)
			collateral (1), (3)	Liquidation expenses (2)	0% to 10% (6%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

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

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
June 30, 2017

(12)	Fair Value of Assets and Liabilities (Continued)

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

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
June 30, 2017

(12)	Fair Value of Assets and Liabilities (Continued)

The following table presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2017 and September 30, 2016 (dollars in thousands):

			Fair Value Measurements
			Quoted Prices in	Significant
			Active Markets for	Other	Significant
		Total	Identical Assets	Observable	Unobservable
	Carrying	Fair	or Liabilities	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2017:
Financial Instruments - Assets:
Cash on hand and due from banks	$6,814	6,814	6,814	$-	$-
Interest-earning deposits in other institutions	13,420	13,420	13,420	-	-
Certificate of deposit	500	500	500	-	-
Investment securities	83,153	83,153	4,073	79,080	-
Mortgage-backed securities	62,835	62,835	-	62,835	-
Federal Home Loan Bank stock	8,367	8,367	8,367	-	-
Loans receivable	733,413	734,551	-	-	734,551
Loans held for sale	816	828	828	-	-
Bank-owned life insurance	21,763	21,763	21,763	-	-
Accrued interest receivable	2,368	2,368	2,368		-
Financial Instruments - Liabilities:
Demand, savings and club accounts	496,508	496,508	496,508	-	-
Certificate deposit accounts	216,218	216,837	-	-	216,837
Federal Home Loan Bank short-term borrowings	80,529	80,529	80,529	-	-
Federal Home Loan Bank advances	42,907	43,333	-	-	43,333
Securities sold under agreements to repurchase	2,529	2,529	2,529	-	-
Accrued interest payable	891	891	891	-	-

September 30, 2016:
Financial Instruments - Assets:
Cash on hand and due from banks	$1,786	$1,786	$1,786	$-	$-
Interest-earning deposits in other institutions	16,375	16,375	16,375	-	-
Certificate of deposit	500	500	500	-	-
Investment securities	44,250	44,250	2,144	42,106	-
Mortgage-backed securities	19,653	19,653	-	19,653	-
Federal Home Loan Bank stock	3,161	3,161	3,161	-	-
Loans receivable	378,080	384,161	-	-	384,161
Loans held for sale	234	238	238	-	-
Bank-owned life insurance	14,946	14,946	14,946	-	-
Accrued interest receivable	1,098	1,098	1,098		-
Financial Instruments - Liabilities:
Demand, savings and club accounts	231,378	231,378	231,378	-	-
Certificate deposit accounts	137,256	140,728	-	-	140,728
Federal Home Loan Bank advances	48,856	49,843	-	-	49,843
Securities sold under agreements to repurchase	1,964	1,964	1,964	-	-
Accrued interest payable	194	194	194	-	-

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
June 30, 2017

(13)	Accumulated Other Comprehensive Income

The following tables present the significant amounts reclassified out of accumulated other comprehensive income (loss) and the changes in accumulated other comprehensive income by component for the three and nine months ended June 30, 2017 and 2016:

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
June 30, 2017

	Unrealized Gains on	Unrecognized
	Available for Sale	Pension
	Securities	Costs	Total
Balance as of March 31, 2017	$196	$(620)	$(424)

Other comprehensive income before reclassification	1,001	-	1,001
Amount reclassified from accumulated other comprehensive income	(38)	15	(23)
Total other comprehensive income	963	15	978

Balance as of June 30, 2017	$1,159	$(605)	$554

Balance as of September 30, 2016	$881	$(745)	$136

Other comprehensive income before reclassification	295	-	295
Amount reclassified from accumulated other comprehensive income	(17)	140	123
Total other comprehensive income	278	140	418

Balance as of June 30, 2017	$1,159	$(605)	$554

	Amount Reclassified
	from Accumulated	Affected Line on
	Other Comprehensive	the Consolidated
	Income	Statements of Income

Three months ended June 30, 2017:
Unrealized gains on available for sale securities	$58	Net securities gains
	(20)	Income tax expense (benefit)
	$38	Net of tax

Amortization of defined benefit items:
Actuarial gains	$(23)	Compensation and employee benefits
	8	Income tax expense (benefit)
	$(15)	Net of tax
Total reclassification for the period	$23	Net income

Nine months ended June 30, 2017:
Unrealized gains on available for sale securities	$26	Net securities gains
	(9)	Income tax expense (benefit)
	$17	Net of tax

Amortization of defined benefit items:
Actuarial gains	$(69)	Compensation and employee benefits
Distribution settlement	(144)	Compensation and employee benefits
	73	Income tax expense (benefit)
	$(140)	Net of tax
Total reclassification for the period	$(123)	Net income

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
June 30, 2017

	Unrealized Gains on	Unrecognized
	Available for Sale	Pension
	Securities	Costs	Total
Balance as of March 31, 2016	$750	$(583)	$167

Other comprehensive income before reclassification	263	-	263
Amount reclassified from accumulated other comprehensive income	(7)	-	(7)
Total other comprehensive income	256	-	256

Balance as of June 30, 2016	$1,006	$(583)	$423

Balance as of September 30, 2015	$760	$(583)	$177

Other comprehensive income before reclassification	306	-	306
Amount reclassified from accumulated other comprehensive income	(60)	-	(60)
Total other comprehensive income	246	-	246

Balance as of June 30, 2016	$1,006	$(583)	$423

Amount Reclassified
	from Accumulated	Affected Line on
	Other Comprehensive	the Consolidated
	Income	Statements of Income

Three months ended June 30, 2016
Unrealized gains on available for sale securities	$10	Net securities gains
	(3)	Income tax expense
	$7	Net of tax

Amortization of defined benefit items:
Actuarial gains	$-	Compensation and employee benefits
Distribution settlement	-	Compensation and employee benefits
	-	Income tax expense
	$-	Net of tax
Total reclassification for the period	$7	Net income

Nine months ended June 30, 2016
Unrealized gains on available for sale securities	$91	Net securities gains
	(31)	Income tax expense
	$60	Net of tax

Amortization of defined benefit items:
Actuarial gains	$-	Compensation and employee benefits
Distribution settlement	-	Compensation and employee benefits
	-	Income tax expense
	$-	Net of tax
Total reclassification for the period	$60	Net income

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
June 30, 2017

(14)	Merger with Allegheny Valley Bancorp, Inc.

On August 29, 2016, Standard Financial Corp. and Allegheny Valley entered into an Agreement and Plan of Merger, which contemplated that Allegheny Valley would merge with and into Standard Financial Corp., with Standard Financial Corp. as the surviving entity to be known as “Standard AVB Financial Corp.” On April 7, 2017, Allegheny Valley merged with and into Standard Financial Corp. Accordingly, the Company is now referred to as “Standard AVB Financial Corp.”

Under the terms of the Merger Agreement, each outstanding share of Allegheny Valley common stock was converted into the right to receive 2.083 shares of Standard AVB Financial common stock and cash in lieu of fractional shares (the “Merger Consideration”). As of the closing date, there were 1,040,923 outstanding shares of Allegheny Valley common stock which resulted in a total of 2,168,097 shares of Standard AVB Financial common stock issued for exchange, subject to adjustment for fractional shares. Cash for any fractional shares of Standard AVB Financial common stock was based on $26.60 for each whole share, based on the average closing price of Standard Financial common stock for the five trading days immediately preceding the merger date. In addition, each option to purchase Allegheny Valley common stock was converted into an option to purchase Standard AVB Financial common stock at the same terms and conditions as were applicable prior to the holding company merger, except that the number of shares of Standard AVB Financial common stock issuable upon exercise of a converted option was adjusted by multiplying the number of shares of Allegheny Valley common stock issuable by 2.083. Additionally, the exercise price per share of a converted option was adjusted by dividing the exercise price per share of the Allegheny Valley option by 2.083. Additionally, at the consummation of the holding company merger, each Allegheny Valley restricted stock award became fully vested and was converted into the right to receive the Merger Consideration.

The acquired assets and assumed liabilities were measured at estimated fair values. Management made significant estimates and exercised significant judgement in accounting for the acquisition. Management measured loan fair values based on loan file reviews, appraised collateral values, expected cash flows, historical loss factors of Allegheny Valley and charge-off statistics published by the FDIC. The Company also recorded an identifiable intangible asset representing the core deposit base of Allegheny Valley based on management’s evaluation of the cost of deposits relative to alternative funding sources. Management used significant estimates including the average lives of depository accounts, future interest rate levels, and the cost of servicing various depository products. Management used market quotations to determine the fair value of investment securities.

The merger resulted in the acquisition of loans with and without evidence of credit quality deterioration. The fair value of the loan portfolio included separate adjustments to reflect a credit risk and marketability component and a yield component reflecting the differential between portfolio and market yields. Allegheny Valley loans were deemed impaired at the acquisition date if the Company did not expect to receive all contractually required payments at the acquisition date. At the acquisition date, the Company recorded $2,467,000 of purchased credit impaired loans. These loans were reserved at 100% given the unlikelihood of collection of the principal and interest on the loans.

Allegheny Valley’s loans without evidence of credit deterioration were fair valued by discounting both expected principal and interest cash flows using observable discount rates for similar instruments that a market participant would consider in determining fair value. Additionally, consideration was given to management’s best estimates of default rates and payment speeds. At acquisition date, Allegheny Valley’s loan portfolio without evidence of deterioration totaled $316,448,000 and was recorded at a fair value of $311,736,000, which included an interest rate adjustment of $861,000 and a general credit adjustment of $3,851,000.

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
June 30, 2017

(14)	Merger with Allegheny Valley Bancorp, Inc. (Continued)

The following table summarizes the merger with Allegheny Valley as of April 7, 2017:

(Dollars in thousands, except per share data)

Purchase Price Consideration in Common Stock
AVLY common shares settled for stock	1,040,924
Exchange Ratio	2.083
Standard AVB Financial Corp. shares issued	2,168,097
Value assigned to Standard AVB Financial common share	$26.60
Purchase price per share	$55.41
Purchase price assigned AVLY common shares exchanged for Standard AVB Financial Corp.		$57,672

Net Assets Acquired:
AVLY shareholders' equity	$48,398
AVLY Goodwill	(8,144)
Total tangible equity	$40,254

Adjustments to reflect assets acquired at fair value:
Loans
Interest rate	(861)
General Credit	(3,851)
Specific Credit-non amortizing	(2,467)
Elimination of existing loan ALLL	3,886
Certificates of Deposit Yield Premium	(902)
Core Deposit Intangible	4,116
Fixed assets	384
Deferred Tax Asset	(103)
		$40,456
Goodwill resulting from the merger		$17,216

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
June 30, 2017

(14)	Merger with Allegheny Valley Bancorp, Inc. (Continued)

The following condensed statement reflects the values assigned to Allegheny Valley. net assets as of the acquisition date:

Total Purchase Price		$57,672

Net Assets Acquired:
Cash	9,611
Securities available for sale	95,919
Loan	311,736
Premises	4,434
Accrued Interest receivable	1,144
Bank-owned life insurance	6,486
Deferred tax assets	-
Core deposit intangible	4,116
Other assets	7,481
Time deposits	(70,422)
Deposits other than time deposits	(263,522)
Borrowings	(64,624)
Accrued interest payable Other liabilities	(1,903)
		40,456

Goodwill resulting from the AVLY merger		$17,216

The Company recorded goodwill and other intangibles associated with the merger totaling $21,332,000. Goodwill is not amortized, but is periodically evaluated for impairment. The Company did not recognize any impairment during the nine months ended June 30, 2017. The carrying amount of goodwill at June 30, 2017 related to the Allegheny Valley merger was $17,216,000, of which none is deductible for tax purposes.

Identifiable intangibles are amortized to their estimated residual values over the expected useful lives of such assets. The gross carrying amount of the core deposit intangible at June 30, 2017 was $3,858,000 with $258,000 of accumulated amortization as of that date.

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
June 30, 2017

(14)	Merger with Allegheny Valley Bancorp, Inc. (Continued)

As of June 30, 2017, the current year and estimated future amortization expense for the core deposit intangible is (dollars in thousands):

Remaining 2017	$257
2018	900
2019	676
2020	508
2021	380
2022	325
2023	325
2024	325
2025	162

$3,858

Results of operations for Allegheny Valley prior to the acquisition date are not included in the Consolidated Statement of Income for the three and nine month periods ended June 30, 2017. The following table presents financial information regarding the former Allegheny Valley operations that are included in the Consolidated Statement of Income for the three and nine months ended June 30, 2017.

Actual From Acquisition
Date
Through June 30,
2017
(in thousands)

Net interest income	$3,259
Noninterest income	568
Net income	$1,214

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
June 30, 2017

(14) Merger with Allegheny Valley Bancorp, Inc. (Continued)

The following table presents unaudited pro forma information as if the acquisition of Allegheny Valley had occurred on October 1, 2016. This has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the acquisition occurred as of the beginning of the periods presented, nor is it indicative of future results. Furthermore, the unaudited pro forma information does not reflect management’s estimate of any revenue-enhancing opportunities nor anticipated cost savings as a result of the integration and consolidation of the acquisition. Merger and acquisition costs and amortization of fair value adjustments are included in the amounts below.

	Proformas
	Nine-month period ended June 30,
	2017	2016
	(in thousands, except per share data)

Net interest income	$21,706	$21,276
Noninterest income	4,238	3,811
Net income	1,668	5,326
Pro forma earnings per share:
Basic	$0.53	$1.15
Diluted	$0.51	$1.13

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides further detail to the financial condition and results of operations of the Company. The section should be read in conjunction with the notes and unaudited consolidated financial statements presented elsewhere in this report.

The Company’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of June 30, 2017 have remained unchanged from the disclosures presented in the Company’s audited financial statements for the year ended September 30, 2016 contained in the Company’s definitive prospectus dated February 1, 2017 (the “Prospectus”) as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on February 3, 2017.

Standard AVB Financial Corp. is a Maryland corporation that provides a wide array of retail and commercial financial products and services to individuals, families and businesses through 18 banking offices located in the Pennsylvania counties of Allegheny, Westmoreland and Bedford and Allegany County, Maryland through its wholly-owned subsidiary Standard Bank.

Comparison of Financial Condition at June 30, 2017 and September 30, 2016

General. The Company’s total assets as of June 30, 2017 were $977.4 million compared to $495.2 million at September 30, 2016, an increase of $482.2 million due primarily to the acquisition of Allegheny Valley.

Cash and Cash Equivalents. Cash and cash equivalents increased $2.0 million, or 11.4%, to $20.2 million at June 30, 2017 from $18.2 million at September 30, 2016. Cash from customers into deposit accounts, loan and security repayments and proceeds from borrowed funds typically increase these accounts. Decreases result from customer withdrawals, new loan originations, purchases of investment securities and repayment of borrowed funds.

Investment Securities. Investment securities available for sale increased $38.9 million to $83.2 million at June 30, 2017 from $44.2 million at September 30, 2016. The increase in the securities portfolio includes $47.4 million of securities acquired from Allegheny Valley. Purchases of investment securities during the nine months ended June 30, 2017 were $4.4 million, offset by calls and maturities of municipals and government agency bonds totaling $4.7 million. In addition, sales of investment securities were $6.3 million during the nine months ended June 30, 2017.

Mortgage-Backed Securities. The Company’s mortgage-backed securities available for sale increased $43.2 million to $62.8 million at June 30, 2017 from $19.7 million at September 30, 2016. The increase in the mortgage-backed securities portfolio includes $48.5 million of securities acquired from Allegheny Valley. Purchases of mortgage-backed securities totaled $15.6 million, offset by repayments of $8.0 million during the nine month period. Sales of mortgage-backed securities were $15.6 million during the nine months ended June 30, 2017.

Loans. At June 30, 2017, net loans were $733.4 million, or 75.0% of total assets compared to $378.1 million, or 76.3% of total assets at September 30, 2016. The $355.3 million, or 94.0% increase in total loans was due to the acquisition as well as net organic loan growth. The acquisition resulted in a net increase in loans receivable of $311.7 million on April 7, 2017. Included in the total increase to loans receivable as of June 30, 2017 were increases in 1-4 family residential and construction loans, commercial real estate loans, commercial business loans and home equity loans and lines of credit of $89.7 million or 53.6%, $173.9 million or 145.1%, $38.2 million or 258.2% and $48.7 million or 61.6%, respectively.

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

Deposits increased $344.1 million, or 93.3%, to $712.7 million at June 30, 2017 from $368.6 million at September 30, 2016. The increase includes $333.9 million of deposits acquired from Allegheny Valley. In addition, there were increases of $8.5 million in certificate of deposit accounts and $1.6 million in demand and savings accounts during the nine months ended June 30, 2017. The increase in certificate of deposit accounts was due primarily to customer preference for longer term certificates of deposits as interest rates have increased.

Borrowings. Our borrowings consist of overnight borrowings and advances from the Federal Home Loan Bank of Pittsburgh and funds borrowed under repurchase agreements. Short-term borrowings increased $80.5 million, or 100%, at June 30, 2017 from no short-term borrowings at September 30, 2016. Borrowings assumed in the acquisition totaled $64.6 million. Federal Home loan bank advances decreased $5.9 million to $42.9 million from $48.8 million at September 30, 2016. The decrease was due primarily to repayment and maturity of Federal Home Loan Bank advances.

Stockholders’ Equity. Stockholders’ equity increased $59.4 or 81.3%, to $132.4 million at June 30, 2017 from $73.0 million at September 30, 2016. The increase was due primarily to the issuance of stock as merger consideration for the acquisition of Allegheny Valley. In addition, net income of $1.5 million for the nine months ended June 30, 2017 and the exercise of stock options valued at $496,000, was partially offset by dividends paid as of the nine months ended June 30, 2017 of $1.6 million.

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

	For the Three Months Ended June 30, 2017
	2017			2016
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$714,795	$7,223	4.00%	$365,740	$3,592	3.93%
Investment and mortgage-backed securities	152,737	986	2.56%	65,537	391	2.39%
FHLB stock	8,184	92	4.47%	3,299	42	5.09%
Interest-earning deposits	19,291	34	0.70%	19,029	14	0.29%
Total interest-earning assets	895,007	8,335	3.74%	453,605	4,039	3.56%
Noninterest-earning assets	68,392			31,074
Total assets	$963,399			$484,679
Interest-bearing liabilities:
Savings accounts	$157,177	46	0.12%	$102,726	37	0.14%
Certificates of deposit	215,221	735	1.37%	134,762	589	1.75%
Money market accounts	100,848	59	0.23%	24,719	17	0.28%
Demand and NOW accounts	91,989	34	0.15%	62,357	21	0.13%
Total deposits	565,235	874	0.62%	324,564	664	0.82%
Federal Home Loan Bank borrowings	117,275	382	1.57%	53,421	209	1.56%
Securities sold under agreements to repurchase	2,373	-	0.00%	2,239	-	0.00%
Total interest-bearing liabilities	684,883	1,256	0.74%	380,224	873	0.92%
Noninterest-bearing deposits	140,895			29,028
Noninterest-bearing liabilities	6,677			2,817
Total liabilities	832,455			412,069
Stockholders' equity	130,944			72,610
Total liabilities and stockholders' equity	$963,399			$484,679

Net interest income		$7,079			$3,166
Net interest rate spread (1)			3.00%			2.64%
Net interest-earning assets (2)	$210,124			$73,381
Net interest margin (3)			3.17%			2.79%
Average interest-earning assets to interest-bearing liabilities	130.68%			119.30%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Nine Months Ended June 30,
	2017			2016
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$495,746	$14,715	3.91%	$360,272	$10,751	3.98%
Investment and mortgage-backed securities	91,327	1,688	2.44%	66,012	1,233	2.49%
FHLB and ACBB stock	4,846	165	4.54%	3,446	128	4.95%
Interest earning deposits	12,949	53	0.54%	13,437	25	0.25%
Total interest-earning assets	604,868	16,621	3.67%	443,167	12,137	3.65%
Noninterest-earning assets	42,694			31,241
Total assets	$647,562			$474,408
Interest-bearing liabilities:
Savings accounts	$120,495	119	0.13%	$103,649	110	0.14%
Certificates of deposit	164,237	1,910	1.55%	129,103	1,732	1.79%
Money market accounts	51,202	106	0.28%	16,301	26	0.21%
Demand and NOW accounts	80,199	82	0.14%	66,038	62	0.13%
Total deposits	416,133	2,217	0.71%	315,091	1,930	0.82%
Federal Home Loan Bank advances	70,974	776	1.46%	57,239	634	1.48%
Securities sold under agreements to repurchase	2,265	2	0.12%	2,014	2	0.13%
Total interest-bearing liabilities	489,372	2,995	0.82%	374,344	2,566	0.91%
Noninterest-bearing deposits	61,891			23,634
Noninterest-bearing liabilities	3,810			2,870
Total liabilities	555,073			400,848
Stockholders' equity	92,489			73,560
Total liabilities and stockholders' equity	$647,562			$474,408

Net interest income		$13,626			$9,571
Net interest rate spread (1)			2.85%			2.74%
Net interest-earning assets (2)	$115,496			$68,823
Net interest margin (3)			3.01%			2.88%
Average interest-earning assets to interest-bearing liabilities	123.60%			118.38%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended June 30, 2017 and 2016

General. Net income for the quarter ended June 30, 2017 was $385,000 compared to $866,000 for the quarter ended June 30, 2016, a decrease of $481,000, or 55.5%. Earnings per share for the current period were $0.09 for basic and $0.08 for fully diluted compared to $0.37 for basic and $0.36 for fully diluted for the similar period in 2016.

The Company’s annualized return on average assets (ROA) and return on average equity (ROE) for the quarter were 0.16% and 1.17%, respectively, compared to 0.71% and 4.77% for the same period in 2016.

Net Interest Income. Net interest income for the quarter ended June 30, 2017 was $7.1 million, an increase of 123.6% compared to the $3.2 million reported for the quarter ended June 30, 2016. Our net interest rate spread and net interest margin were 3.00% and 3.17%, respectively for the three months ended June 30, 2017, compared to 2.64% and 2.79% for the three months ended June 30, 2016, respectively.

Interest and Dividend Income. Total interest and dividend income increased by $4.3 million, or 106.4%, to $8.3 million for the three months ended June 30, 2017 compared to the same period in the prior year. The increase was due primarily due to an increase in interest and fees on loans (including the interest and fees on loans acquired through the Allegheny Valley acquisition). Average interest-earning assets increased to $895.0 million for the three months ended June 30, 2017 from $453.6 million for the same period in 2016. The average yield on interest-earning assets increased to 3.74% for the three months ended June 30, 2017 from 3.56% for the same period in the prior year.

Interest income on loans increased $3.6 million, or 101.1%, to $7.2 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The average yield on loans receivable increased to 4.00% for the three months ended June 30, 2017 from 3.93% for the same period in the prior year. The increase in average yield was primarily attributable to the origination of new loans at higher interest rates. Average loans receivable increased by $349.1 million, or 95.4%, to $714.8 million for the three months ended June 30, 2017 from $365.7 million for the same period in the prior year due mainly to growth from the acquisition, and increased loan production during the quarter.

Interest income on investment and mortgage-backed securities increased by $595,000, or 152.2%, to $986,000 for the three months ended June 30, 2017. The increase was due primarily to an increase in the average balance of investment and mortgage backed securities of $87.2 million or 133.1% to $152.7 million for the three months ended June 30, 2017 compared to the prior period due primarily to the acquisition. In addition, the average yield earned on investments and mortgage-backed securities increased to 2.56% for the three months ended June 30. 2017 from 2.39% for the same period in the prior year.

Interest Expense. Total interest expense increased by $383,000, or 43.9%, to $1.3 million for the three months ended June 30, 2017 from $873,000 for the same period in the prior year. This increase in interest expense was due to an increase in the average balance of interest-bearing liabilities of $304.7 million, or 80.1%, to $684.9 million for the three months ended June 30, 2017 from $380.2 million for the same period in the prior year, due primarily to the deposits acquired from Allegheny Valley. Partially offsetting this increase was a decrease in the average cost of interest-bearing liabilities to 0.74% for the three months ended June 30, 2017 from 0.92% for the same prior year period.

Interest expense on deposits increased by $210,000, or 31.6%, to $874,000 for the three months ended June 30, 2017 from $664,000 for the same period in the prior year. The average balance of deposits increased $240.7 million, or 74.2% for the three months ended June 30, 2017, compared to the prior period. The increase is due primarily to the acquisition, and net inflows in certificates of deposits as customer preferences from short-term deposits to longer term certificates shifted with the recent rise in interest rates. The average cost of deposits declined to 0.62% for the three months ended June 30, 2017 from 0.82% for the three months ended June 30, 2016, due primarily to the increased balance of non-interest bearing deposits from the acquisition.

Interest expense on borrowed funds increased $173,000, or 82.8%, to $382,000 for the three months ended June 30, 2017 from $209,000 for the same period in the prior year. The average balance of advances increased $63.9 million, or 119.5%, to $117.3 million for the three months ended June 30, 2017 compared to the same period in the prior year due primarily to the borrowings assumed as a result of the acquisition. The average cost of borrowings increased to 1.57% for the quarter ended June 30, 2017 from 1.56% for the quarter ended June 30, 2016.

Provision for Loan Losses. The provision for loan losses recorded for the three months ended June 30, 2017 was $167,000, compared to no provision recorded in the prior year, due in part to the increased balance of loans outstanding. Non-performing loans were $4.8 million or 0.65% of total loans at June 30, 2017, $1.1 million or 0.28% of total loans at September 30, 2016 and $1.3 million or 0.35% of total loans at June 30, 2016. The increase in non-performing loans is due to the acquisition, however an adjustment of $3.8 million was allocated to the loans acquired in the merger as part of the general credit mark. The allowance for loan losses to non-performing loans was 82.4% at June 30, 2017 compared to 359.8% at June 30, 2016. The decrease in the allowance ratio was due to the adjustments to reflect the fair value of the loans acquired in the acquisition. In management’s judgment, the allowance for loan losses is at a sufficient level that reflects the losses inherent in our loan portfolio relative to loan mix, economic conditions and historical loss experience. See “Non-Performing and Problem Assets” for additional information.

Noninterest Income. Noninterest income increased $575,000, or 93.5%, to $1.2 million for the three months ended June 30, 2017 from $615,000 for the same period in 2016. The increase was due mainly to increased service charges on deposits and higher investment management fees, primarily related to the acquisition.

Noninterest Expenses. Noninterest expenses increased by $5.0 million or 194.7%, to $7.6 million for the three months ended June 30, 2017 compared to the same period in the prior year. The increase was due primarily to merger-related expenses of $2.8 million, an increase in compensation and employee benefits expenses of $1.1 million for the quarter ended June 30, 2017 compared to the same period in the prior year and an increase in other operating expenses of $454,000 compared to the prior year quarter, each as a result of including operations of Allegheny Valley Bank beginning as of close of business April 7, 2017.

Income Tax Expense. The Company recorded a provision for income tax of $140,000 for the three months ended June 30, 2017 compared to $344,000 for the three months ended June 30, 2016. The effective tax rate was 26.7% for the three months ended June 30, 2017 and 28.4% for the three months ended June 30, 2016. The decrease in income tax expense was due primarily to the lower level of taxable income and an adjustment for the true-up of the 2016 tax return.

Comparison of Operating Results for the Nine Months Ended June 30, 2017 and 2016

General. Net income for the nine months ended June 30, 2017 was $1.5 million compared to $2.6 million for the nine months ended June 30, 2016, a decrease of $1.1 million or 42.8%. Earnings per share for the current period were $0.49 for basic and $0.47 for fully diluted compared to $1.07 for basic and $1.03 for fully diluted for the similar period in 2016.

The Company’s annualized return on average assets (ROA) and return on average equity (ROE) for the nine months ended June 30, 2017 were 0.31% and 2.17%, respectively, compared to 0.74% and 4.77% for the same period in 2016.

Net Interest Income. Net interest income for the nine months ended June 30, 2017 was $13.6 million compared to $9.6 million for the nine months ended June 30, 2016. Our net interest rate spread and net interest margin were 2.85% and 3.01%, respectively for the nine months ended June 30, 2017 compared to 2.74% and 2.88% for the same period in the prior year.

Interest and Dividend Income. Total interest and dividend income increased by $4.5 million, or 36.9%, to $16.6 million for the nine months ended June 30, 2017 compared to the same period in the prior year. The increase was due primarily to an increase in interest and fees on loans related to the acquisition. Average interest-earning assets increased to $604.9 million for the nine months ended June 30, 2017 from $443.2 million for the same period in the prior year. The average yield on interest-earning assets increased to 3.67% for the nine months ended June 30, 2017 from 3.65% for the same period in the prior year.

Interest income on loans increased $4.0 million, or 36.9%, to $14.7 million for the nine months ended June 30, 2017 compared to the same period in the prior year. The average balance of loans receivable increased $135.5 million or 37.6%, to $495.7 million for the nine months ended June 30, 2017, from $360.3 million for the same period in the prior year due mainly to growth from the acquisition and an increase in originations of one-to-four family residential and commercial real estate loans. The average yield on loans receivable decreased to 3.91% for the nine months ended June 30, 2017 from 3.98% for the same period in the prior year.

Interest income on investment and mortgage-backed securities increased by $455,000, or 37.0%, to $1.7 million for the nine months ended June 30, 2017 from $1.2 million for the same period in the prior year. This increase was due primarily to an increase in the average balance of investment and mortgage-backed securities of $25.3 million or 38.3%, to $91.3 million for the nine months ended June 30, 2017 from $66.0 million for the same period in the prior year. The average yield on investments and mortgage-backed securities decreased to 2.44% for the nine months ended June 30, 2017 from 2.49% for the same period in the prior year.

Interest Expense. Total interest expense increased by $429,000, or 16.7%, to $3.0 million for the nine months ended June 30, 2017 compared to the same period in the prior year. The average balance of interest-bearing liabilities increased $115.0 million, or 30.7%, to $489.4 million for the nine months ended June 30, 2017 from $374.3 million for the same period in the prior year. The average cost of interest-bearing liabilities decreased to 0.82% for the nine months ended June 30, 2017 from 0.91% for the same prior year period.

Interest expense on deposits increased $287,000, or 14.9%, to $2.2 million for the nine months ended June 30, 2017 from $1.9 million for the same period in the prior year. The average balance of deposits increased $101.0 million, or 32.1% to $416.1 million for the nine months ended June 30, 2017, compared to $315.1 million for the prior period. The average cost of deposits declined from 0.82% for the nine months ended June 30, 2016 to 0.71% for the nine months ended June 30, 2017, due primarily to higher yielding, maturing certificates of deposit being replaced by lower yielding certificate products and the addition of non-interest bearing deposits as a result of the acquisition.

Interest expense on borrowings increased $142,000, or 22.4%, to $776,000 for the nine months ended June 30, 2017 from $634,000 for the same period in the prior year. The average balance of borrowings increased $13.7 million, or 24.0%, to $71.0 million for the nine months ended June 30, 2017 compared to $57.2 million for the prior period. The average cost of advances was 1.46% for the nine months ended June 30, 2017 compared to 1.47% for the nine months ended June 30, 2016.

Provision for Loan Losses. A provision for loan losses of $207,000 was recorded for the nine months ended June 30, 2017 compared to no provision for the same period in the prior year due in part to an increased balance of loans outstanding. The provision that was recorded was sufficient, in management’s judgment, to bring the allowance for loan losses to a level that reflects the losses inherent in our loan portfolio relative to loan mix, economic conditions and historical loss experience. See “Non-Performing and Problem Assets” for additional information.

Noninterest Income. Noninterest income decreased $476,000, or 25.1%, to $2.4 million for the nine months ended June 30, 2017 from $1.9 million for the same period in the prior year. The increase was due mainly to increased service charges on deposits and higher investment management fees, primarily related to the acquisition and higher loan sale gains, partially offset by lower net gains on sales of securities.

Noninterest Expenses. Noninterest expenses increased by $5.8 million, or 74.8% to $13.5 million for the nine months ended June 30, 2017 compared to the same period in the prior year. The increase was due primarily to merger related expenses of $3.4 million. In addition, compensation and employee benefits increased $1.1 million for the nine months ended June 30, 2017 compared to the same period in the prior year due primarily to the addition of Allegheny Valley Bank’s operations beginning close of business April 7, 2017. Other operating expenses increased $600,000, or 55.6%, for the nine months ended June 30, 2017 compared to the same period in the prior year. The primary reason for the increase in other operating expenses was the acquisition.

Income Tax Expense. The Company recorded a provision for income tax of $806,000 for the nine months ended June 30, 2017 compared to $1.1 million for the nine months ended June 30 2016. The effective tax rate was 34.8% for the nine months ended June 30, 2017 and 29.9% for the nine months ended June 30, 2016. The decrease in income tax expense was due primarily to the lower level of taxable income. The increase in the effective tax rate is due to a lower level of nontaxable income, offset by certain nondeductible merger expenses.

Non-Performing and Problem Assets

Loans in arrears 90 days or more or in process of foreclosure (non-accrual loans) were as follows:

			Percentage of
	Number of Loans	Amount	Loans Receivable
	(Dollars in thousands)

June 30, 2017	35	$3,977	0.54%
September 30, 2016	13	689	0.18

At June 30, 2017 and September 30, 2016, the Company had impaired loans totaling $2.5 million and $467,000, respectively. The largest impaired loan was a commercial real estate secured loan with a balance of $1.9 million at June 30, 2017. At September 30, 2016, the largest impaired loan was also a commercial real estate secured loan which had a balance of $367,000. Included in impaired loans at both June 30, 2017 and September 30, 2016, was one loan that although not over 90 days delinquent, was considered impaired based on the recent delinquency issues and an analysis of the borrower’s financial performance.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments and sales, borrowings from the Federal Home Loan Bank of Pittsburgh, repurchase agreements and maturities, principal repayments and the sale of available-for-sale securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee, under the direction of our Chief Financial Officer, is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. At June 30, 2017 the Company’s cash and cash equivalents amounted to $20.2 million. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2017.

Certificates of deposit due within one year of June 30, 2017 totaled $74.3 million, or 10.4% of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan and securities sales, repurchase agreements and Federal Home Loan Bank advances. Standard believes, however, based on historical experience and current market interest rates, it will retain upon maturity a large portion of its certificates of deposit with maturities of one year or less.The maximum borrowing capacity at the FHLB at June 30, 2017 was $245.5 million.

Our stockholder’s equity was $132.4 million at June 30, 2017, an increase of $59.3 million or 81.3% from $73.0 million at September 30, 2016. The increase was due primarily to the issuance of 2,168,097 shares of stock as merger consideration in the acquisition. Also contributing to the increase was net income of $1.5 million, amortization of stock awards and options under our stock compensation plans of $532,000, an increase in other comprehensive income of $418,000 and common stock earned by participants in the employees stock ownership plan of $163,000. These increases were partially offset by dividends paid of $1.6 million.

Current regulatory requirements specify that the Bank and similar institutions must maintain regulatory capital sufficient to meet tier 1 leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios of at least 4.00%, 4.50%, 6.00% and 8.00%, respectively. At June 30, 2017, Standard Bank was in compliance with all regulatory capital requirements ratios of 10.74%, 15.2%, 15.2% and 15.8%, respectively, and was considered “well capitalized” under regulatory guidelines.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At June 30, 2017, Standard had $113.0 million in loan commitments outstanding, $52.3 million of which were for commercial real estate loans and $3.3 million which were for one- to four-family loans. In addition to commitments to originate loans, Standard had $28.9 million in unused lines of credit to borrowers and $5.9 million in undisbursed funds for construction loans in process. Certificates of deposit due within one year of June 30, 2017 totalled $74.3 million, or 10.4% of total deposits. If these deposits do not remain with Standard, Standard may be required to seek other sources of funds, including loan and securities sales, repurchase agreements and FHLB advances. Standard believes, however, based on historical experience and current market interest rates, it will retain upon maturity a large portion of its certificates of deposit with maturities of one year or less.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

ITEM 3.            Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

ITEM 4.            Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2017. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2017, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business. At June 30, 2017, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit
Number	Description

3.1	Articles of Incorporation of Standard AVB Financial Corp., as amended (1)

3.2	Bylaws of Standard AVB Financial Corp., as amended (2)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0	The following materials for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition, (ii) Statements of Income, (iii) Statements of Comprehensive Income, (iv) Statements of Changes in Stockholder’s Equity, (v) Statements of Cash Flows, and (vi) Notes to Financial Statements

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4, as amended (Commission File No. 333-215069).
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4, as amended (Commission File No. 333-215069).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD AVB FINANCIAL CORP.

Date: August 14, 2017	/s/ Timothy K. Zimmerman
Timothy K. Zimmerman
Chief Executive Officer

Date: August 14, 2017	/s/ Susan Parente
Susan Parente
Executive Vice President and Chief Financial Officer

