Form 10-Q
period 2016-12-31
Standard AVB Financial Corp.
filed 2017-09-29
CIK 1492915

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

OR

☒	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from October 1, 2016 to December 31, 2016

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

Former Fiscal Year: September 30

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

YES        ☐        NO ☒

4,781,323 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of September 20, 2017.

Standard AVB Financial Corp.

EXPLANATORY NOTE

On August 29, 2016, Standard Financial Corp. and Allegheny Valley Bancorp, Inc. (“Allegheny Valley”) entered into an Agreement and Plan of Merger, which contemplated that Allegheny Valley would merge with and into Standard Financial Corp., with Standard Financial Corp. as the surviving entity to be known as “Standard AVB Financial Corp.” (the “Company”). On April 7, 2017, Allegheny Valley merged with and into Standard Financial Corp. Accordingly, the Company is now referred to as “Standard AVB Financial Corp.” This Quarterly Report on Form 10-Q solely addresses the financial condition and operations of Standard Financial Corp. at and as of December 31, 2016, as the merger transaction with Allegheny Valley was consummated subsequent to the end of that quarter.

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

On August 22, 2017 the Company changed its fiscal year end to December 31. As a result, the Company will file its Annual report on Form 10-K for the period ended December 31, 2017 and this transition Form 10-Q for the period ended December 31, 2016.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Standard Financial Corp.

Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)

	December 31,	September 30,
	2016	2016
	(Unaudited)
ASSETS
Cash on hand and due from banks	$1,924	$1,786
Interest-earning deposits in other institutions	8,596	16,375
Cash and Cash Equivalents	10,520	18,161

Investment securities available for sale, at fair value	42,948	44,250
Mortgage-backed securities available for sale, at fair value	17,733	19,653
Certificate of deposit	500	500
Federal Home Loan Bank stock, at cost	3,171	3,161
Loans receivable, net of allowance for loan losses of $3,837 and $3,800	381,532	378,080
Loans held for sale	-	234
Foreclosed real estate	251	281
Office properties and equipment, at cost, less accumulated depreciation and amortization	3,209	3,155
Bank-owned life insurance	15,044	14,946
Goodwill	8,769	8,769
Accrued interest receivable and other assets	4,319	4,029

TOTAL ASSETS	$487,996	$495,219

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Demand, savings and club accounts	$224,630	$231,378
Certificate accounts	137,557	137,256

Total Deposits	362,187	368,634

Federal Home Loan Bank advances	47,668	48,856
Securities sold under agreements to repurchase	2,342	1,964
Advance deposits by borrowers for taxes and insurance	28	10
Accrued interest payable and other liabilities	2,781	2,743

TOTAL LIABILITIES	415,006	422,207

Stockholders' Equity
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value per share, 40,000,000 shares authorized, 2,606,725 and 2,585,125 shares outstanding, respectively	26	26
Additional paid-in-capital	16,626	16,071
Retained earnings	59,107	58,810
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,992)	(2,031)
Accumulated other comprehensive (loss) income	(777)	136

TOTAL STOCKHOLDERS' EQUITY	72,990	73,012

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$487,996	$495,219

See accompanying notes to the unaudited consolidated financial statements.

Standard Financial Corp.

Consolidated Statements of Income

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,
	2016	2015
Interest and Dividend Income
Loans, including fees	$3,726	$3,553
Mortgage-backed securities	80	133
Investments:
Taxable	72	98
Tax-exempt	209	222
Interest-earning deposits and federal funds sold	10	1
Total Interest and Dividend Income	4,097	4,007

Interest Expense
Deposits	678	627
Federal Home Loan Bank advances	200	204
Securities sold under agreements to repurchase	1	1
Total Interest Expense	879	832

Net Interest Income	3,218	3,175

Provision for Loan Losses	40	-

Net Interest Income after Provision for Loan Losses	3,178	3,175

Noninterest Income
Service charges	403	414
Earnings on bank-owned life insurance	124	122
Net securities gains (losses)	33	(2)
Net loan sale gains	37	19
Annuity and mutual fund fees	56	49
Other income	47	50
Total Noninterest Income	700	652

Noninterest Expenses
Compensation and employee benefits	1,586	1,660
Data processing	117	112
Premises and occupancy costs	317	293
Core deposit amortization	-	15
Automatic teller machine expense	90	82
Federal deposit insurance	39	57
Other operating expenses	469	370
Merger related expenses	307	-
Total Noninterest Expenses	2,925	2,589

Income before Income Tax Expense	953	1,238

Income Tax Expense
Federal	377	328
State	17	44
Total Income Tax Expense	394	372

Net Income	$559	$866
Earnings Per Share:
Basic earnings per common share	$0.23	$0.34
Diluted earnings per common share	$0.23	$0.33

Cash dividends paid per common share	$0.110	$0.085
Basic weighted average shares outstanding	2,393,328	2,547,021
Diluted weighted average shares outstanding	2,470,797	2,642,299

See accompanying notes to the unaudited consolidated financial statements.

Standard Financial Corp.

Consolidated Statements of Comprehensive (Loss) Income

(In thousands)

(Unaudited)

	Three Months Ended December 31,
	2016	2015

Net Income	$559	$866

Other comprehensive loss:

Change in unrealized gain on securities available for sale	(1,350)	(85)
Tax effect	459	29

Reclassification adjustment for losses (gains) realized in income	(33)	2
Tax effect	11	(1)
Total other comprehensive loss	(913)	(55)

Total Comprehensive (Loss) Income	$(354)	$811

See accompanying notes to the unaudited consolidated financial statements.

Standard Financial Corp.

Consolidated Statement of Changes in Stockholders' Equity

(Dollars in thousands, except per share data)

(Unaudited)

					Accumulated
		Additional		Unearned	Other	Total
	Common	Paid-In	Retained	ESOP	Comprehensive	Stockholders'
	Stock	Capital	Earnings	Shares	Income (Loss)	Equity

Balance, September 30, 2016	$26	$16,071	$58,810	$(2,031)	$136	$73,012

Net income	-	-	559	-	-	559

Other comprehensive loss	-	-	-	-	(913)	(913)

Cash dividends ($0.11 per share)	-	-	(262)	-	-	(262)

Stock options exercised	-	396	-	-	-	396

Compensation expense on stock awards	-	112	-	-	-	112

Compensation expense on ESOP	-	47	-	39	-	86

Balance, December 31, 2016	$26	$16,626	$59,107	$(1,992)	$(777)	$72,990

See accompanying notes to the unaudited consolidated financial statements.

Standard Financial Corp.

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Three Months Ended December 31,
	2016	2015
Net income	$559	$866
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	115	68
Provision for loan losses	40	-
Net losses (gains) on securities	(33)	2
Origination of loans held for sale	(2,215)	(1,272)
Proceeds from sale of loans held for sale	2,486	1,405
Net loan sale gains	(37)	(19)
Compensation expense on ESOP	86	93
Compensation expense on stock awards	112	113
Deferred income taxes	470	(33)
Increase in accrued interest receivable and other assets	(290)	(3)
Earnings on bank-owned life insurance	(124)	(122)
Increase (decrease) in accrued interest payable and other liabiliites	38	(60)
Other, net	34	38
Net Cash Provided by Operating Activities	1,241	1,076
Cash Flows Used in Investing Activities
Net increase in loans	(3,492)	(6,209)
Purchases of investment securities	(844)	(4,363)
Proceeds from maturities/principal repayments/calls of investment securities	948	3,170
Proceeds from maturities/principal repayments/calls of mortgage-backed securities	1,553	1,372
Proceeds from sales of investment securities	154	130
Purchase of Federal Home Loan Bank stock	(85)	(651)
Redemption of Federal Home Loan Bank stock	75	386
Proceeds from sales of foreclosed real estate	22	8
Net purchases of office properties and equipment	(108)	(123)
Net Cash Used in Investing Activities	(1,777)	(6,280)
Cash Flows Provided by (Used in) Financing Activities
Net decrease in demand, savings and club accounts	(6,748)	(4,193)
Net increase (decrease) in certificate accounts	301	(564)
Net increase in securities sold under agreements to repurchase	378	156
Repayments of Federal Home Loan Bank advances	(1,188)	(7,189)
Proceeds from Federal Home Loan Bank advances	-	12,712
Net increase in advance deposits by borrowers for taxes and insurance	18	11
Dividends paid	(262)	(218)
Exercise of stock options	396	-
Net Cash (Used in) Provided by Financing Activities	(7,105)	715
Net Decrease in Cash and Cash Equivalents	(7,641)	(4,489)
Cash and Cash Equivalents - Beginning	18,161	15,048
Cash and Cash Equivalents - Ending	$10,520	$10,559
Supplementary Cash Flows Information
Interest paid	$882	$924
Income taxes paid	$168	$426

See accompanying notes to the consolidated unaudited financial statements.

STANDARD FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
December 31, 2016

(1)	Consolidation

The accompanying consolidated financial statements include the accounts of Standard Financial Corp. (the “Company”) and its direct and indirect wholly owned subsidiaries, Standard Bank, PaSB (the “Bank”), and Westmoreland Investment Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

(2)	Basis of Presentation

The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles in the United States. All adjustments (consisting of normal recurring adjustments), which, in the opinion of management are necessary for a fair presentation of the financial statements and to make the financial statements not misleading have been included. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes thereto for the fiscal year ended September 30, 2016 contained in the Company’s definitive prospectus dated February 1, 2017 (the “Prospectus”) as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on February 3, 2017. The results for the three month period ended December 31, 2016 is not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017 or any future interim period. Certain amounts in the 2015 financial statements have been reclassified to conform to the 2016 presentation format. These reclassifications had no effect on stockholders’ equity or net income.

(3)	Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The following table sets forth the computation of basic and diluted EPS for the three months ended December 31, 2016 and 2015 (dollars in thousands, except per share data):

	Three Months Ended December 31,
	2016	2015
Net income available to common stockholders	$559	$866

Basic EPS:
Weighted average shares outstanding	2,393,328	2,547,021
Basic EPS	$0.23	$0.34

Diluted EPS:
Weighted average shares outstanding - Basic	2,393,328	2,547,021
Diluted effect of common stock equivalents	77,469	95,278
Weighted average shares outstanding - Diluted	2,470,797	2,642,299
Diluted EPS	$0.23	$0.33

(4)	Recent Accounting Pronouncements

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

STANDARD FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
December 31, 2016

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
December 31, 2016

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
December 31, 2016

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

STANDARD FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
December 31, 2016

(5)	Investment Securities

Investment securities available for sale at December 31, 2016 and at September 30, 2016 are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2016:
U.S. government and agency obligations due:
Beyond 1 year but within 5 years	$9,000	-	(66)	8,934
Corporate bonds due:
Beyond 1 year but within 5 years	2,028	-	(18)	2,010
Beyond 5 years but within 10 years	506	9	-	515
Municipal obligations due:
Beyond 1 year but within 5 years	7,942	441	(7)	8,376
Beyond 5 years but within 10 years	11,739	24	(213)	11,550
Beyond 10 years	9,756	11	(367)	9,400
Equity securities	2,050	234	(121)	2,163

	$43,021	719	(792)	42,948

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2016:
U.S. government and agency obligations due:
Beyond 1 year but within 5 years	$10,000	$32	$(5)	$10,027
Corporate bonds due:
Beyond 1 year but within 5 years	2,032	-	(7)	2,025
Beyond 5 years but within 10 years	507	2	-	509
Municipal obligations due:
1 year or less	978	12	-	990
Beyond 1 year but within 5 years	3,784	294	-	4,078
Beyond 5 years but within 10 years	12,144	417	-	12,561
Beyond 10 years	11,769	185	(38)	11,916
Equity securities	2,052	207	(115)	2,144

	$43,266	$1,149	$(165)	$44,250

During the three months ended December 31, 2016, gains on sales of investment securities were $33,000 and proceeds from such sales were $154,000. During the three months ended December 31, 2015, losses on sales of investment securities were $2,000 and proceeds from such sales were $130,000.

STANDARD FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
December 31, 2016

(5)	Investment Securities (Continued)

The following table shows the fair value and gross unrealized losses on investment securities and the length of time that the securities have been in a continuous unrealized loss position at December 31, 2016 and at September 30, 2016 (dollars in thousands):

	December 31, 2016
	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. government and agency obligations	$8,934	$(66)	$-	$-	$8,934	$(66)
Corporate bonds	2,009	(18)	-	-	2,009	(18)
Municipal obligations	12,225	(558)	1,207	(29)	13,432	(587)
Equity securities	196	(22)	949	(99)	1,145	(121)

Total	$23,364	$(664)	$2,156	$(128)	$25,520	$(792)

	September 30, 2016
	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. government and agency obligations	1,995	$(5)	$-	$-	$1,995	$(5)
Corporate bonds	$1,021	$(7)	$-	$-	$1,021	$(7)
Municipal obligations	2,803	(38)	-	-	2,803	(38)
Equity securities	171	(13)	570	(102)	741	(115)

Total	$5,990	$(63)	570	(102)	6,560	(165)

At December 31, 2016, the Company held 22 securities in an unrealized loss position. The decline in the fair value of these securities resulted primarily from interest rate fluctuations. The Company does not intend to sell these securities nor is it more likely than not that the Company would be required to sell these securities before their anticipated recovery, and the Company believes the collection of the investment and related interest is probable. Based on the above, the Company considers all of the unrealized losses to be temporary impairment losses.

Investment securities with a carrying value of $18.8 million and $25.9 million were pledged to secure repurchase agreements and public funds accounts at December 31, 2016 and September 30, 2016, respectively.

STANDARD FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
December 31, 2016

(6)	Mortgage-Backed Securities

Mortgage-backed securities available for sale at December 31, 2016 and at September 30, 2016 are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2016:
Government pass-throughs:
Ginnie Mae	$5,129	18	(54)	5,093
Fannie Mae	5,403	93	(18)	5,478
Freddie Mac	5,520	21	(20)	5,521
Private pass-throughs	85	-	-	85
Collateralized mortgage obligations	1,571	1	(16)	1,556

	$17,708	$133	$(108)	$17,733

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2016:
Government pass-throughs:
Ginnie Mae	$5,695	$37	$(17)	$5,715
Fannie Mae	5,806	211	-	6,017
Freddie Mac	6,051	113	-	6,164
Private pass-throughs	87	-	-	87
Collateralized mortgage obligations	1,663	$9	$(2)	$1,670

	$19,302	$370	$(19)	$19,653

During the three months ended December 31, 2016 and 2015, there were no sales of mortgage-backed securities.

STANDARD FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
December 31, 2016

(6)	Mortgage-Backed Securities (Continued)

The following table shows the fair value and gross unrealized losses on mortgage-backed securities and the length of time that the securities have been in a continuous unrealized loss position at December 31, 2016 and at September 30, 2016 (dollars in thousands):

	December 31, 2016
	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Ginnie Mae	$2,352	$(44)	$1,214	$(10)	$3,566	$(54)
Fannie Mae	1,032	$(18)	$-	$-	$1,032	$(18)
Freddie Mac	3,069	$(20)	$-	$-	$3,069	$(20)
Collateralized mortgage obligations	1,494	$(16)	$-	$-	$1,494	$(16)

Total	$7,947	$(98)	1,214	(10)	9,161	$(108)

	September 30, 2016
	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Ginnie Mae	$2,748	$(6)	$1,313	$(11)	$4,061	$(17)
Private pass-throughs	-	-	604	(2)	604	(2)

Total	$2,748	$(6)	$1,917	$(13)	$4,665	$(19)

At December 31, 2016, the Company held seven mortgage-backed security in an unrealized loss position. The decline in the fair value of these securities resulted primarily from interest rate fluctuations. The Company does not intend to sell these securities nor is it more likely than not that the Company would be required to sell them before their anticipated recovery, and the Company believes the collection of the investment and related interest is probable. Based on the above, the Company considers all of the unrealized loss to be temporary impairment loss.

Mortgage-backed securities with a carrying value of $6.0 million and $6.5 million were pledged to secure repurchase agreements and public fund accounts at December 31, 2016 and at September 30, 2016, respectively.

STANDARD FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
December 31, 2016

(7)	Loans Receivable and Related Allowance for Loan Losses

The following table summarizes the primary segments of the loan portfolio as of December 31, 2016 and September 30, 2016 (dollars in thousands):

	Real Estate Loans
	One-to-four-		Home
	family	Commercial	Equity Loans
	Residential and	Real	and Lines		Other
	Construction	Estate	of Credit	Commercial	Loans	Total
December 31, 2016:
Collectively evaluated for impairment	$174,740	$116,229	$77,913	$15,505	$520	$384,907
Individually evaluated for impairment	-	462	-	-	-	462
Total loans before allowance for loan losses	$174,740	$116,691	$77,913	$15,505	$520	$385,369

September 30, 2016:
Collectively evaluated for impairment	$167,512	$119,412	$79,157	$14,779	$553	$381,413
Individually evaluated for impairment	-	467	-	-	-	467
Total loans before allowance for loan losses	$167,512	$119,879	$79,157	$14,779	$553	$381,880

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

STANDARD FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
December 31, 2016

(7)	Loans Receivable and Related Allowance for Loan Losses (Continued)

Consistent with accounting and regulatory guidance, the Company recognizes a TDR when the Bank, for economic or legal reasons related to a borrower's financial difficulties, grants a concession to the borrower that would not normally be considered. Regardless of the form of concession granted, the Company's objective in offering a TDR is to increase the probability of repayment of the borrower's loan. To be considered a TDR, the borrower must be experiencing financial difficulties and the Company, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that would not otherwise be considered. The Company did not have any TDRs at December 31, 2016 or September 30, 2016 nor did they have any TDRs within the preceding year where a concession had been made that then defaulted in the three month periods ending December 31, 2016 or 2015.

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary at December 31, 2016 and September 30, 2016 (dollars in thousands):

	Impaired Loans With Allowance		Impaired Loans Without Allowance	Total Impaired Loans
	Recorded	Related	Recorded	Recorded	Unpaid Principal
	Investment	Allowance	Investment	Investment	Balance
December 31, 2016:
Commercial real estate	$-	$-	$462	$462	$462
Total impaired loans	$-	$-	$462	$462	$462

September 30, 2016:
Commercial real estate	$-	$-	$467	$467	$467
Total impaired loans	$-	$-	$467	$467	$467

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated (dollars in thousands):

	Three months ended December 31,
	2016	2015
Average investment in impaired loans:
Commercial real estate	$467	$750
Total impaired loans	$467	$750

Interest income recognized on impaired loans:
Accrual basis	$-	$-

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

STANDARD FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
December 31, 2016

(7)	Loans Receivable and Related Allowance for Loan Losses (Continued)

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass and the criticized categories of special mention, substandard and doubtful within the internal risk rating system as of December 31, 2016 and September 30, 2016 (dollars in thousands):

		Special
	Pass	Mention	Substandard	Doubtful	Total
December 31, 2016:
First mortgage loans:
One-to-four-family residential and construction	$174,196	$-	$544	$-	$174,740
Commercial real estate	116,229	-	462	-	116,691
Home equity loans and lines of credit	77,812	-	101	-	77,913
Commercial loans	15,505	-	-	-	15,505
Other loans	512	-	8	-	520
Total	$384,254	$-	$1,115	$-	$385,369

September 30, 2016:
First mortgage loans:
One-to-four-family residential and construction	$166,996	$-	$516	$-	$167,512
Commercial real estate	119,412	-	467	-	119,879
Home equity loans and lines of credit	79,084	-	73	-	79,157
Commercial loans	14,779	-	-	-	14,779
Other loans	553	-	-	-	553
Total	$380,824	$-	$1,056	$-	$381,880

STANDARD FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
December 31, 2016

(7)	Loans Receivable and Related Allowance for Loan Losses (Continued)

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of December 31, 2016 and September 30, 2016 (dollars in thousands):

		30-59 Days	60-89 Days	Non-Accrual	90 Days Past	Total
	Current	Past Due	Past Due	(90 Days+)	Due & Accruing	Loans
December 31, 2016:
First mortgage loans:
One-to-four-family residential and construction	$173,138	$739	$319	$544	$-	$174,740
Commercial real estate	116,478	53	60	100	-	116,691
Home equity loans and lines of credit	77,289	460	63	101	-	77,913
Commercial loans	15,505	-	-	-	-	15,505
Other loans	510	2	-	8	-	520
Total	$382,920	$1,254	$442	$753	$-	$385,369

September 30, 2016:
First mortgage loans:
One-to-four-family residential and construction	$166,136	$566	$294	$516	$-	$167,512
Commercial real estate	119,638	80	61	100	-	119,879
Home equity loans and lines of credit	78,888	115	81	73	-	79,157
Commercial loans	14,779	-	-	-	-	14,779
Other loans	550	3	-	-	-	553
Total	$379,991	$764	$436	$689	$-	$381,880

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
December 31, 2016

(7)	Loans Receivable and Related Allowance for Loan Losses (Continued)

The following tables summarize the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment. Activity in the allowance is presented for the three months ended December 31, 2016 and 2015 (dollars in thousands):

	Real Estate Loans
	One-to-four-		Home
	family	Commercial	Equity Loans
	Residential and	Real	and Lines		Other
	Construction	Estate	of Credit	Commercial	Loans	Total

Balance at September 30, 2016	$1,250	$1,786	$547	$211	$6	$3,800
Charge-offs	-	-	-	-	(4)	(4)
Recoveries	-	1	-	-	-	1
Provision	30	-	-	-	10	40
Balance at December 31, 2016	$1,280	$1,787	$547	$211	$12	$3,837

Balance at September 30, 2015	$1,122	$1,867	$457	$411	$22	$3,879
Charge-offs	(46)	-	(4)	(4)	(19)	(73)
Recoveries	-	1	4	-	-	5
Provision	-	-	-	-	-	-
Balance at December 31, 2015	$1,076	$1,868	$457	$407	$3	$3,811

	Real Estate Loans
	One-to-four-		Home
	family	Commercial	Equity Loans
	Residential and	Real	and Lines		Other
	Construction	Estate	of Credit	Commercial	Loans	Total
Evaluated for Impairment:
Individually	$-	$-	$-	$-	$-	$-
Collectively	1,280	1,787	547	211	12	3,837
Balance at December 31, 2016	$1,280	$1,787	$547	$211	$12	$3,837

Evaluated for Impairment:
Individually	$-	$-	$-	$-	$-	$-
Collectively	1,250	1,786	547	211	6	3,800
Balance at September 30, 2016	$1,250	$1,786	$547	$211	$6	$3,800

The ALL is based on estimates and actual losses will vary from current estimates. Management believes that the granularity of the homogeneous pools and the related historical loss ratios and other qualitative factors, as well as the consistency in the application of assumptions, result in an ALL that is representative of the risk found in the components of the loan portfolio at any given date.

(8)	Foreclosed Real Estate

Foreclosed assets acquired in the settlement of loans are carried at fair value less estimated costs to sell. As of December 31, 2016, included within the foreclosed assets is $221,000 of residential property acquired upon foreclosure of consumer residential mortgages prior to the period end and $30,000 of commercial property acquired upon foreclosure of a commercial mortgage prior to the period end. As of December 31, 2016, the Company had initiated formal foreclosure procedures on $170,000 of consumer residential mortgages.

STANDARD FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
December 31, 2016

(9)	Stock Based Compensation

In 2012, the Standard Financial Corp.’s stockholders approved the 2012 Equity Incentive Plan (the “2012 Plan”). The purpose of the 2012 Plan is to provide officers, employees and directors with additional incentives to promote growth and performance of Standard Financial Corp. The 2012 Plan authorizes the granting of options to purchase shares of the Company’s stock, which may be nonqualified stock options or incentive stock options, and restricted stock which is subject to vesting conditions and other restrictions. The 2012 Plan reserved an aggregate number of 486,943 shares of which 347,817 may be issued in connection with the exercise of stock options and 139,126 may be issued as restricted stock.

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

The Company’s common stock closed at $16.50 per share on July 25, 2012, which is the exercise price of the options granted on that date. The estimated fair value of the stock options was $423,000, before the impact of income taxes. The per share weighted-average fair value of stock options granted with an exercise price equal to the market value on July 25, 2012 was $1.52 using the following Black-Scholes option pricing model assumptions: expected life of 7.5 years, expected dividend rate of 1.13%, risk-free interest rate of 1.10% and an expected volatility of 9.5% based on historical results of the stock prices of a bank peer group. Compensation expense on the options was $20,000, with a related tax benefit recorded of $2,000 for the three months ended December 31, 2016. As of December 31, 2016, there was $50,000 of total unrecognized compensation cost related to non-vested options which is expected to be recognized ratably over the weighted average remaining service period of 7 months.

The following table summarizes transactions regarding the options under the Plan:

	Options	Weighted Average Exercise Price
Outstanding at September 30, 2016	278,075	$16.50
Granted	-	$-
Exercised	(24,000)	16.50
Forfeited	(6,000)	16.50
Outstanding at December 31, 2016	248,075	$16.50
Exercisable at December 31, 2016	198,460	16.50

On July 25, 2012, the date of grant, the fair value of the restricted stock awards was approximately $1.8 million, before the impact of income taxes. Compensation expense on the grants was $92,000, with a related tax benefit recorded of $31,000 for the three months ended December 31, 2016. As of December 31, 2016, there was $196,000 of total unrecognized compensation cost related to non-vested grants which is expected to be recognized ratably over the weighted average remaining service period of 7 months.

The following table summarizes transactions regarding restricted stock under the Plan:

	Number of Restricted Shares	Weighted Average Grant Date Price Per Share
Non-vested shares at September 30, 2016	22,260	$16.50
Granted	-	-
Vested	-	-
Forfeited	(2,400)	16.50
Non-vested shares at December 31, 2016	19,860	$16.50

STANDARD FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
December 31, 2016

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

Compensation expense is equal to the fair value of the shares committed to be released and unallocated ESOP shares are excluded from outstanding shares for purposes of computing earnings per share. Compensation expense related to the ESOP of $86,000 and $93,000 was recognized during the three months ended December 31, 2016 and 2015, respectively. Dividends on unallocated shares are not treated as ordinary dividends and are instead used to pay down the ESOP loan and recorded as compensation expense.

As of December 31, 2016, the ESOP held a total of 268,455 shares of the Company’s stock, and there were 202,367 unallocated shares. The fair market value of the unallocated ESOP shares was $5.1 million at December 31, 2016.

(11) Pension Information

The Company sponsors a pension plan which is a noncontributory defined benefit retirement plan. Effective August 1, 2005, the annual benefit provided to employees under this defined benefit pension plan was frozen by Standard Bank. Freezing the plan eliminated all future benefit accruals; however, the accrued benefit as of August 1, 2005 remained.

Net periodic pension benefit was as follows:

	Three Months Ended December 31,
	2016	2015

Interest cost	$-	$(38)
Expected return on plan assets	-	37
Net periodic pension benefit	$-	$(1)

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

STANDARD FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
December 31, 2016

(12) Fair Value of Assets and Liabilities (continued)

not active; or inputs to the valuation methodology that utilize model-based techniques for which all significant assumptions are observable in the market.

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

On a quarterly basis, management reviews the pricing information received from the Company’s third-party pricing service.  This review process includes a comparison to non-binding third-party broker quotes, as well as a review of market-related conditions impacting the information provided by the Company’s third-party pricing service.  Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume or frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant

STANDARD FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
December 31, 2016

(12) Fair Value of Assets and Liabilities (Continued)

unobservable inputs.  As of December 31, 2016 and September 30, 2016, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.  On a quarterly basis, management also reviews a sample of securities priced by the Company’s third-party pricing service to review significant assumptions and valuation methodologies used.  Based on this review, management determines whether the current placement of the security in the fair value hierarchy is appropriate or whether transfers may be warranted.

The following table presents the assets measured at fair value on a recurring basis as of December 31, 2016 and September 30, 2016 by level within the fair value hierarchy (dollars in thousands):

	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	or Liabilities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2016:
Investment securities available for sale:
U.S. government and agency obligations	$-	$8,934	$-	$8,934
Corporate bonds	-	2,525	-	2,525
Municipal obligations	-	29,326	-	29,326
Equity securities	2,163	-	-	2,163
Total investment securities available for sale	2,163	40,785	-	42,948
Mortgage-backed securities available for sale	-	17,733	-	17,733

Total recurring fair value measurements	$2,163	$58,518	$-	$60,681

September 30, 2016:
Investment securities available for sale:
U.S. government and agency obligations	$-	$10,027	$-	$10,027
Corporate bonds	-	2,534	-	2,534
Municipal obligations	-	29,545	-	29,545
Equity securities	2,144	-	-	2,144
Total investment securities available for sale	2,144	42,106	-	44,250
Mortgage-backed securities available for sale	-	19,653	-	19,653

Total recurring fair value measurements	$2,144	$61,759	$-	$63,903

STANDARD FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
December 31, 2016

(12) Fair Value of Assets and Liabilities (Continued)

Assets Measured at Fair Value on a Nonrecurring Basis

The following table presents the assets measured at fair value on a nonrecurring basis as of December 31, 2016 and September 30, 2016 by level within the fair value hierarchy (dollars in thousands):

	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	or Liabilities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2016:
Foreclosed real estate	$-	$-	$251	$251
Impaired loans	-	-	462	462
Total nonrecurring fair value measurements	$-	$-	$713	$713

September 30, 2016:
Foreclosed real estate	$-	$-	$281	$281
Impaired loans	-	-	467	467
Total nonrecurring fair value measurements	$-	$-	$748	$748

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Company uses level 3 inputs to determine fair value (dollars in thousands):

			Quantitative Information about Level 3 Fair Value Measurements
			Valuation	Unobservable	Range
	December 31, 2016	September 30, 2016	Techniques	Input	(Weighted Average)
Foreclosed real estate	$251	$281	Appraisal of	Appraisal adjustments (2)	0% to -40% (-25%)
			collateral (1)	Liquidation expenses (2)	0% to -10% (-5%)

Impaired loans	$462	$467	Fair value of	Appraisal adjustments (2)	0% to -40% (-25%)
			collateral (1), (3)	Liquidation expenses (2)	0% to -10% (-5%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

STANDARD FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
December 31, 2016

(12) Fair Value of Assets and Liabilities (Continued)

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

Other Financial Instruments

The carrying amounts reported in the Consolidated Statements of Financial Condition approximate fair value for the following financial instruments (Level 1): cash on hand and due from banks, interest-earning deposits in other institutions, Federal Home Loan Bank stock, accrued interest receivable, bank-owned life insurance, demand, savings and club accounts, securities sold under agreements to repurchase and accrued interest payable. For short-term financial assets such as certificates of deposit, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For financial liabilities such as interest and noninterest-bearing demand, savings and club accounts, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity. For financial liabilities such as the Company’s securities sold under agreements to repurchase which are with commercial deposit customers, the carrying amount is a reasonable estimate of fair value due to the short time nature of the agreement.

STANDARD FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
December 31, 2016

(12) Fair Value of Assets and Liabilities (Continued)

The following table presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2016 and September 30, 2016 (dollars in thousands):

			Fair Value Measurements
			Quoted Prices in	Significant
			Active Markets for	Other	Significant
		Total	Identical Assets	Observable	Unobservable
	Carrying	Fair	or Liabilities	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2016:
Financial Instruments - Assets:
Cash on hand and due from banks	$1,924	$1,924	$1,924	$-	$-
Interest-earning deposits in other institutions	8,596	8,596	8,596	-	-
Certificate of deposit	500	500	500	-	-
Investment securities	42,948	42,948	2,163	40,785	-
Mortgage-backed securities	17,733	17,733	-	17,733	-
Federal Home Loan Bank stock	3,171	3,171	3,171	-	-
Loans receivable	381,532	387,056	-	-	387,056
Bank-owned life insurance	15,044	15,044	15,044	-	-
Accrued interest receivable	1,155	1,155	1,155		-
Financial Instruments - Liabilities:					-
Demand, savings and club accounts	224,630	224,630	224,630	-	-
Certificate accounts	137,557	138,552	-	-	138,552
Federal Home Loan Bank advances	47,668	47,768	-	-	47,768
Securities sold under agreements to repurchase	2,342	2,342	2,342	-	-
Accrued interest payable	191	191	191	-	-

September 30, 2016:
Financial Instruments - Assets:
Cash on hand and due from banks	$1,786	$1,786	$1,786	$-	$-
Interest-earning deposits in other institutions	16,375	16,375	16,375	-	-
Certificate of deposit	500	500	500	-	-
Investment securities	44,250	44,250	2,144	42,106	-
Mortgage-backed securities	19,653	19,653	-	19,653	-
Federal Home Loan Bank stock	3,161	3,161	3,161	-	-
Loans receivable	378,080	384,161	-	-	384,161
Loans held for sale	234	238	238	-	-
Bank-owned life insurance	14,946	14,946	14,946	-	-
Accrued interest receivable	1,098	1,098	1,098	-	-
Financial Instruments - Liabilities:					-
Demand, savings and club accounts	231,378	231,378	231,378	-	-
Certificate accounts	137,256	140,728	-	-	140,728
Federal Home Loan Bank advances	48,856	49,843	-	-	49,843
Securities sold under agreements to repurchase	1,964	1,964	1,964	-	-
Accrued interest payable	194	194	194	-	-

STANDARD FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
December 31, 2016

(13) Accumulated Other Comprehensive (Loss) Income

The following tables present the significant amounts reclassified out of accumulated other comprehensive (loss) income and the changes in accumulated other comprehensive income (loss) by component for the three and six months ended December 31, 2016 and 2015:

	Unrealized Gains on	Unrecognized
	Available for Sale	Pension
	Securities	Costs	Total
Balance as of September 30, 2016	$881	$(745)	$136

Other comprehensive loss before reclassification	(891)	-	(891)
Amount reclassified from accumulated other comprehensive (loss) income	(22)	-	(22)
Total other comprehensive loss	(913)	-	(913)

Balance as of December 31, 2016	$(32)	$(745)	$(777)

Amount Reclassified
	from Accumulated	Affected Line on
	Other Comprehensive	the Consolidated
	Income	Statements of Income

Three months ended December 31, 2016:
Unrealized gains on available for sale securities	$33	Net securities gains (losses)
	(11)	Income tax expense
	$22	Net of tax

Total reclassification for the period	$22	Net income

STANDARD FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
December 31, 2016

(13) Accumulated Other Comprehensive (Loss) Income (continued)

	Unrealized Gains on	Unrecognized
	Available for Sale	Pension
	Securities	Costs	Total

Balance as of September 30, 2015	$760	$(583)	$177

Other comprehensive loss before reclassification	(56)	-	(56)
Amount reclassified from accumulated other comprehensive (loss) income	1	-	1
Total other comprehensive loss	(55)	-	(55)

Balance as of December 31, 2015	$705	$(583)	$122

Amount Reclassified
	from Accumulated	Affected Line on
	Other Comprehensive	the Consolidated
	Income	Statements of Income

Three months ended December 31, 2015
Unrealized gains on available for sale securities	$(2)	Net securities gains (losses)
	1	Income tax expense
	$(1)	Net of tax

Total reclassification for the period	$(1)	Net income

(14) Subsequent Events

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

Under the terms of the Merger Agreement, each outstanding share of Allegheny Valley Bancorp common stock was converted into the right to receive 2.083 shares of Standard AVB Financial common stock and cash in lieu of fractional shares (the “Merger Consideration”). As of the closing date, there were 1,040,923 outstanding shares of Allegheny Valley Bancorp common stock and resulted in a total of 2,168,097 shares of Standard AVB Financial common stock issued for exchange, subject to adjustment for fractional shares. Cash for any fractional shares of Standard AVB Financial common stock was based on $26.60 for each whole share, based on the average closing price of Standard AVB Financial common stock for the five trading days immediately preceding the merger date. In addition, each option to purchase Allegheny Valley Bancorp common stock was converted into an option to Standard AVB Financial common stock at the same terms and conditions as were applicable prior to the Holding Company merger, except that the number of shares of Standard AVB Financial common stock issuable upon exercise of a converted option will be adjusted by multiplying the number of shares of Allegheny Valley Bancorp common stock subject to the Allegheny Valley Bancorp stock option

STANDARD FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
December 31, 2016

(14) Subsequent Events (continued)

by 2.083 and the exercise price per share of a converted option will be adjusted by dividing the exercise price per share of the Allegheny Valley Bancorp option by 2.083. Additionally, at the consummation of the Holding Company Merger, each Allegheny Valley Bancorp restricted stock award became fully vested and was converted into the right to receive the Merger Consideration.

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

On August 22, 2017, the Board of Directors approved an amendment to the Company’s bylaws to change the Company’s fiscal year end to December 31.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides further detail to the financial condition and results of operations of the Company. The section should be read in conjunction with the notes and unaudited consolidated financial statements presented elsewhere in this report.

The Company’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of December 31, 2016 have remained unchanged from the disclosures presented in the Company’s audited financial statements for the year ended September 30, 2016 contained in the Company’s Prospectus.

Standard Financial Corp. is a Maryland corporation that provides a wide array of retail and commercial financial products and services to individuals, families and businesses through ten banking offices located in the Pennsylvania counties of Allegheny, Westmoreland and Bedford and Allegany County, Maryland through its wholly-owned subsidiary Standard Bank.

Comparison of Financial Condition at December 31, 2016 and September 30, 2016

General. The Company’s total assets decreased $7.2 million, or 1.45%, to $488.0 million at December 31, 2016 from $495.2 million at September 30, 2016. The decrease was due primarily to a decrease in cash and cash equivalents due to deposit outflows. Total liabilities decreased $7.2 million, or 1.71%, to $415.0 million at December 31, 2016 from $422.2 million at September 30, 2016 due to a decrease in deposits and the repayment of Federal Home Loan Bank advances.

Cash and Cash Equivalents. Cash and cash equivalents decreased $7.6 million, or 42.3%, to $10.5 million at December 31, 2016 from $18.2 million at September 30, 2016 due to deposit outflows and funds used to repay maturing Federal Home Loan Bank advances.

Loans. At December 31, 2016, net loans were $381.5 million, or 78.2% of total assets compared to $378.1 million, or 76.3% of total assets at September 30, 2016. The $3.5 million, or 0.9% increase, was due to increases in 1-4 family residential and construction loans of $7.2 million and commercial loans of $700,000, offset by decreases in commercial real estate loans of $3.2 million and home equity and lines of credit of $1.2 million.

Investment Securities. Investment securities available for sale decreased $1.3 million to $42.9 million at December 31, 2016 from $44.2 million at September 30, 2016. The decrease primarily resulted from calls and maturities of municipals and government agency bonds totaling $948,000 million. In addition, sales of investment securities were $154,000 during the three months ended December 31, 2016.

Mortgage-Backed Securities. The Company’s mortgage-backed securities available for sale decreased $1.9 million to $17.7 million at December 31, 2016 from $19.7 million at September 30, 2016 due primarily to repayments of mortgage-backed securities of $1.6 million during the current quarter.

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

Deposits decreased $6.4 million, or 1.7%, to $362.2 million at December 31, 2016 from $368.6 million at September 30, 2016. The decrease resulted primarily from a $6.7 million, or 2.9%, decrease in demand and savings accounts.

Borrowings. Our borrowings consist of advances from the Federal Home Loan Bank of Pittsburgh and funds borrowed under repurchase agreements. Total borrowings decreased $810,000, or 1.60%, to $50.0 million at December 31, 2016 from $50.8 million at September 30, 2016. The decrease was due primarily to the repayment of $1.2 million of maturing Federal Home Loan Bank advances partly offset by a $378,000 increase in repurchase agreements during the three months ended December 31, 2016.

Stockholders’ Equity. Stockholders’ equity was $73 million at December 31, 2016, unchanged from $73 million at September 30, 2016. Net income of $559,000 for the three months ended December 31, 2016 and the exercise of stock options valued at $396,000 were offset by dividends paid as of the three months ended December 31, 2016 of $262,000 and other comprehensive loss of $913,000.

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

	For the Three Months Ended December 31,
	2016			2015
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$382,186	$3,726	3.90%	$354,775	$3,553	4.01%
Investment and mortgage-backed securities	62,406	361	2.31%	69,187	453	2.62%
Interest earning deposits	12,180	10	0.33%	8,786	1	0.05%
Total interest-earning assets	456,772	4,097	3.58%	432,748	4,007	3.70%
Noninterest-earning assets	34,212			32,412
Total assets	$490,984			$465,160
Interest-bearing liabilities:
Savings accounts	$101,495	37	0.15%	$104,805	37	0.14%
Certificates of deposit	137,863	593	1.72%	123,927	568	1.83%
Money market accounts	27,866	23	0.33%	8,907	2	0.09%
Demand and NOW accounts	75,699	25	0.13%	66,054	20	0.12%
Total deposits	342,923	678	0.79%	303,693	627	0.83%
Federal Home Loan Bank advances	48,288	200	1.66%	58,680	204	1.39%
Securities sold under agreements to repurchase	1,949	1	0.21%	1,657	1	0.24%
Total interest-bearing liabilities	393,160	879	0.89%	364,030	832	0.91%
Noninterest-bearing deposits	22,185			22,939
Noninterest-bearing liabilities	2,601			3,334
Total liabilities	417,946			390,303
Stockholders' equity	73,038			74,857
Total liabilities and stockholders' equity	$490,984			$465,160

Net interest income		$3,218			$3,175
Net interest rate spread (1)			2.69%			2.79%
Net interest-earning assets (2)	$63,612			$68,718
Net interest margin (3)			2.82%			2.93%
Average interest-earning assets to interest-bearing liabilities	116.18%			118.88%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended December 31, 2016 and 2015

General. Net income for the quarter ended December 31, 2016 was $559,000 compared to $866,000 for the quarter ended December 31, 2015, a decrease of $307,000, or 35.4%. The decrease was primarily due to merger related expenses of $307,000 and a higher provision for loan losses of $40,000.

Net Interest Income. Net interest income was $3.2 million for the quarters ended December 31, 2016 and 2015, respectively. Our net interest rate spread and net interest margin were 2.69% and 2.82%, respectively for the three months ended December 31, 2016 compared to 2.79% and 2.93% for the same periods in the prior year. The decrease in the net interest rate spread and net interest rate margin was the result of the yield on interest-earning assets declining more rapidly than the cost of interest-bearing liabilities.

Interest and Dividend Income. Total interest and dividend income increased by $90,000, or 2.3%, to $4.1 million for the three months ended December 31, 2016 compared to the same period in the prior year. The increase was due to an increase in the average balance of interest earning assets, partially offset by a decline in the average yield on interest-earning assets. Average interest-earning assets increased to $456.8 million for the three months ended December 31, 2016 from $432.8 million for the same period in 2016. The average yield on interest-earning assets decreased to 3.59% for the three months ended December 31, 2016 from 3.70% for the same period in the prior year.

Interest income on loans increased $173,000, or 4.9%, to $3.7 million for the three months ended December 31, 2016. The average yield on loans receivable decreased to 3.90% for the three months ended December 31, 2016 from 4.01% for the same period in the prior year. The decrease in average yield was primarily attributable to the origination of new loans in a generally lower interest rate environment and repayment/refinance of higher rate loans. Average loans receivable increased by $27.4 million, or 7.7%, to $382.2 million for the three months ended December 31, 2016 from $354.8 million for the same period in the prior year due mainly to an increase in originations of one-to-four family residential and commercial loans.

Interest income on investment and mortgage-backed securities decreased by $92,000, or 20.3%, to $361,000 for the three months ended December 31, 2016 from $453,000 for the same period in the prior year. The decrease was due to a decline in the average balance of investment and mortgage backed securities of $6.8 million or 9.8% to $62.4 million for the three months ended December 31, 2016 compared to the prior period due to calls and maturities of municipals and government agency bonds. In addition, the average yield earned on investments and mortgage-backed securities declined to 2.31% for the three months ended December 31, 2016 from 2.62% for the same period in the prior year.

Interest Expense. Total interest expense increased by $47,000, or 5.7%, to $879,000 for the three months ended December 31, 2016 from $832,000 for the same period in the prior year. This increase in interest expense was due to an increase in the average balance of interest-bearing liabilities of $29.1 million, or 8.0%, to $393.2 million for the three months ended December 31, 2016 from $364.0 million for the same period in the prior year, offset by a decrease in the average cost of interest-bearing liabilities to 0.89% for the three months ended December 31, 2016 from 0.91% for the same prior year period.

Interest expense on deposits increased by $51,000, or 8.1%, to $678,000 for the three months ended December 31, 2016 from $627,000 for the same period in the prior year. The average balance of deposits increased $39.2 million or 12.9% for the three months ended December 31, 2016, compared to the prior period. The increase is due to net inflows in certificates of deposits as customer preferences from short-term deposits to longer term certificates shifted, and an increase in money market accounts due to a deposit relationship established with the Commonwealth of Pennsylvania. The average cost of deposits declined from 0.83% for the three months ended December 31, 2015 to 0.79% for the three months ended December 31, 2016, due primarily to higher yielding, maturing certificates of deposit being replaced by lower yielding certificate products.

Provision for Loan Losses. A provision for loan losses of $40,000 was recorded for the three months ended December 31, 2016, compared to no provision recorded for the three months ended December 31, 2015. Non-performing loans at December 31, 2016 were $1.1 million or 0.29% of total loans, $1.1 million or 0.28% of total loans at September 30, 2016 and $1.3 million or 0.36% of total loans at December 31, 2015. The provision that was recorded was sufficient, in management’s judgment, to bring the allowance for loan losses to a level that reflects the losses inherent in our loan portfolio relative to loan mix, economic conditions and historical loss experience. See “Non-Performing and Problem Assets” for additional information.

Noninterest Income. Noninterest income increased $48,000, or 7.4%, to $700,000 for the three months ended December 31, 2016 from $652,000 for the same period in the prior year. The increase was due mainly to higher gains from securities sales of $35,000 and higher net loan sale gains of $18,000.

Noninterest Expenses. Noninterest expenses increased by $336,000, or 13.0%, to $2.9 million for the three months ended December 31, 2016 compared to the same period in 2015. The increase was due primarily to merger-related expenses of $307,000. Other operating expenses increased $99,000 for the quarter ended December 31, 2016 compared to the same period due primarily to higher expenses relating to foreclosed real estate properties compared to the prior year and gains recognized on the final disposition of the real estate owned properties in the prior year period.

Income Tax Expense. The Company recorded a provision for income tax of $394,000 for the three months ended December 31, 2016 compared to $372,000 for the three months ended December 31, 2015. The effective tax rate was 41.3% for the three months ended

December 31, 2016 and 30.0% for the three months ended December 31, 2015. The increase in the effective tax rate is due to a lower level of nontaxable income and certain nondeductible merger-expenses.

Non-Performing and Problem Assets

There were no loans in arrears 90 days or more and still accruing interest at December 31, 2016. Loans in arrears 90 days or more or in process of foreclosure (non-accrual loans) were as follows:

			Percentage of
	Number of Loans	Amount	Loans Receivable
	(Dollars in thousands)

December 31, 2016	14	$753	0.20%
September 30, 2016	13	689	0.18

At December 31, 2016 and September 30, 2016, the Company had impaired loans totaling $462,000 million and $467,000, respectively. The largest impaired loan was a commercial real estate secured loan with a balance of $362,000 and $367,000 at December 31, 2016 and September 30, 2016, respectively. Although not over 90 days delinquent at December 31, 2016 and September 30, 2016, the loan was considered impaired based on the recent delinquency issues and an analysis of the borrower’s financial performance.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments and sales, advances from the Federal Home Loan Bank of Pittsburgh, repurchase agreements and maturities, principal repayments and the sale of available-for-sale securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee, under the direction of our Chief Financial Officer, is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2016.

Certificates of deposit due within one year of December 31, 2016 totaled $17.8 million, or 4.9% of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan and securities sales, repurchase agreements and Federal Home Loan Bank advances. Standard believes, however, based on historical experience and current market interest rates, it will retain upon maturity a large portion of its certificates of deposit with maturities of one year or less. The maximum borrowing capacity at the FHLB at December 31, 2016 was $209.5 million.

Our stockholder’s equity amounted to $73.0 million at December 31, 2016, unchanged from $73.0 million at September 30, 2016. Net income of $559,000 for the three months ended December 31, 2016 and the exercise of stock options valued at $396,000 were offset by dividends paid as of the three months ended December 31, 2016 of $262,000 and other comprehensive loss of $913,000.

Current regulatory requirements specify that the Bank and similar institutions must maintain regulatory capital sufficient to meet tier leverage, common equity tier 1 capital, tier 1 risk-based and total risk-based capital ratios of at least 4.00%, 4.50%, 6.00% and 8.00%, respectively. At December 31, 2016, Standard Bank was in compliance with all regulatory capital requirements ratios of 13.62%, 20.37%, 20.37% and 21.62%, respectively, and was considered “well capitalized” under regulatory guidelines.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At December 31, 2016, Standard had $49.9 million in loan commitments outstanding, $9.8 million of which were for commercial real estate loans and $5.5 of which were for one- to four-family loans. In addition to commitments to originate loans, Standard had $13.7 million in unused lines of credit to borrowers and $7.4 million in undisbursed funds for construction loans in process. Certificates of deposit due within one year of December 31, 2016 totalled $17.8 million, or 4.9% of total deposits. If these deposits do not remain with Standard, Standard may be required to seek other sources of funds, including loan and securities sales, repurchase agreements and FHLB advances. Standard believes, however, based on historical experience and current market interest rates, it will retain upon maturity a large portion of its certificates of deposit with maturities of one year or less.

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

PART II – OTHER INFORMATION

ITEM 1.          Legal Proceedings

At December 31, 2016, the Company is not involved in any pending legal proceedings other than non-material legal proceedings undertaken in the ordinary course of business.

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

ITEM 2.          Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.          Defaults Upon Senior Securities

Not Applicable

ITEM 4.          Mine Safety Disclosures

Not Applicable

ITEM 5.          Other Information

None

ITEM 6           Exhibits

3.1	Articles of Incorporation of Standard AVB Financial Corp., as amended (1)

3.2	Bylaws of Standard AVB Financial Corp., as amended (2)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0	The following materials for the quarter ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition, (ii) Statements of Income, (iii) Statements of Comprehensive Income, (iv) Statements of Changes in Stockholder’s Equity, (v) Statements of Cash Flows, and (vi) Notes to Financial Statements

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4, as amended (Commission File No. 333-215069).
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4, as amended (Commission File No. 333-215069).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANDARD AVB FINANCIAL CORP.

Signatures	Title	Date

/s/ Timothy K. Zimmerman	Chief Executive Officer and	September 29, 2017
Timothy K. Zimmerman	Director (Principal Executive Officer)

/s/ Susan A. Parente	Executive Vice President and Chief	September 29, 2017
Susan A. Parente	Financial Officer (Principal
Financial and Accounting Officer)

