Form 10-Q
period 2017-09-30
Standard AVB Financial Corp.
filed 2017-11-14
CIK 1492915

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

YES          ☒          NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

YES           ☐           NO ☒

4,785,563 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of November 9, 2017.

Standard AVB Financial Corp.

EXPLANATORY NOTE

On August 29, 2016, Standard Financial Corp. and Allegheny Valley Bancorp, Inc. (“Allegheny Valley”) entered into an Agreement and Plan of Merger, which contemplated that Allegheny Valley would merge with and into Standard Financial Corp., with Standard Financial Corp. as the surviving entity to be known as “Standard AVB Financial Corp.” (the “Company”). On April 7, 2017, Allegheny Valley merged with and into Standard Financial Corp. Accordingly, the Company is now referred to as “Standard AVB Financial Corp.” This Quarterly Report on Form 10-Q addresses the financial condition and operations of Standard AVB Financial Corp. at and for the three and nine months ended September 30, 2017. The 2017 periods include the acquisition of Allegheny Valley, effective as of the close of business April 7, 2017.

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

On August 22, 2017, the Company changed its fiscal year end to December 31. As a result, the Company will file its Annual Report on Form 10-K for the period ended December 31, 2017.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Standard AVB Financial Corp.

Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)

(Unaudited)

	September 30,	December 31,
	2017	2016
ASSETS
Cash on hand and due from banks	$3,307	$1,924
Interest-earning deposits in other institutions	16,982	8,596
Cash and Cash Equivalents	20,289	10,520

Investment securities available for sale, at fair value	77,716	42,948
Mortgage-backed securities available for sale, at fair value	63,758	17,733
Certificate of deposit	500	500
Federal Home Loan Bank stock, at cost	8,580	3,171
Loans receivable, net of allowance for loan losses of $3,945 and $3,837	747,334	381,532
Foreclosed real estate	419	251
Office properties and equipment, net	8,307	3,209
Bank-owned life insurance	21,904	15,044
Goodwill	25,985	8,769
Core deposit intangible	3,601	-
Accrued interest receivable and other assets	7,011	4,319

TOTAL ASSETS	$985,404	$487,996

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Demand, savings and club accounts	$496,987	$224,630
Certificate accounts	214,666	137,557

Total Deposits	711,653	362,187

Federal Home Loan Bank short-term borrowings	25,028	-
Federal Home Loan Bank advances	103,514	47,668
Securities sold under agreements to repurchase	5,948	2,342
Advance deposits by borrowers for taxes and insurance	525	28
Accrued interest payable and other liabilities	5,446	2,781

TOTAL LIABILITIES	852,114	415,006

Stockholders' Equity
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value per share, 40,000,000 shares authorized, 4,783,023 and 2,606,725 shares outstanding, respectively	48	26
Additional paid-in-capital	75,063	16,626
Retained earnings	59,653	59,107
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,877)	(1,992)
Accumulated other comprehensive income (loss)	403	(777)

TOTAL STOCKHOLDERS' EQUITY	133,290	72,990

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$985,404	$487,996

See accompanying notes to the unaudited consolidated financial statements.

Standard AVB Financial Corp.

Consolidated Statements of Income

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest and Dividend Income
Loans, including fees	$7,973	$3,673	$18,949	$10,860
Mortgage-backed securities	386	90	900	290
Investments:
Taxable	161	81	397	276
Tax-exempt	376	209	953	594
Federal Home Loan Bank stock	150	39	280	123
Interest-earning deposits and federal funds sold	48	9	91	33
Total Interest and Dividend Income	9,094	4,101	21,570	12,176

Interest Expense
Deposits	963	673	2,503	1,977
Federal Home Loan Bank short-term borrowings	171	-	366	-
Federal Home Loan Bank advances	310	208	690	638
Securities sold under agreements to repurchase	2	-	3	1
Total Interest Expense	1,446	881	3,562	2,616

Net Interest Income	7,648	3,220	18,008	9,560

Provision for Loan Losses	100	105	267	105

Net Interest Income after Provision for Loan Losses	7,548	3,115	17,741	9,455

Noninterest Income
Service charges	677	406	1,719	1,218
Earnings on bank-owned life insurance	166	124	451	369
Net securities gains	18	26	11	119
Net loan sale gains	64	30	150	51
Investment management fees	80	51	274	152
Other income	8	14	128	42
Total Noninterest Income	1,013	651	2,733	1,951

Noninterest Expenses
Compensation and employee benefits	3,328	1,552	7,676	4,743
Data processing	230	118	636	350
Premises and occupancy costs	622	319	1,542	955
Automatic teller machine expense	103	99	438	276
Federal deposit insurance	78	40	201	154
Merger related expenses	-	709	3,089	709
Other operating expenses	1,402	457	2,734	1,230
Total Noninterest Expenses	5,763	3,294	16,316	8,417

Income before Income Tax Expense	2,798	472	4,158	2,989

Income Tax Expense (Benefit)
Federal	806	(39)	1,013	602
State	56	110	261	219
Total Income Tax Expense	862	71	1,274	821

Net Income	$1,936	$401	$2,884	$2,168
Earnings Per Share:
Basic earnings per common share	$0.42	$0.17	$0.75	$0.85
Diluted earnings per common share	$0.41	$0.16	$0.73	$0.82

Cash dividends paid per common share	$0.22	$0.11	$0.55	$0.42
Basic weighted average shares outstanding	4,601,607	2,371,275	3,823,441	2,562,160
Diluted weighted average shares outstanding	4,735,708	2,444,204	3,937,889	2,637,980

See accompanying notes to the unaudited consolidated financial statements.

Standard AVB Financial Corp.

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net Income	$1,936	$401	$2,884	$2,168

Other comprehensive income:

Unrealized gain (loss) on securities available for sale	(241)	(163)	1,562	387
Tax effect	86	55	(531)	(131)
Reclassification adjustment for security gains realized in income	(18)	(26)	(11)	(119)
Tax effect	6	9	4	40
Pension obligation change for defined benefit plan	23	(247)	237	(247)
Tax effect	(7)	85	(81)	85
Total other comprehensive income	(151)	(287)	1,180	15

Total Comprehensive Income (Loss)	$1,785	$114	$4,064	$2,183

See accompanying notes to the unaudited consolidated financial statements.

Standard AVB Financial Corp.

Consolidated Statement of Changes in Stockholders' Equity

(Dollars in thousands, except per share data)

(Unaudited)

					Accumulated
		Additional		Unearned	Other	Total
	Common	Paid-In	Retained	ESOP	Comprehensive	Stockholders'
	Stock	Capital	Earnings	Shares	Income (Loss)	Equity

Balance, December 31, 2016	$26	$16,626	$59,107	$(1,992)	$(777)	$72,990

Net income	-	-	2,884	-	-	2,884

Other comprehensive income	-	-	-	-	1,180	1,180

Stock repurchases (4,759 shares)		(140)				(140)

Cash dividends ($0.55 per share)	-	-	(2,338)	-	-	(2,338)

Stock options exercised (12,960 shares)	-	214	-	-	-	214

Excess tax benefits from stock based compensation	-	73	-	-	-	73

Compensation expense on stock awards	-	457	-	-	-	457

Compensation expense on ESOP	-	183	-	115	-	298

Merger consideration (2,168,097 shares)	22	57,650	-	-	-	57,672

Balance, September 30, 2017	$48	$75,063	$59,653	$(1,877)	$403	$133,290

See accompanying notes to the unaudited consolidated financial statements.

Standard AVB Financial Corp.

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash Flows From Operating Activities
Net income	$2,884	$2,168
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	622	185
Provision for loan losses	267	105
Net gain on securities	(11)	(119)
Origination of loans held for sale	(5,496)	(2,911)
Proceeds from sale of loans held for sale	5,646	2,728
Net loan sale gains	(150)	(51)
Compensation expense on ESOP	298	264
Compensation expense on stock awards	457	339
Deferred income taxes	(528)	54
Decrease (increase) in accrued interest receivable and other assets	1,368	(355)
Earnings on bank-owned life insurance	(451)	(369)
Increase in accrued interest payable and other liabiliites	838	136
Excess tax benefits from stock based compensation	(73)	(60)
Other, net	155	(101)
Net Cash Provided by Operating Activities	5,827	2,013
Cash Flows Used In Investing Activities
Net increase in loans	(54,687)	(24,583)
Purchases of investment securities	(4,127)	(12,841)
Purchases of mortgage-backed securities	(20,247)	(3,104)
Purchases of certificates of deposit	-	(250)
Proceeds from maturities of certificates of deposits	-	750
Proceeds from maturities/principal repayments/calls of investment securities	8,202	11,442
Proceeds from maturities/principal repayments/calls of mortgage-backed securities	7,241	3,595
Proceeds from sales of investment securities	9,219	285
Proceeds from sales of mortgage-backed securities	16,708	5,115
Purchase of Federal Home Loan Bank stock	(4,404)	(153)
Redemption of Federal Home Loan Bank stock	3,734	565
Proceeds from sales of foreclosed real estate	181	263
Net purchases of office properties and equipment	(1,173)	(76)
Cash and cash equivalents acquired	9,611	-
Net Cash Used in Investing Activities	(29,742)	(18,992)
Cash Flows From Financing Activities
Net increase in demand, savings and club accounts	8,835	28,811
Net increase in certificate accounts	6,687	13,301
Net increase in securities sold under agreements to repurchase	3,606	137
Net decrease in Federal Home Loan Bank short term borrowings	(43,596)	-
Repayments of Federal Home Loan Bank advances	(5,789)	(15,807)
Proceeds from Federal Home Loan Bank advances	65,635	3,000
Net increase (decrease) in advance deposits by borrowers for taxes and insurance	497	(12)
Excess tax benefits from stock based compensation	73	60
Exercise of stock options	214	-
Dividends paid	(2,338)	(798)
Stock repurchases	(140)	(4,111)
Net Cash Provided by Financing Activities	33,684	24,581
Net Increase in Cash and Cash Equivalents	9,769	7,602
Cash and Cash Equivalents - Beginning	10,520	10,559
Cash and Cash Equivalents - Ending	$20,289	$18,161
Supplementary Cash Flows Information
Interest paid	$3,419	$2,520
Income taxes paid	$713	$1,061
Supplementary Schedule of Noncash Investing and Financing Activities
Foreclosed real estate acquired in settlement of loans	$354	$221

See accompanying notes to the unaudited consolidated financial statements.

Standard AVB Financial Corp.

Consolidated Statements of Cash Flows (Unaudited) Continued

SUPPLEMENTAL INFORMATION (continued)

Merger with Allegheny Valley Bancorp. Inc.
Non-cash assets acquired
Investment securities available for sale	$95,919
Federal Home Loan Bank stock	4,739
Loans receivable, net of allowance for loan losses	311,736
Office properties and equipment, net	4,434
Accrued interest receivable	1,144
Bank owned life insurance	6,486
Core deposit intangible	4,116
Other assets	2,742
Goodwill	17,216
448,532

Liabilities assumed
Certificate accounts	(70,422)
Deposits other than certificate accounts	(263,522)
Borrowings	(64,624)
Accrued interest payable	(615)
Other liabilities	(1,288)
(400,471)

Net Non Cash Assets Acquired	$48,061

Cash and cash equivalents acquired	$9,611

See accompanying notes to the unaudited consolidated financial statements.

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
September 30, 2017

(1)	Consolidation

The accompanying consolidated financial statements include the accounts of Standard AVB Financial Corp. (the “Company”) and its direct and indirect wholly owned subsidiaries, Standard Bank, PaSB (the “Bank”), and Westmoreland Investment Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

(2)	Basis of Presentation

The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles in the United States. All adjustments (consisting of normal recurring adjustments), which, in the opinion of management are necessary for a fair presentation of the financial statements and to make the financial statements not misleading have been included. The unaudited consolidated financial statements and other financial information contained in this quarterly report on Form 10-Q should be read in conjunction with the audited financial statements of Standard Financial Corp. at and for the year ended September 30, 2016 contained in the Company’s definitive prospectus dated February 1, 2017 (the “Prospectus”) as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on February 3, 2017. The results for the three and nine month periods ended September 30, 2017 is not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017 or any future interim period. Certain amounts in the 2016 financial statements have been reclassified to conform to the 2017 presentation format. These reclassifications had no effect on stockholders’ equity or net income.

(3)	Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The following table sets forth the computation of basic and diluted EPS for the three and nine months ended September 30, 2017 and 2016 (dollars in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income available to common stockholders	$1,936	$401	$2,884	$2,168

Basic EPS:
Weighted average shares outstanding	4,601,607	2,371,275	3,823,441	2,562,160
Basic EPS	$0.42	$0.17	$0.75	$0.85

Diluted EPS:
Weighted average shares outstanding	4,601,607	2,371,275	3,823,441	2,562,160
Diluted effect of common stock equivalents	134,101	72,929	114,448	75,820
Total diluted weighted average shares outstanding	4,735,708	2,444,204	3,937,889	2,637,980
Diluted EPS	$0.41	$0.16	$0.73	$0.82

(4)	Recent Accounting Pronouncements

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
September 30, 2017

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
September 30, 2017

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

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
September 30, 2017

(4)	Recent Accounting Pronouncements (Continued)

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

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
September 30, 2017

(5)	Investment Securities

Investment securities available for sale at September 30, 2017 and December 31, 2016 are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2017:
U.S. government and agency obligations due:
Beyond 1 year but within 5 years	$9,911	$32	$(41)	$9,902
Beyond 5 year but within 10 years	932	15	-	947
Corporate bonds due:
Beyond 1 year but within 5 years	5,401	23	(10)	5,414
Beyond 5 years but within 10 years	507	9	-	516
Municipal obligations due:
Beyond 1 year but within 5 years	9,809	548	-	10,357
Beyond 5 years but within 10 years	29,835	426	(24)	30,237
Beyond 10 years	16,154	125	(111)	16,168
Equity securities	3,823	421	(69)	4,175

	$76,372	$1,599	$(255)	$77,716

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2016:
U.S. government and agency obligations due:
Beyond 1 year but within 5 years	$9,000	$-	$(66)	$8,934
Corporate bonds due:
Beyond 1 year but within 5 years	2,028	-	(18)	2,010
Beyond 5 years but within 10 years	506	9	-	515
Municipal obligations due:
Beyond 1 year but within 5 years	7,942	441	(7)	8,376
Beyond 5 years but within 10 years	11,739	24	(213)	11,550
Beyond 10 years	9,756	11	(367)	9,400
Equity securities	2,050	234	(121)	2,163

	$43,021	$719	$(792)	$42,948

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
September 30, 2017

(5)	Investment Securities (Continued)

For the three months ended September 30, 2017, gains on the sales of investment securities were $14,000, losses on sales were $7,000 and proceeds from such sales were $3.0 million. For the nine months ended September 30, 2017, gains on sales of investment securities were $29,000, losses on sales were $89,000 and proceeds from such sales were $9.2 million. For the three months ended September 30, 2016, gains on sales of investment securities were $38,000, losses on sales were $12,000 and proceeds from such sales were $166,000. For the nine months ended September 30, 2016, gains on sales of investment securities totaled $87,000, losses on sales were $50,000 and total proceeds from such sales were $285,000. Investment securities with a carrying value of $17.9 million and $18.8 million were pledged to secure repurchase agreements and public funds accounts at September 30, 2017 and December 31, 2016, respectively.

The following table shows the fair value and gross unrealized losses on investment securities and the length of time that the securities have been in a continuous unrealized loss position at September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017
	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. government and agency obligations	$2,981	$(19)	$1,978	$(22)	$4,959	$(41)
Corporate bonds	754	-	1,009	(10)	1,763	(10)
Municipal obligations	3,029	(27)	3,767	(108)	6,796	(135)
Equity securities	252	(35)	794	(34)	1,046	(69)

Total	$7,016	$(81)	$7,548	$(174)	$14,564	$(255)

	December 31, 2016
	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. government and agency obligations	$8,934	$(66)	$-	$-	$8,934	$(66)
Corporate bonds	2,009	(18)	-	-	2,009	(18)
Municipal obligations	12,225	(558)	1,207	(29)	13,432	(587)
Equity securities	196	(22)	949	(99)	1,145	(121)

Total	$23,364	$(664)	$2,156	$(128)	$25,520	$(792)

At September 30, 2017, the Company held 33 securities in an unrealized loss position. The decline in the fair value of these securities resulted primarily from interest rate fluctuations. The Company does not intend to sell these securities nor is it more likely than not that the Company would be required to sell these securities before their anticipated recovery, and the Company believes the collection of the investment and related interest is probable. Based on the above, the Company considers all of the unrealized losses to be temporary impairment losses.

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
September 30, 2017

(6)	Mortgage-Backed Securities

Mortgage-backed securities available for sale at September 30, 2017 and December 31, 2016 are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2017:
Government pass-throughs:
Ginnie Mae	$11,639	$29	$(57)	$11,611
Fannie Mae	20,087	174	-	20,261
Freddie Mac	13,539	92	(37)	13,594
Private pass-throughs	10,647	21	(24)	10,644
Collateralized mortgage obligations	7,693	-	(45)	7,648

	$63,605	$316	$(163)	$63,758

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2016:
Government pass-throughs:
Ginnie Mae	$5,129	$18	$(54)	$5,093
Fannie Mae	5,403	93	(18)	5,478
Freddie Mac	5,520	21	(20)	5,521
Private pass-throughs	85	-	-	85
Collateralized mortgage obligations	1,571	1	(16)	1,556

	$17,708	$133	$(108)	$17,733

For the three months ended September 30, 2017, gains on sales of mortgage-backed securities totaled $13,000, losses totaled $2,000 and total proceeds from such sales were $1.2 million. For the nine months ended September 30, 2017, gain on sales of mortgage-backed securities totaled $88,000, losses totaled $17,000 and total proceeds from such sales were $16.7 million. During the three months ended September 30, 2016, there were no sales of mortgage-backed securities. For the nine months ended September 30, 2016, gains on sales of mortgage-backed securities totaled $82,000 with total proceeds from such sales of $5.1 million.

The amortized cost and fair value of mortgage-backed securities at September 30, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to repay obligations with or without prepayment penalties (in thousand):

	Amortized Cost	Fair Value
Due after five years through ten years	$9,451	$9,542
Due after ten years	54,154	54,216
Total Mortgage-Backed Securities	$63,605	$63,758

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
September 30, 2017

(6)	Mortgage-Backed Securities (Continued)

The following table shows the fair value and gross unrealized losses on mortgage-backed securities and the length of time that the securities have been in a continuous unrealized loss position at September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017
	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Government pass-throughs:
Ginnie Mae	$3,008	$(19)	$2,761	$(38)	$5,769	$(57)
Freddie Mac	1,484	(21)	1,147	(16)	2,631	(37)
Private pass-throughs	3,197	(24)	-	-	3,197	(24)
Collateralized mortgage obligations	5,229	(34)	490	(11)	5,719	(45)

Total	$12,918	$(98)	$4,398	$(65)	$17,316	$(163)

	December 31, 2016
	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Government pass-throughs:
Ginnie Mae	$2,352	$(44)	$1,214	$(10)	$3,566	$(54)
Fannie Mae	1,032	(18)	-	-	1,032	(18)
Freddie Mae	3,069	(20)	-	-	3,069	(20)
Collateralized mortgage obligations	1,494	(16)	-	-	1,494	(16)

Total	$7,947	$(98)	$1,214	$(10)	$9,161	$(108)

At September 30, 2017, the Company held 12 mortgage-backed securities in an unrealized loss position. The decline in the fair value of these securities resulted primarily from interest rate fluctuations. The Company does not intend to sell these securities nor is it more likely than not that the Company would be required to sell these securities before their anticipated recovery, and the Company believes the collection of the investment and related interest is probable. Based on the above, the Company considers all of the unrealized loss to be temporary impairment loss.

Mortgage-backed securities with a carrying value of $20.7 million and $6.0 million were pledged to secure repurchase agreements and public fund accounts at September 30, 2017 and December 31, 2016, respectively.

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
September 30, 2017

(7)	Loans Receivable and Related Allowance for Loan Losses

The following table summarizes the primary segments of the loan portfolio, and the related allowance for loan losses, as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	Real Estate Loans
	One-to-four-		Home
	family	Commercial	Equity Loans
	Residential and	Real	and Lines	Commercial	Other
	Construction	Estate	of Credit	Business	Loans	Total
September 30, 2017:
Collectively evaluated for impairment	$256,972	$302,938	$132,094	$57,303	$1,374	$750,681
Individually evaluated for impairment	-	598	-	-	-	598
Total loans before allowance for loan losses	$256,972	$303,536	$132,094	$57,303	$1,374	$751,279

December 31, 2016:
Collectively evaluated for impairment	$174,740	$116,229	$77,913	$15,505	$520	$384,907
Individually evaluated for impairment	-	462	-	-	-	462
Total loans before allowance for loan losses	$174,740	$116,691	$77,913	$15,505	$520	$385,369

Total loans at September 30, 2017 were net of deferred loan fees of $315,000 and at December 31, 2016 were net of deferred loan costs of $150,000.

Included in total loans above are loans acquired from Allegheny Valley at the acquisition date, net of fair value adjustments of (dollars in thousands):

Real Estate Loans
	One-to-four-		Home
	family	Commercial	Equity Loans
	Residential and	Real	and Lines	Commercial	Other
	Construction	Estate	of Credit	Business	Loans	Total

April 7, 2017	$66,995	$160,626	$51,759	$26,841	$5,515	$311,736

As a result of the acquisition of Allegheny Valley, the Company added $2,467,000 of loans that were accounted for in accordance with ASC 310-30.  Based on a review of the loans acquired by senior lending management, which included an analysis of credit deterioration of the loans since origination, the Company recorded a specific credit fair value adjustment of $2,467,000.  For loans that were acquired with specific evidence of deterioration in credit quality, loan losses will be accounted for through a reduction of the specific reserve and will not impact the allowance for loan losses. For loans acquired without a deterioration of credit quality, losses incurred will result in adjustments to the allowance for loan losses through the allowance for loan loss adequacy calculation.  As of September 30, 2017, the outstanding balance of ASC 310-30 loans acquired from Allegheny Valley was $0 and the carrying value was $0 as all loans with a specific mark were charged off against that mark during the June quarter, with no resulting impact on net income.

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
September 30, 2017

(7)	Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents the components of the purchase accounting adjustments related to the purchased credit-impaired loans acquired:

Contractually required principal and interest	$2,467
Non-accretable discount	(2,467)
Expected cash flows	-
Accretable discount	-
Estimated fair value	$-

There was no amortizable yield for purchased credit-impaired loans for the nine month period ended September 30, 2017.

The segments of the Bank’s loan portfolio are disaggregated to a level that allows management to monitor risk and performance. The three segments are: real estate, commercial business and other. The real estate loan segment is further disaggregated into three classes. One-to-four family residential mortgages (including residential construction loans) include loans to individuals secured by residential properties having maturities up to 30 years. Commercial real estate consists of loans to commercial borrowers secured by commercial or residential real estate. The repayment of commercial real estate loans is dependent upon either the ongoing cash flow of the borrowing entity or the resale of or lease of the subject property. Home equity loans and lines of credit include loans having maturities up to 20 years. The commercial business loan segment consists of loans to finance the activities of commercial business customers. The other loan segment consists primarily of consumer loans and overdraft lines of credit. The portfolio segments utilized in the calculation of the allowance for loan losses are disaggregated at the same level that management uses to monitor risk in the portfolio. Therefore the portfolio segments and classes of loans are the same.

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

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
September 30, 2017

(7)	Loans Receivable and Related Allowance for Loan Losses (Continued)

Consistent with accounting and regulatory guidance, the Company recognizes a TDR when the Bank, for economic or legal reasons related to a borrower's financial difficulties, grants a concession to the borrower that would not normally be considered. Regardless of the form of concession granted, the Company's objective in offering a TDR is to increase the probability of repayment of the borrower's loan. To be considered a TDR, the borrower must be experiencing financial difficulties and the Company, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that would not otherwise be considered. The Company did not modify any loans as TDRs during the three or nine month periods ended September 30, 2017 or 2016 nor did it have any TDRs within the preceding year where a concession had been made that then defaulted during the three or nine month periods ending September 30, 2017 or 2016.

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary at September 30, 2017 and December 31, 2016 (dollars in thousands):

	Impaired Loans With Allowance		Impaired Loans Without Allowance	Total Impaired Loans
	Recorded	Related	Recorded	Recorded	Unpaid Principal
	Investment	Allowance	Investment	Investment	Balance
September 30, 2017:
Commercial real estate	$-	$-	$598	$598	$630
Total impaired loans	$-	$-	$598	$598	$630

December 31, 2016:
Commercial real estate	$-	$-	$462	$462	$462
Total impaired loans	$-	$-	$462	$462	$462

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Average investment in impaired loans:
Commercial real estate	$1,562	$594	$1,003	$696
Total impaired loans	$1,562	$594	$1,003	$696

There was no interest income recognized on impaired loans for the three and nine months ended September 30, 2017 and 2016, respectively.

Management uses a nine-point internal risk rating system to monitor the credit quality of the overall loan portfolio. The first five categories are considered not criticized, and are aggregated as “Pass” rated. The criticized rating categories utilized by management generally follow bank regulatory definitions. The Special Mention category includes assets that are currently performing but are potentially weak, resulting in an undue and unwarranted credit risk, but not to the point of justifying a Substandard classification. Loans in the Substandard category have well-defined weaknesses that jeopardize the collection of the debt, and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected. All loans greater than 90 days past due are considered Substandard. Any loan that has a specific allocation of the allowance for loan losses and is in the process of liquidation of the collateral is placed in the Doubtful category. Any portion of a loan that has been charged off is placed in the Loss category.

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
September 30, 2017

(7)	Loans Receivable and Related Allowance for Loan Losses (Continued)

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass rating and the criticized ratings of Special Mention, Substandard and Doubtful within the Company’s internal risk rating system as of September 30, 2017 and December 31, 2016 (dollars in thousands):

		Special
	Pass	Mention	Substandard	Doubtful	Total
September 30, 2017:
Real estate loans:
One-to-four-family residential and construction	$255,048	$308	$1,616	$-	$256,972
Commercial real estate	297,423	5,201	912	-	303,536
Home equity loans and lines of credit	131,918	-	176	-	132,094
Commercial business loans	57,043	251	9	-	57,303
Other loans	1,374	-	-	-	1,374
Total	$742,806	$5,760	$2,713	$-	$751,279

December 31, 2016:
Real estate loans:
One-to-four-family residential and construction	$174,196	$-	$544	$-	$174,740
Commercial real estate	116,229	-	462	-	116,691
Home equity loans and lines of credit	77,812	-	101	-	77,913
Commercial business loans	15,505	-	-	-	15,505
Other loans	512	-	8	-	520
Total	$384,254	$-	$1,115	$-	$385,369

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due based on the loans’ contractual due dates. Management considers nonperforming loans to be those loans that are past due 90 days or more and are still accruing as well as all other nonaccrual loans. At September 30, there was one loan on non-accrual status that was less than 90 days past due. The following table presents the segments of the loan portfolio summarized by the past due status of the loans still accruing and nonaccrual loans as of September 30, 2017 and December 31, 2016 (dollars in thousands):

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
September 30, 2017

(7)	Loans Receivable and Related Allowance for Loan Losses (Continued)

		30-59 Days	60-89 Days	Non-Accrual	90 Days Past	Total
	Current	Past Due	Past Due	(90 Days+)	Due & Accruing	Loans
September 30, 2017:
Real estate loans:
One-to-four-family residential and construction	$255,201	$24	$287	$1,460	$-	$256,972
Commercial real estate	302,536	76	9	915	-	303,536
Home equity loans and lines of credit	131,787	34	19	254	-	132,094
Commercial business loans	57,289	5	-	9	-	57,303
Other loans	1,300	57	6	-	11	1,374
Total	$748,113	$196	$321	$2,638	$11	$751,279

December 31, 2016:
Real estate loans:
One-to-four-family residential and construction	$173,138	$739	$319	$544	$-	$174,740
Commercial real estate	116,478	53	60	100	-	116,691
Home equity loans and lines of credit	77,289	460	63	101	-	77,913
Commercial business loans	15,505	-	-	-	-	15,505
Other loans	510	2	-	8	-	520
Total	$382,920	$1,254	$442	$753	$-	$385,369

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

Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the ALL. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the ALL. Management utilizes an internally developed spreadsheet to track and apply the various components of the allowance. The following tables summarize the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of September 30, 2017 and December 31, 2016. Activity in the allowance is presented for the three and nine months ended September 30, 2017 and 2016 (dollars in thousands):

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
September 30, 2017

(7)	Loans Receivable and Related Allowance for Loan Losses (Continued)

	Real Estate Loans
	One-to-four-		Home
	family	Commercial	Equity Loans
	Residential and	Real	and Lines	Commercial	Other
Three Months Ended:	Construction	Estate	of Credit	Business	Loans	Total
Balance at June 30, 2017	$1,346	$1,787	$542	$286	$4	$3,965
Charge-offs	(74)	-	(45)	-	(2)	(121)
Recoveries	-	-	1	-	-	1
Provision	107	90	(134)	33	4	100
Balance at September 30, 2017	$1,379	$1,877	$364	$319	$6	$3,945

Balance at June 30, 2016	$983	$1,872	$462	$373	$3	$3,693
Charge-offs	-	(93)	-	(2)	(1)	(96)
Recoveries	77	2	-	15	4	98
Provision	190	5	85	(175)	-	105
Balance at September 30, 2016	$1,250	$1,786	$547	$211	$6	$3,800

Nine Months Ended:
Balance at December 31, 2016	$1,280	$1,787	$547	$211	$12	$3,837
Charge-offs	(116)	-	(51)	(1)	(24)	(192)
Recoveries	28	-	-	2	3	33
Provision	187	90	(132)	107	15	267
Balance September 30, 2017	$1,379	$1,877	$364	$319	$6	$3,945

Balance at December 31, 2015	$1,076	$1,868	$457	$407	$3	$3,811
Charge-offs	(24)	(93)	-	(39)	(4)	(160)
Recoveries	8	6	5	18	7	44
Provision	190	5	85	(175)	-	105
Balance at September 30, 2016	$1,250	$1,786	$547	$211	$6	$3,800

	Real Estate Loans
	One-to-four-		Home
	family	Commercial	Equity Loans
	Residential and	Real	and Lines	Commercial	Other
	Construction	Estate	of Credit	Business	Loans	Total
Evaluated for Impairment:
Individually	$-	$-	$-	$-	$-	$-
Collectively	1,379	1,877	364	319	6	3,945
Balance at September 30, 2017	$1,379	$1,877	$364	$319	$6	$3,945

Evaluated for Impairment:
Individually	$-	$-	$-	$-	$-	$-
Collectively	1,280	1,787	547	211	12	3,837
Balance at December 31, 2016	$1,280	$1,787	$547	$211	$12	$3,837

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
September 30, 2017

(7)	Loans Receivable and Related Allowance for Loan Losses (Continued)

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

Foreclosed assets acquired in the settlement of loans are carried at fair value less estimated costs to sell and are included in other assets on the Consolidated Statement of Financial Condition. As of September 30, 2017 and December 31, 2016, a total of $419,000 and $251,000 respectively, of foreclosed assets were included in other assets. As of September 30, 2017, included within the foreclosed assets totaling $419,000 were three residential properties acquired upon foreclosure, prior to the period end. As of September 30, 2017, the Company had initiated formal foreclosure procedures on $756,000 of loans, consisting of a $408,000 one-to-four family residential loans, a $53,000 home equity loan and a $295,000 commercial real estate loan.

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

On July 25, 2012, certain directors and officers of the Company were awarded an aggregate of 278,075 options to purchase shares of common stock and 111,300 restricted shares of common stock. The awards vested over five years at the rate of 20% per year and the stock options have a ten year contractual life from the date of grant. The Company recognized expense associated with the restricted share awards over the five year vesting period. Remaining shares available to be issued under the stock option and restricted stock plans are 69,742 and 27,826, respectively.

As a result of the merger with Allegheny Valley on April 7, 2017, the Company assumed the stock plans allowing for the issuance of an additional 77,634 shares of Standard AVB Financial Corp. stock, of which 249 shares expired on April 10, 2017. The Plans provide for the granting of incentive stock options (as defined in section 422 of the Internal Revenue Code), nonstatutory stock options, restricted stock, and stock appreciation rights to eligible employees and directors. The Plans had an original term of ten years and they are administered by the Board of Directors or a committee designated by the Board.

The Company’s common stock closed at $16.50 per share on July 25, 2012, which is the exercise price of the options granted on that date. The estimated fair value of the stock options was $423,000, before the impact of income taxes. The per share weighted-average fair value of stock options granted with an exercise price equal to the market value on July 25, 2012 was $1.52 using the following Black-Scholes option pricing model assumptions: expected life of 7.5 years, expected dividend rate of 1.13%, risk-free interest rate of 1.10% and an expected volatility of 9.5% based on historical results of the stock prices of a bank peer group. Compensation expense on the options was $63,000, with a related tax benefit recorded of $6,000 for the nine months ended September 30, 2017. As of September 30, 2017, the options were fully vested.

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
September 30, 2017

(9)	Stock Based Compensation (Continued)

The following table summarizes transactions regarding the options under the Plan:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2016	248,075	$16.50
Granted	-	-
Merger related options	73,051	19.61
Exercised	(12,960)	16.50
Forfeited	-	16.50
Outstanding at September 30, 2017	308,166	$17.24
Exercisable at September 30, 2017	308,166	$17.24

On July 25, 2012, the date of grant, the fair value of the restricted stock awards was approximately $1.8 million, before the impact of income taxes. Compensation expense on the grants was $269,000, with a related tax benefit recorded of $91,000 for the nine months ended September 30, 2017. As of September 30, 2017, the restricted stock awards were fully vested and there was no remaining compensation cost to be recognized related to the grants.

The following table summarizes transactions regarding restricted stock under the Plan:

	Number of Restricted Shares	Weighted Average Grant Date Price Per Share
Non-vested shares at December 31, 2016	19,860	$16.50
Granted	-	-
Vested	(19,860)	16.50
Forfeited	-	-
Non-vested shares at September 30, 2017	-	$-

(10)	Employee Stock Ownership Plan

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

Compensation expense is equal to the fair value of the shares committed to be released and unallocated ESOP shares are excluded from outstanding shares for purposes of computing earnings per share. Compensation expense related to the ESOP of $298,000 and $264,000 was recognized during the nine months ended September 30, 2017 and 2016, respectively. Dividends on unallocated shares are not treated as ordinary dividends and are instead used to repay the ESOP loan and recorded as compensation expense.

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
September 30, 2017

(10)	Employee Stock Ownership Plan (Continued)

As of September 30, 2017, the ESOP held a total of 264,841 shares of the Company’s stock, and there were 187,912 unallocated shares. The fair market value of the unallocated ESOP shares was $5.5 million at September 30, 2017.

(11)	Pension Information

The Company sponsors a pension plan which is a noncontributory defined benefit retirement plan. Effective August 1, 2005, the annual benefit provided to employees under this defined benefit pension plan was frozen by Standard Bank. Freezing the plan eliminated all future benefit accruals; however, the accrued benefit as of August 1, 2005 remained.

Net periodic pension benefit was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Interest cost	$(36)	$(38)	$(108)	$(76)
Expected return on plan assets	40	37	120	74
Settlement obligation	-	-	(105)	-
Other components	(23)	-	(69)	-
Net periodic pension benefit	$(19)	$(1)	$(162)	$(2)

(12)	Fair Value of Assets and Liabilities

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

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
September 30, 2017

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

On a quarterly basis, management reviews the pricing information received from the Company’s third-party pricing service.  This review process includes a comparison to non-binding third-party broker quotes, as well as a review of market-related conditions impacting the information provided by the Company’s third-party pricing service.  Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume or frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs.  As of September 30, 2017 and December 31, 2016, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.  On a quarterly basis, management also reviews a sample of securities priced by the Company’s third-party pricing service to review significant assumptions and valuation methodologies used.  Based on this review, management determines whether the current placement of the security in the fair value hierarchy is appropriate or whether transfers may be warranted.

The following table presents the assets measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 by level within the fair value hierarchy (dollars in thousands):

	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	or Liabilities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
September 30, 2017:
Investment securities available for sale:
U.S. government and agency obligations	$-	$10,849	$-	$10,849
Corporate bonds	-	5,930	-	5,930
Municipal obligations	-	56,762	-	56,762
Equity securities	4,175	-	-	4,175
Total investment securities available for sale	4,175	73,541	-	77,716
Mortgage-backed securities available for sale	-	63,758	-	63,758

Total recurring fair value measurements	$4,175	$137,299	$-	$141,474

December 31, 2016:
Investment securities available for sale:
U.S. government and agency obligations	$-	$8,934	$-	$8,934
Corporate bonds	-	2,525	-	2,525
Municipal obligations	-	29,326	-	29,326
Equity securities	2,163	-	-	2,163
Total investment securities available for sale	2,163	40,785	-	42,948
Mortgage-backed securities available for sale	-	17,733	-	17,733

Total recurring fair value measurements	$2,163	$58,518	$-	$60,681

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
September 30, 2017

(12)	Fair Value of Assets and Liabilities (Continued)

The following table presents the assets measured at fair value on a nonrecurring basis as of September 30, 2017 and December 31, 2016 by level within the fair value hierarchy (dollars in thousands):

	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	or Liabilities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
September 30, 2017:
Foreclosed real estate	$-	$-	$419	$419
Impaired loans	-	-	598	598
Total nonrecurring fair value measurements	$-	$-	$1,017	$1,017

December 31, 2016:
Foreclosed real estate	$-	$-	$251	$251
Impaired loans	-	-	462	462
Total nonrecurring fair value measurements	$-	$-	$713	$713

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Company uses level 3 inputs to determine fair value (dollars in thousands):

			Quantitative Information about Level 3 Fair Value Measurements
			Valuation	Unobservable	Range
	September 30, 2017	December 31, 2016	Techniques	Input	(Weighted Average)
Foreclosed real estate	$419	$251	Appraisal of	Appraisal adjustments (2)	0% to 40% (19%)
			collateral (1)	Liquidation expenses (2)	0% to 10% (8%)

Impaired loans	$598	$462	Fair value of	Appraisal adjustments (2)	0% to 20% (20%)
			collateral (1), (3)	Liquidation expenses (2)	0% to 10% (6%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

Disclosures about Fair Value of Financial Instruments

The assumptions used below are expected to approximate those that market participants would use in valuing the following financial instruments.

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
September 30, 2017

(12)	Fair Value of Assets and Liabilities (Continued)

Loans Receivable

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

Other Financial Instruments

The carrying amounts reported in the consolidated statements of financial condition approximate fair value for the following financial instruments (Level 1): cash on hand and due from banks, interest-earning deposits in other institutions, certificate of deposit, Federal Home Loan Bank stock, accrued interest receivable, bank-owned life insurance, demand, savings and club accounts, securities sold under agreements to repurchase, Federal Home Loan Bank short term borrowings and accrued interest payable. For short-term financial assets, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For financial liabilities such as interest and noninterest-bearing demand, savings and club accounts, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity. For financial liabilities such as the Company’s securities sold under agreements to repurchase which are with commercial deposit customers, the carrying amount is a reasonable estimate of fair value due to the short time nature of the agreement.

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
September 30, 2017

(12)	Fair Value of Assets and Liabilities (Continued)

The following table presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2017 and December 31, 2016 (dollars in thousands):

			Fair Value Measurements
			Quoted Prices in	Significant
			Active Markets for	Other	Significant
		Total	Identical Assets	Observable	Unobservable
	Carrying	Fair	or Liabilities	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2017:
Financial Instruments - Assets:
Cash on hand and due from banks	$3,307	3,307	3,307	$-	$-
Interest-earning deposits in other institutions	16,982	16,982	16,982	-	-
Certificate of deposit	500	500	500	-	-
Investment securities	77,716	77,716	4,175	73,541	-
Mortgage-backed securities	63,758	63,758	-	63,758	-
Federal Home Loan Bank stock	8,580	8,580	8,580	-	-
Loans receivable	747,334	746,247	-	-	746,247
Bank-owned life insurance	21,904	21,904	21,904	-	-
Accrued interest receivable	2,486	2,486	2,486		-
Financial Instruments - Liabilities:					-
Demand, savings and club accounts	496,987	496,987	496,987	-	-
Certificate deposit accounts	214,666	215,179	-	-	215,179
Federal Home Loan Bank short-term borrowings	25,028	25,028	25,028	-	-
Federal Home Loan Bank advances	103,514	103,517	-	-	103,517
Securities sold under agreements to repurchase	5,948	5,948	5,948	-	-
Accrued interest payable	949	949	949	-	-

December 31, 2016:
Financial Instruments - Assets:
Cash on hand and due from banks	$1,924	$1,924	$1,924	$-	$-
Interest-earning deposits in other institutions	8,596	8,596	8,596	-	-
Certificate of deposit	500	500	500	-	-
Investment securities	42,948	42,948	2,163	40,785	-
Mortgage-backed securities	17,733	17,733	-	17,733	-
Federal Home Loan Bank stock	3,171	3,171	3,171	-	-
Loans receivable	381,532	387,056	-	-	387,056
Bank-owned life insurance	15,044	15,044	15,044	-	-
Accrued interest receivable	1,155	1,155	1,155		-
Financial Instruments - Liabilities:					-
Demand, savings and club accounts	224,630	224,630	224,630	-	-
Certificate deposit accounts	137,557	138,552	-	-	138,552
Federal Home Loan Bank advances	47,668	47,768	-	-	47,768
Securities sold under agreements to repurchase	2,342	2,342	2,342	-	-
Accrued interest payable	191	191	191	-	-

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
September 30, 2017

(13)	Accumulated Other Comprehensive Income

The following tables present the significant amounts reclassified out of accumulated other comprehensive income (loss) and the changes in accumulated other comprehensive income by component for the three and nine months ended September 30, 2017 and 2016:

	Unrealized Gains on	Unrecognized
	Available for Sale	Pension
	Securities	Costs	Total
Balance as of June 30, 2017	$1,159	$(605)	$554

Other comprehensive loss before reclassification	(155)	-	(155)
Amount reclassified from accumulated other comprehensive loss	(12)	16	4
Total other comprehensive income (loss)	(167)	16	(151)

Balance as of September 30, 2017	$992	$(589)	$403

Balance as of December 31, 2016	$(32)	$(745)	$(777)

Other comprehensive income before reclassification	1,031	-	1,031
Amount reclassified from accumulated other comprehensive income	(7)	156	149
Total other comprehensive income	1,024	156	1,180

Balance as of September 30, 2017	$992	$(589)	$403

	Amount Reclassified
	from Accumulated	Affected Line on
	Other Comprehensive	the Consolidated
	Income (Loss)	Statements of Income

Three months ended September 30, 2017:
Unrealized gains on available for sale securities	$18	Net securities gains
	(6)	Income tax expense (benefit)
	$12	Net of tax

Amortization of defined benefit items:
Actuarial gains	$(23)	Compensation and employee benefits
	7	Income tax expense (benefit)
	$(16)	Net of tax
Total reclassification for the period	$(4)	Net income

Nine months ended September 30, 2017:
Unrealized gains on available for sale securities	$11	Net securities gains
	(4)	Income tax expense (benefit)
	$7	Net of tax

Amortization of defined benefit items:
Actuarial gains	$(93)	Compensation and employee benefits
Distribution settlement	(144)	Compensation and employee benefits
	81	Income tax expense (benefit)
	$(156)	Net of tax
Total reclassification for the period	$(149)	Net income

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
September 30, 2017

	Unrealized Gains on	Unrecognized
	Available for Sale	Pension
	Securities	Costs	Total
Balance as of June 30, 2016	$1,006	$(583)	$423

Other comprehensive income (loss) before reclassification	(108)	(201)	(309)
Amount reclassified from accumulated other comprehensive income (loss)	(17)	39	22
Total other comprehensive income (loss)	(125)	(162)	(287)

Balance as of September 30, 2016	$881	$(745)	$136

Balance as of December 31, 2015	$705	$(583)	$122

Other comprehensive income (loss) before reclassification	255	(201)	54
Amount reclassified from accumulated other comprehensive income (loss)	(79)	39	(40)
Total other comprehensive income (loss)	176	(162)	14

Balance as of September 30, 2016	$881	$(745)	$136

	Amount Reclassified
	from Accumulated	Affected Line on
	Other Comprehensive	the Consolidated
	Income	Statements of Income

Three months ended September 30, 2016
Unrealized gains on available for sale securities	$26	Net securities gains
	(9)	Income tax expense
	$17	Net of tax

Amortization of defined benefit items:
Actuarial gains	$(59)	Compensation and employee benefits
	20	Income tax expense
	$(39)	Net of tax
Total reclassification for the period	$(22)	Net income

Nine months ended September 30, 2016
Unrealized gains on available for sale securities	$119	Net securities gains
	(40)	Income tax expense
	$79	Net of tax

Amortization of defined benefit items:
Actuarial gains	$(59)	Compensation and employee benefits
	20	Income tax expense
	$(39)	Net of tax
Total reclassification for the period	$40	Net income

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
September 30, 2017

(14)	Merger with Allegheny Valley Bancorp, Inc.

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

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
September 30, 2017

(14)	Merger with Allegheny Valley Bancorp, Inc. (Continued)

The following table summarizes the merger with Allegheny Valley as of April 7, 2017:

(Dollars in thousands, except per share data)

Purchase Price Consideration in Common Stock
AVLY common shares settled for stock	1,040,924
Exchange Ratio	2.083
Standard AVB Financial Corp. shares issued	2,168,097
Value assigned to Standard AVB Financial common share	$26.60
Purchase price per share	$55.41
Purchase price assigned AVLY common shares exchanged for Standard AVB Financial Corp.		$57,672

Net Assets Acquired:
AVLY shareholders' equity	48,398
AVLY Goodwill	(8,144)
Total tangible equity	40,254

Adjustments to reflect assets acquired at fair value:
Loans
Interest rate	(861)
General Credit	(3,851)
Specific Credit-non amortizing	(2,467)
Elimination of existing loan ALLL	3,886
Certificates of Deposit Yield Premium	(902)
Core Deposit Intangible	4,116
Fixed assets	384
Deferred Tax Asset	(103)
		40,456
Goodwill resulting from the merger		$17,216

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
September 30, 2017

(14)	Merger with Allegheny Valley Bancorp, Inc. (Continued)

The following condensed statement reflects the values assigned to Allegheny Valley. net assets as of the acquisition date:

Total Purchase Price		$57,672

Net Assets Acquired:
Cash	9,611
Securities available for sale	95,919
Loan	311,736
Premises	4,434
Accrued Interest receivable	1,144
Bank-owned life insurance	6,486
Deferred tax assets	-
Core deposit intangible	4,116
Other assets	7,481
Time deposits	(70,422)
Deposits other than time deposits	(263,522)
Borrowings	(64,624)
Accrued interest payable and other liabilities	(1,903)
		40,456

Goodwill resulting from the AVLY merger		$17,216

The Company recorded goodwill and other intangibles associated with the merger totaling $21,332,000. Goodwill is not amortized, but is periodically evaluated for impairment. The Company did not recognize any impairment during the nine months ended September 30, 2017. The carrying amount of goodwill at September 30, 2017 related to the Allegheny Valley merger was $17,216,000, of which none is deductible for tax purposes.

Identifiable intangibles are amortized to their estimated residual values over the expected useful lives of such assets. The gross carrying amount of the core deposit intangible at September 30, 2017 was $3,601,000 with $514,000 of accumulated amortization as of that date.

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
September 30, 2017

(14)	Merger with Allegheny Valley Bancorp, Inc. (Continued)

As of September 30, 2017, the current year and estimated future amortization expense for the core deposit intangible is (dollars in thousands):

Remaining	2017	$257
	2018	836
	2019	628
	2020	472
	2021	352
	2022	325
	2023	325
	2024	325
	2025	81

		$3,601

Results of operations for Allegheny Valley prior to the acquisition date are not included in the Consolidated Statement of Income for the three and nine month periods ended September 30, 2017. Financial information regarding the former Allegheny Valley operations that are included in the Consolidated Statement of Income for the three and nine months ended September 30, 2017 is impracticable to provide. Providing this information would have required assumptions and significant estimates of amounts that could not be independently substantiated due to the integration of the data processing platforms, internal systems and operational departments that occurred after the April 7, 2017 acquisition date.

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
September 30, 2017

(14)	Merger with Allegheny Valley Bancorp, Inc. (Continued)

The following table presents unaudited pro forma information as if the acquisition of Allegheny Valley had occurred on January 1, 2016. This has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the acquisition occurred as of the beginning of the periods presented, nor is it indicative of future results. Furthermore, the unaudited pro forma information does not reflect management’s estimate of any revenue-enhancing opportunities nor anticipated cost savings as a result of the integration and consolidation of the acquisition. Merger and acquisition costs and amortization of fair value adjustments are included in the amounts below.

	Proformas
	Nine-month period ended September 30,
	2017	2016
	(in thousands, except per share data)

Net interest income	$22,121	$21,270
Noninterest income	3,999	3,989
Net income	2,570	4,625
Pro forma earnings per share:
Basic	$0.67	$1.00
Diluted	$0.65	$0.98

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides further detail to the financial condition and results of operations of the Company. The section should be read in conjunction with the notes and unaudited consolidated financial statements presented elsewhere in this report.

The Company’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of September 30, 2017 have remained unchanged from the disclosures presented in the Company’s audited financial statements for the year ended September 30, 2016 contained in the Company’s definitive prospectus dated February 1, 2017 (the “Prospectus”) as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on February 3, 2017.

Standard AVB Financial Corp. is a Maryland corporation that provides a wide array of retail and commercial financial products and services to individuals, families and businesses through 17 banking offices located in the Pennsylvania counties of Allegheny, Westmoreland and Bedford and Allegany County, Maryland through its wholly-owned subsidiary Standard Bank.

Comparison of Financial Condition at September 30, 2017 and December 31, 2016

General. The Company’s total assets as of September 30, 2017 were $985.4 million compared to $488.0 million at December 31, 2016, an increase of $497.4 million due primarily to the acquisition of Allegheny Valley.

Cash and Cash Equivalents. Cash and cash equivalents increased $9.8 million, or 92.9%, to $20.3 million at September 30, 2017 from $10.5 million at December 31, 2016. Cash from customers into deposit accounts, loan and security repayments and proceeds from borrowed funds typically increase these accounts. Decreases result from customer withdrawals, new loan originations, purchases of investment securities and repayment of borrowed funds.

Investment Securities. Investment securities available for sale increased $34.8 million to $77.7 million at September 30, 2017 from $42.9 million at December 31, 2016. The increase in the securities portfolio includes $47.4 million of securities acquired from Allegheny Valley. Purchases of investment securities during the nine months ended September 30, 2017 were $4.1 million, offset by calls and maturities of municipals and government agency bonds totaling $8.2 million. In addition, sales of investment securities were $9.2 million during the nine months ended September 30, 2017.

Mortgage-Backed Securities. The Company’s mortgage-backed securities available for sale increased $46.0 million to $63.8 million at September 30, 2017 from $17.7 million at December 31, 2016. The increase in the mortgage-backed securities portfolio includes $48.5 million of securities acquired from Allegheny Valley. Purchases of mortgage-backed securities totaled $20.2 million, offset by repayments of $7.2 million during the nine month period. Sales of mortgage-backed securities were $16.7 million during the nine months ended September 30, 2017.

Loans. At September 30, 2017, net loans were $747.3 million, or 75.7%, of total assets compared to $381.5 million, or 78.2% of total assets at December 31, 2016. The $365.8 million, or 95.9% increase in total loans was due to the acquisition as well as net organic loan growth. The acquisition resulted in a net increase in loans receivable of $311.7 million on April 7, 2017. Included in the total increase to loans receivable as of September 30, 2017 were increases in 1-4 family residential and construction loans, commercial real estate loans, commercial business loans and home equity loans and lines of credit of $82.2 million or 47.1%, $186.8 million or 160.1%, $41.8 million or 269.6% and $54.2 million or 69.5%, respectively.

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

Deposits increased $349.5 million, or 96.5%, to $711.7 million at September 30, 2017 from $362.2 million at December 3, 2016. The increase includes $333.9 million of deposits acquired from Allegheny Valley. In addition, there were increases of $6.7 million in certificate of deposit accounts and $8.8 million in demand and savings accounts during the nine months ended September 30, 2017. The increase in certificate of deposit accounts was due primarily to customer preference for longer term certificates of deposits as interest rates have increased.

Borrowings. Our borrowings consist of overnight borrowings and advances from the Federal Home Loan Bank of Pittsburgh and funds borrowed under repurchase agreements. Short-term borrowings increased $25.0 million at September 30, 2017 from no short-term borrowings at December 31, 2016. Borrowings assumed in the acquisition totaled $64.6 million; all were short-term. Federal Home loan bank advances increased $55.8 million to $103.5 million from $47.7 million at September 30, 2016. The increase was due primarily to the extension of the short-term borrowings to longer term advances. Proceeds from Federal Home Loan Bank advances were $65.6 million, partially offset by a net decrease of $43.6 million in short-term borrowings and the repayment of $5.8 million of advances.

Stockholders’ Equity. Stockholders’ equity increased $60.3 or 82.6%, to $133.3 million at September 30, 2017 from $73.0 million at December 31, 2016. The increase was due primarily to the issuance of stock as merger consideration for the acquisition of Allegheny Valley. In addition, there was net income of $2.9 million for the nine months ended September 30, 2017 and the exercise of stock options valued at $214,000, was partially offset by dividends paid during the nine months ended September 30, 2017 of $2.3 million.

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

	For the Three Months Ended September 30,
	2017			2016
	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$743,466	$7,973	4.25%	$376,320	$3,673	3.87%
Investment and mortgage-backed securities	143,368	923	2.55%	64,920	380	2.32%
FHLB stock	8,679	150	6.86%	3,223	39	4.80%
Interest-earning deposits	14,331	48	1.33%	12,463	9	0.29%
Total interest-earning assets	909,844	9,094	3.97%	456,926	4,101	3.56%
Noninterest-earning assets	69,719			31,044
Total assets	$979,563			$487,970
Interest-bearing liabilities:
Savings accounts	$155,818	76	0.19%	$102,747	37	0.14%
Certificates of deposit	215,915	781	1.44%	137,053	593	1.72%
Money market accounts	99,562	60	0.24%	23,772	19	0.32%
Demand and NOW accounts	89,618	46	0.20%	63,587	24	0.15%
Total deposits	560,913	963	0.68%	327,159	673	0.82%
Federal Home Loan Bank borrowings	118,354	481	1.61%	50,646	208	1.63%
Securities sold under agreements to repurchase	5,901	2	0.13%	1,975	-	0.00%
Total interest-bearing liabilities	685,168	1,446	0.84%	379,780	881	0.92%
Noninterest-bearing deposits	149,819			32,460
Noninterest-bearing liabilities	11,885			2,449
Total liabilities	846,872			414,689
Stockholders' equity	132,691			73,281
Total liabilities and stockholders' equity	$979,563			$487,970

Net interest income		$7,648			$3,220
Net interest rate spread (1)			3.13%			2.64%
Net interest-earning assets (2)	$224,676			$77,146
Net interest margin (3)			3.34%			2.81%
Average interest-earning assets to interest- bearing liabilities	132.79%			120.31%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Nine Months Ended September 30,
	2017			2016
	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$616,281	$18,949	4.11%	$367,454	$10,860	3.94%
Investment and mortgage-backed securities	118,244	2,250	2.54%	64,590	1,160	2.39%
FHLB and ACBB stock	6,666	280	5.62%	3,446	123	4.76%
Interest earning deposits	12,586	91	0.97%	18,429	33	0.24%
Total interest-earning assets	753,777	21,570	3.83%	453,919	12,176	3.58%
Noninterest-earning assets	54,696			28,093
Total assets	$808,473			$482,012
Interest-bearing liabilities:
Savings accounts	$141,078	135	0.13%	$102,963	110	0.14%
Certificates of deposit	189,959	2,100	1.48%	133,478	1,779	1.78%
Money market accounts	67,499	166	0.33%	21,256	26	0.16%
Demand and NOW accounts	83,373	102	0.16%	68,389	62	0.12%
Total deposits	481,909	2,503	0.69%	326,086	1,977	0.81%
Federal Home Loan Bank borrowings	94,882	1,056	1.49%	54,561	638	1.56%
Securities sold under agreements to repurchase	5,411	3	0.07%	2,119	1	0.06%
Total interest-bearing liabilities	582,202	3,562	0.82%	382,766	2,616	0.91%
Noninterest-bearing deposits	110,632			23,634
Noninterest-bearing liabilities	3,894			2,641
Total liabilities	696,728			409,041
Stockholders' equity	111,745			72,971
Total liabilities and stockholders' equity	$808,473			$482,012

Net interest income		$18,008			$9,560
Net interest rate spread (1)			3.01%			2.67%
Net interest-earning assets (2)	$171,575			$71,153
Net interest margin (3)			3.19%			2.83%
Average interest-earning assets to interest- bearing liabilities	129.47%			118.59%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended September 30, 2017 and 2016

General. Net income for the quarter ended September 30, 2017 was $1.9 million compared to $401,000 for the quarter ended September 30, 2016, an increase of $1.5 million, or 382.8%. Earnings per share for the current period were $0.42 for basic and $0.41 for fully diluted compared to $0.17 for basic and $0.16 for fully diluted for the similar period in 2016.

The Company’s annualized return on average assets (ROA) and return on average equity (ROE) for the quarter were 0.79% and 5.84%, respectively, compared to 0.33% and 2.19% for the same period in 2016.

Net Interest Income. Net interest income for the quarter ended September 30, 2017 was $7.6 million, an increase of 137.5% compared to the $3.2 million reported for the quarter ended September 30, 2016. Our net interest rate spread and net interest margin were 3.13% and 3.34%, respectively for the three months ended September 30, 2017, compared to 2.64% and 2.81% for the three months ended September 30, 2016, respectively.

Interest and Dividend Income. Total interest and dividend income increased by $5.0 million, or 121.8%, to $9.1 million for the three months ended September 30, 2017 compared to the same period in the prior year. The increase was due primarily due to an increase in interest and fees on loans (including the interest and fees on loans acquired through the Allegheny Valley acquisition). Average interest-earning assets increased to $909.8 million for the three months ended September 30, 2017 from $456.9 million for the same period in 2016. The average yield on interest-earning assets increased to 3.97% for the three months ended September 30, 2017 from 3.56% for the same period in the prior year.

Interest income on loans increased $4.3 million, or 117.1%, to $8.0 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The average yield on loans receivable increased to 4.25% for the three months ended September 30, 2017 from 3.87% for the same period in the prior year. The increase in average yield was primarily attributable to the origination of new loans at higher interest rates. Average loans receivable increased by $367.1 million, or 97.6%, to $743.5 million for the three months ended September 30, 2017 from $376.3 million for the same period in the prior year due mainly to growth from the acquisition, and increased loan production during the quarter.

Interest income on investment and mortgage-backed securities increased by $543,000, or 142.9%, to $923,000 for the three months ended September 30, 2017. The increase was due primarily to an increase in the average balance of investment and mortgage backed securities of $78.4 million or 120.8% to $143.4 million for the three months ended September 30, 2017 compared to the prior period due primarily to the acquisition. In addition, the average yield earned on investments and mortgage-backed securities increased to 2.55% for the three months ended September 30. 2017 from 2.32% for the same period in the prior year.

Interest Expense. Total interest expense increased by $565,000, or 64.1%, to $1.4 million for the three months ended September 30, 2017 from $881,000 for the same period in the prior year. This increase in interest expense was due to an increase in the average balance of interest-bearing liabilities of $305.4 million, or 80.4%, to $685.2 million for the three months ended September 30, 2017 from $379.8 million for the same period in the prior year, due primarily to the deposits acquired from Allegheny Valley. Partially offsetting this increase was a decrease in the average cost of interest-bearing liabilities to 0.84% for the three months ended September 30, 2017 from 0.92% for the same prior year period.

Interest expense on deposits increased by $290,000, or 43.1%, to $963,000 for the three months ended September 30, 2017 from $673,000 for the same period in the prior year. The average balance of interest bearing deposits increased $233.8 million, or 71.4% for the three months ended September 30, 2017, compared to the prior period. The increase is due primarily to the acquisition, and net inflows in certificates of deposits as customer preferences from short-term deposits to longer term certificates shifted with the recent rise in interest rates. The average cost of interest bearing deposits declined to 0.68% for the three months ended September 30, 2017 from 0.82% for the three months ended September 30, 2016, due primarily to the increased balance of lower cost deposits from the acquisition.

Interest expense on borrowed funds increased $273,000, or 131.3%, to $481,000 for the three months ended September 30, 2017 from $208,000 for the same period in the prior year. The average balance of advances increased $67.7 million, or 133.7%, to $118.3 million for the three months ended September 30, 2017 compared to the same period in the prior year due primarily to the borrowings assumed as a result of the acquisition. The average cost of borrowings decreased to 1.61% for the quarter ended September 30, 2017 from 1.63% for the quarter ended September 30, 2016.

Provision for Loan Losses. The provision for loan losses recorded for the three months ended September 30, 2017 was $100,000, compared to $105,000 in the prior year. Non-performing loans were $2.6 million or 0.35% of total loans at September 30, 2017, and $1.1 million or 0.29% of total loans at December 31, 2016. The increase in non-performing loans is due to the acquisition, however an adjustment of $3.8 million was allocated to the loans acquired in the merger as part of the general credit mark. The allowance for loan losses to non-performing loans was 148.9% at September 30, 2017 compared to 344.1% at December 31, 2016. The decrease in the allowance ratio was due to the adjustments to reflect the fair value of the loans acquired in the acquisition. In management’s judgment, the allowance for loan losses is at a sufficient level that reflects the losses inherent in our loan portfolio relative to loan mix, economic conditions and historical loss experience. See “Non-Performing and Problem Assets” for additional information.

Noninterest Income. Noninterest income increased $362,000, or 55.6%, to $1.0 million for the three months ended September 30, 2017 from $651,000 for the same period in 2016. The increase was due mainly to increased service charges on deposits, higher earnings on bank-owned life insurance, higher net loan sale gains and higher investment management fees, primarily related to the acquisition.

Noninterest Expenses. Noninterest expenses increased by $2.5 million or 75.0%, to $5.8 million for the three months ended September 30, 2017 compared to the same period in the prior year. The three month period in the prior year included merger expenses of $709,000. The increase was due primarily to an increase in compensation and employee benefits expenses of $1.8 million for the quarter ended September 30, 2017 compared to the same period in the prior year and an increase in premises and occupancy expense of $303,000 and other operating expenses of $1.1 million compared to the prior year quarter, each as a result of including operations of Allegheny Valley Bank beginning as of close of business April 7, 2017.

Income Tax Expense. The Company recorded a provision for income tax of $862,000 for the three months ended September 30, 2017 compared to $71,000 for the three months ended September 30, 2016. The effective tax rate was 30.8% for the three months ended September 30, 2017 and 15.0% for the three months ended September 30, 2016. The increase in income tax expense was due primarily to the higher level of taxable income.

Comparison of Operating Results for the Nine Months Ended September 30, 2017 and 2016

General. Net income for the nine months ended September 30, 2017 was $2.9 million compared to $2.2 million for the nine months ended September 30, 2016, an increase of $716,000 or 33.0%. Earnings per share for the current period were $0.75 for basic and $0.73 for fully diluted compared to $0.85 for basic and $0.82 for fully diluted for the similar period in 2016.

The Company’s annualized return on average assets (ROA) and return on average equity (ROE) for the nine months ended September 30, 2017 were 0.48% and 3.44%, respectively, compared to 0.60% and 3.96% for the same period in 2016.

Net Interest Income. Net interest income for the nine months ended September 30, 2017 was $18.0 million compared to $9.6 million for the nine months ended September 30, 2016. Our net interest rate spread and net interest margin were 3.01% and 3.19%, respectively for the nine months ended September 30, 2017 compared to 2.67% and 2.83% for the same period in the prior year.

Interest and Dividend Income. Total interest and dividend income increased by $9.4 million, or 77.1%, to $21.6 million for the nine months ended September 30, 2017 compared to the same period in the prior year. The increase was due primarily to an increase in interest and fees on loans related to the acquisition. Average interest-earning assets increased to $753.8 million for the nine months ended September 30, 2017 from $453.9 million for the same period in the prior year. The average yield on interest-earning assets increased to 3.83% for the nine months ended September 30, 2017 from 3.58% for the same period in the prior year.

Interest income on loans increased $8.1 million, or 74.5%, to $18.9 million for the nine months ended September 30, 2017 compared to the same period in the prior year. The average balance of loans receivable increased $248.8 million or 67.7%, to $616.3 million for the nine months ended September 30, 2017, from $367.5 million for the same period in the prior year due mainly to growth from the acquisition and an increase in originations of one-to-four family residential and commercial real estate loans. The average yield on loans receivable decreased to 4.11% for the nine months ended September 30, 2017 from 3.94% for the same period in the prior year.

Interest income on investment and mortgage-backed securities increased by $1.1 million, or 94%, to $2.3 million for the nine months ended September 30, 2017 from $1.2 million for the same period in the prior year. This increase was due primarily to an increase in the average balance of investment and mortgage-backed securities of $53.7 million, or 83.1%, to $118.2 million for the nine months ended September 30, 2017 from $64.6 million for the same period in the prior year. The average yield on investments and mortgage-backed securities increased to 2.54% for the nine months ended September 30, 2017 from 2.39% for the same period in the prior year.

Interest Expense. Total interest expense increased by $946,000, or 36.2%, to $3.6 million for the nine months ended September 30, 2017 compared to the same period in the prior year. The average balance of interest-bearing liabilities increased $199.4 million, or 52.1%, to $582.2 million for the nine months ended September 30, 2017 from $382.8 million for the same period in the prior year. The average cost of interest-bearing liabilities decreased to 0.82% for the nine months ended September 30, 2017 from 0.91% for the same prior year period.

Interest expense on deposits increased $526,000, or 26.6%, to $2.5 million for the nine months ended September 30, 2017 from $2.0 million for the same period in the prior year. The average balance of interest bearing deposits increased $155.8 million, or 47.8%, to $481.9 million for the nine months ended September 30, 2017, compared to $326.1 million for the prior period. The average cost of interest bearing deposits declined from 0.81% for the nine months ended September 30, 2016 to 0.69% for the nine months ended September 30, 2017, due primarily to higher yielding, maturing certificates of deposit being replaced by lower yielding certificate products and the addition of lower cost deposits as a result of the acquisition.

Interest expense on borrowings increased $420,000, or 65.8%, to $1.1 million for the nine months ended September 30, 2017 from $638,000 for the same period in the prior year. The average balance of borrowings increased $40.3 million, or 73.9%, to $94.9 million for the nine months ended September 30, 2017 compared to $54.6 million for the prior period. The average cost of advances was 1.49% for the nine months ended September 30, 2017 compared to 1.56% for the nine months ended September 30, 2016.

Provision for Loan Losses. A provision for loan losses of $267,000 was recorded for the nine months ended September 30, 2017 compared to $105,000 for the same period in the prior year due in part to an increased balance of loans outstanding. The provision that was recorded was sufficient, in management’s judgment, to bring the allowance for loan losses to a level that reflects the losses inherent in our loan portfolio relative to loan mix, economic conditions and historical loss experience. See “Non-Performing and Problem Assets” for additional information.

Noninterest Income. Noninterest income increased $782,000, or 40.1%, to $2.7 million for the nine months ended September 30, 2017 from $2.0 million for the same period in the prior year. The increase was due mainly to increased service charges on deposits, higher investment management fees and higher earnings on bank-owned life insurance, primarily related to the acquisition and higher loan sale gains, partially offset by lower net gains on sales of securities.

Noninterest Expenses. Noninterest expenses increased by $7.9 million, or 93.8% to $16.3 million for the nine months ended September 30, 2017 compared to the same period in the prior year. The increase was due primarily to merger related expenses of $3.1 million for the nine months ended September 30, 2017, compared to $709,000 for the nine months ended September 30, 2016. In addition, compensation and employee benefits increased $2.9 million for the nine months ended September 30, 2017 compared to the same period in the prior year due primarily to the addition of Allegheny Valley Bank’s operations beginning at the close of business April 7, 2017. Premises and occupancy expense increased $587,000 and other operating expenses increased $1.7 million compared to the prior year. The primary reason for the increased expenses was the acquisition.

Income Tax Expense. The Company recorded a provision for income tax of $1.3 million for the nine months ended September 30, 2017 compared to $821,000 for the nine months ended September 30, 2016. The effective tax rate was 30.6% for the nine months ended September 30, 2017 and 27.5% for the nine months ended September 30, 2016. The increase in income tax expense was due primarily to the higher level of taxable income. The increase in the effective tax rate is due to a lower level of nontaxable income, offset by certain nondeductible merger expenses.

Non-Performing and Problem Assets

Loans in arrears 90 days or more or in process of foreclosure (non-accrual loans) were as follows:

			Percentage of
	Number of Loans	Amount	Loans Receivable
	(Dollars in thousands)

September 30, 2017	42	$2,638	0.35%
December 31, 2016	14	753	0.20

At September 30, 2017 and December 31, 2016, the Company had impaired loans totaling $598,000 and $462,000, respectively. The largest impaired loan was a commercial real estate secured loan with a balance of $302,000 and $462,000 at September 30, 2017 and December 31, 2016, respectively. At December 31, 2016, that same loan, although not over 90 days delinquent, was considered impaired based on the recent delinquency issues and an analysis of the borrower’s financial performance.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments and sales, borrowings from the Federal Home Loan Bank of Pittsburgh, repurchase agreements and maturities, principal repayments and the sale of available-for-sale securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee, under the direction of our Chief Financial Officer, is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. At September 30, 2017, the Company’s cash and cash equivalents amounted to $20.3 million. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2017.

Certificates of deposit due within one year of September 30, 2017 totaled $73.6 million, or 10.3% of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan and securities sales, repurchase agreements and Federal Home Loan Bank advances. We believe, however, based on historical experience and current market interest rates, we will retain upon maturity a large portion of the certificates of deposit with maturities of one year or less. Our maximum borrowing capacity at the FHLB at September 30, 2017 was $277.3 million.

Our stockholder’s equity was $133.3 million at September 30, 2017, an increase of $60.3 million or 82.6% from $73.0 million at December 31, 2016. The increase was due primarily to the issuance of 2,168,097 shares of stock as merger consideration in the acquisition. Also contributing to the increase was net income of $2.9 million, amortization of stock awards and options under our stock compensation plans of $457,000, an increase in other comprehensive income of $1.2 million and common stock earned by participants in the employees stock ownership plan of $183,000. These increases were partially offset by dividends paid of $2.3 million.

Current regulatory requirements specify that the Bank and similar institutions must maintain regulatory capital sufficient to meet tier 1 leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios of at least 4.00%, 4.50%, 6.00% and 8.00%, respectively. At September 30, 2017, Standard Bank was in compliance with all regulatory capital requirements ratios of 10.5%, 14.7%, 14.7% and 15.3%, respectively, and was considered “well capitalized” under regulatory guidelines.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At September 30, 2017, we had $106.3 million in loan commitments outstanding, $57.5 million of which were for commercial loans and $7.4 million which were for one- to four-family construction loans. In addition to commitments to originate loans, we had $29.8 million in unused home equity lines of credit to borrowers and $11.6 million in other commitments.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2017. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective as of September 30, 2017.

During the quarter ended September 30, 2017, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

During the nine months ended September 30, 2017 we were not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business. At September 30, 2017, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit
Number	Description

3.1	Articles of Incorporation of Standard AVB Financial Corp., as amended (1)

3.2	Bylaws of Standard AVB Financial Corp., as amended (2)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0	The following materials for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition, (ii) Statements of Income, (iii) Statements of Comprehensive Income, (iv) Statements of Changes in Stockholder’s Equity, (v) Statements of Cash Flows, and (vi) Notes to Financial Statements

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4, as amended (Commission File No. 333-215069).
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4, as amended (Commission File No. 333-215069).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD AVB FINANCIAL CORP.

Date: November 14, 2017	/s/ Timothy K. Zimmerman
Timothy K. Zimmerman
Chief Executive Officer

Date: November 14, 2017	/s/ Susan Parente
Susan Parente
Executive Vice President and Chief Financial Officer

