Form 10-K
period 2017-12-31
Standard AVB Financial Corp.
filed 2018-04-02
CIK 1492915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017
OR
☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
Commission file number 333-215069

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of  “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of March 29, 2018, there were issued and outstanding 4,796,643 shares of the Registrant’s Common Stock.
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sales price on June 30, 2017 was $135.1 million.
DOCUMENTS INCORPORATED BY REFERENCE:
Document	Part of Form 10-K
Proxy Statement for the 2018 Annual Meeting of Stockholders of the Registrant	Part III

Standard AVB Financial Corp.

Annual Report on Form 10-K
For The Year Ended
December 31, 2017

i

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

Standard AVB Financial Corp.
Standard AVB Financial Corp. (“Standard” or the “Company”), is a Maryland corporation that owns all of the outstanding shares of common stock of Standard Bank, a Pennsylvania chartered savings bank (the “Bank”). Standard’s common stock is quoted on the OTCQX market place under the symbol “STND.”
On August 29, 2016, Standard Financial Corp. and Allegheny Valley Bancorp, Inc. (“Allegheny Valley”) entered into an Agreement and Plan of Merger, which contemplated that Allegheny Valley would merge with and into Standard Financial Corp., with Standard Financial Corp. as the surviving entity to be known as “Standard AVB Financial Corp.” On April 7, 2017, Allegheny Valley merged with and into Standard Financial Corp. and the Company is now referred to as “Standard AVB Financial Corp.” In conjunction with the merger and the filing of the Form S-4 Registration Statement, Standard AVB Financial Corp. became an SEC reporting company.
On August 22, 2017, the Company’s Board of Directors (“the Board”) amended the bylaws to change the Company’s fiscal year end from September 30th to December 31st. The change in fiscal year end resulted in a three-month transition period which began on October 1, 2016 and ended on December 31, 2016. As a result of its change in fiscal year, Standard AVB filed a Transition Report on Form 10-Q with the SEC on September 29, 2017 which covered the transition period from October 1, 2016 to December 31, 2016. The separate audited financial statements required for the transition period are included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.
On a consolidated basis, as of December 31, 2017, Standard AVB Financial Corp. had total assets of $972.6 million, total loans receivable, net of  $747.0 million, total deposits of  $694.8 million and stockholders’ equity of  $134.0 million. Our executive offices are located at 2640 Monroeville Boulevard, Monroeville, Pennsylvania 15146. Our telephone number at this address is (412) 856-0363.
Standard Bank
Standard Bank is a Pennsylvania chartered savings bank headquartered in Murrysville, Pennsylvania with executive offices in Monroeville, Pennsylvania. Standard Bank was organized in 1913, and reorganized into the mutual holding company structure in 1998. Following the completion of the stock conversion, Standard Bank became the wholly owned subsidiary of Standard. Standard provides financial services to individuals, families and businesses through seventeen banking offices located in the Pennsylvania counties of Allegheny, Westmoreland and Bedford and Allegany County, Maryland.
Standard Bank’s business consists primarily of accepting deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in one- to four-family residential mortgage loans, commercial real estate loans, home equity loans and lines of credit, commercial business loans and investment securities. To a much lesser extent, Standard also originates construction loans and consumer loans. Standard Bank offers a variety of deposit accounts, including savings accounts, certificates of deposit, money market accounts, commercial and regular checking accounts and individual retirement accounts.
Standard Bank’s administrative offices are located at 2640 Monroeville Boulevard, Monroeville, Pennsylvania 15146. Standard’s telephone number at this address is (412) 856-0363. Standard’s website address is www.standardbankpa.com. Information on Standard’s website is not incorporated into this Annual Report and should not be considered part of this Annual Report.
Market Area
Standard AVB Financial Corp., with total assets of  $972.6 million at December 31, 2017, is the parent company of Standard Bank, PaSB, a Pennsylvania chartered savings bank which operates seventeen offices serving individuals and small to mid-sized businesses in Allegheny, Westmoreland and Bedford Counties, in Pennsylvania and Allegany County in Maryland. Standard Bank is a member of the FDIC and an Equal Housing Lender.
Standard’s market area has a broad range of private employers, and has changed its focus from heavy industry to more specialized industries and service providers, including technology, health care, education, energy and finance. Westmoreland County is east of Allegheny County and is part of the Pittsburgh metropolitan area. Allegany County, Maryland is part of the Cumberland, Maryland-West Virginia metropolitan area, which is equidistant from Pittsburgh and Baltimore, and its economy includes information technology, biotechnology, medical services and manufacturing.
Unemployment rates have continued to drop significantly in the Standard’s market area. The Pittsburgh MSA unemployment rate is nearly even with that of the state. However, the unemployment rate in Allegany County, Maryland is substantially higher than that of the state of Maryland and the national unemployment rate continues to be better than that all of Standard’s market.
Due to the broad diversification of industries and employers, Standard’s market area was not severely affected by the economic downturn that began in 2008. Median household income levels in Standard’s market area have been mixed. Allegheny, Westmoreland, Fayette and Butler Counties, Pennsylvania have outpaced the median household income growth for both Pennsylvania and the nation since 2010. In Allegany County in Western Maryland, median household income growth has done better than the state of Maryland and the percentage change for the United States. However, median household income in each of the counties within Standard’s market area, with the exception of Allegheny County, Pennsylvania is substantially less than their respective states and nationally. Allegheny County, Pennsylvania is very close to matching the median household income for both the state and the nation.
The population growth in the Standard Bank’s Pittsburgh market area has been relatively flat; similar to that of Pennsylvania. The population in Allegany County, Maryland has declined in contrast to the population growth in the state of Maryland. The median age throughout Standard’s market area is substantially older than that of the nation and respective states. However, Allegheny County, Pennsylvania has seen what may be a reversal of that trend.
Competition
Standard faces intense competition in its market areas both in making loans and attracting deposits. Standard competes with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies and investment banking firms. Some of Standard’s competitors have greater name recognition and market presence that benefit them in attracting business, and offer certain services that Standard does not or cannot provide.
Standard’s deposit sources are primarily concentrated in the communities surrounding its community banking offices, located in the Pennsylvania counties of Allegheny, Westmoreland and Bedford and Allegany County, Maryland. As of June 30, 2017 (the latest date for which information is publicly available), Standard ranked 15th in deposit market share out of 31 bank and thrift institutions with offices in Allegheny County, Pennsylvania with a market share of 0.4%, 9th in deposit market share out of 20 bank and thrift institutions in Westmoreland County, Pennsylvania with a market share of 2.9%, 7th in deposit market share out of 9 bank and thrift institutions in Bedford County, Pennsylvania, with a market share of 3.5% and 4th in deposit market share out of 5 bank and thrift institutions in Allegany County, Maryland with a market share of 8.2%.
Lending Activities
Standard’s primary lending activities are the origination of commercial real estate loans, commercial business loans, one- to four-family residential mortgage loans and home equity loans and lines of credit. To a lesser extent, Standard also originates construction loans and consumer loans.
Commercial Real Estate Loans.   At December 31, 2017, $301.0 million, or 40.1%, of Standard’s total loan portfolio, consisted of commercial real estate loans. Properties securing Standard’s commercial real estate loans primarily include loans to lessors of residential buildings and dwellings, lessors of non-residential buildings, properties for single family home construction, small office buildings and office suites. Standard generally seeks to originate commercial real estate loans with initial principal balances of up to $6.0 million. Substantially all of Standard’s commercial real estate loans are secured by properties located in its primary market area. At December 31, 2017, Standard’s largest commercial real estate loan relationship (consisting of three separate commercial real estate loans) had a combined principal balance of $5.8 million and was secured by two commercial office buildings. These loans were performing in accordance with their terms and conditions at December 31, 2017.

In the underwriting of commercial real estate loans, Standard generally lends up to the lower of 80% of the property’s appraised value or purchase price. Standard bases its decision to lend primarily on the economic viability of the property and the creditworthiness of the borrower. In evaluating a proposed commercial real estate loan, Standard emphasizes the ratio of the property’s projected net cash flow to the loan’s debt service requirement (generally requiring a preferred ratio of 1.25x), computed after deductions for a vacancy factor and property expenses that Standard deems appropriate. Personal guarantees are usually obtained from commercial real estate borrowers. Standard generally requires title insurance, fire and extended coverage casualty insurance, and, if appropriate, flood insurance, in order to protect its security interest in the underlying property. Almost all of Standard’s commercial real estate loans are generated internally by its Commercial Relationship Managers.
Commercial real estate loans generally carry higher interest rates and have shorter terms than one- to four-family residential mortgage loans. Commercial real estate loans entail greater credit risks compared to the one- to four-family residential mortgage loans Standard originates, as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment of loans secured by income-producing properties typically depends on the successful operation of the property, as repayment of the loan generally is dependent, in large part, on sufficient income generated from the property to cover both operating expenses and debt service. Changes in economic conditions that are not in the control of the borrower or lender could affect the value of the collateral for the loan or the future cash flow of the property. Additionally, any decline in real estate values may be more pronounced for commercial real estate than residential properties.
Commercial Business Loans.   Standard makes various types of secured and unsecured commercial business loans to customers in its market area for the purpose of working capital and other general business purposes. The terms of these loans generally range from less than one year to a maximum of ten years. The loans are either negotiated on a fixed-rate basis or carry adjustable interest rates indexed to a market rate index. Standard seeks to originate loans to small- and medium-size businesses with principal balances between $50,000 and $5.0 million. At December 31, 2017, Standard had commercial business loans totaling $56.1 million, or 7.5% of the total loan portfolio.
Commercial credit decisions are based upon Standard’s credit assessment of the loan applicant. Standard evaluates the applicant’s ability to repay in accordance with the proposed terms of the loan and Standard assesses the risks involved. Personal guarantees of the principals are typically obtained. In addition to evaluating the loan applicant’s financial statements, Standard considers the adequacy of the primary and secondary sources of repayment for the loan and debt service coverage. Credit agency reports of the applicant’s personal credit history supplement Standard’s analysis of the applicant’s creditworthiness. Collateral supporting a secured transaction is also analyzed to determine its value and marketability. Commercial business loans generally carry higher interest rates than residential loans of like duration due to a higher risk of default as repayment generally depends on the successful operation of the borrower’s business and the sufficiency of any collateral. At December 31, 2017, Standard’s largest commercial business loan was to a municipality, had a principal balance of  $4.8 million and was secured by the full faith and credit and taxing authority of the borrower. This loan was performing in accordance with its terms and conditions at December 31, 2017.
One- to Four-Family Residential Mortgage Loans.   At December 31, 2017, $261.7 million, or 34.8%, of Standard’s total loan portfolio, consisted of one- to four-family residential mortgage loans. Standard offers fixed-rate and adjustable-rate residential mortgage loans with maturities up to 30 years. One- to four-family residential mortgage loans are generally underwritten according to secondary market guidelines, and Standard refers to loans that conform to such guidelines as “conforming loans.” Standard generally originates both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which is currently $453,100 for single-family homes. However, loans in excess of  $453,100 (which are referred to as “jumbo loans”) may be generally originated for retention in Standard’s loan portfolio or may be sold servicing released. Standard’s portfolio maximum loan amount for these loans is generally $750,000. Standard underwrites jumbo portfolio loans in the same manner as conforming loans.
Standard will originate loans with loan-to-value ratios in excess of 80%, up to and including a loan-to-value ratio of 97%. Standard requires private mortgage insurance for loans with loan-to-value ratios in excess of 80%. During the fiscal ended December 31, 2017, Standard originated $25.7 million of one- to four-family residential mortgage loans with loan-to-value ratios in excess of 80%. Standard offers special programs for low- and moderate-income home purchasers within low to moderate income census tracts. The property must be located within Standard’s lending assessment area. Household income must be less than 80% of median income of the Metropolitan Statistical Area in order to qualify for the special low-to moderate-income program. Loans under this program may be originated up to 100% loan to value.
Standard generally sells fixed rate conforming loans with terms greater than 15 years and retain the servicing rights on loans sold to generate fee income. For the year ended December 31, 2017, Standard recognized loan servicing fees of  $210,000. As of December 31, 2017, the principal balance of loans serviced for others totaled $68.7 million.
Other than Standard’s loans for the construction of one- to four-family residential mortgage loans (described under “Construction Loans”) and home equity lines of credit (described under “Home Equity Loans and Lines of Credit”), Standard does not offer “interest only” mortgage loans on one- to four-family residential properties (where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan). Standard also does not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan. Standard does not offer “subprime loans” (loans that generally target borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios) or Alt-A loans (traditionally defined as loans having less than full documentation).
Home Equity Loans and Lines of Credit.   In addition to traditional one- to four-family residential mortgage loans, Standard offers home equity loans and home equity lines of credit that are secured by the borrower’s primary residence or secondary residence. At December 31, 2017, Standard’s home equity loans and lines of credit totaled $130.9 million and represented 17.4% of its total loan portfolio. Standard’s home equity loans are originated with fixed rates of interest and with terms of up to 15 years. Home equity lines of credit have a maximum term of 20 years. Standard offers interest only lines of credit with a 10-year draw period in which interest is due monthly. After the initial 10-year draw period, the borrower is required to make principal payments based on a 10-year amortization. Standard’s home equity lines of credit are currently originated with adjustable rates of interest. Home equity loans and lines of credit are generally underwritten with the same criteria that Standard uses to underwrite one- to four-family residential mortgage loans. For a borrower’s primary residence, home equity loans and lines of credit may be underwritten with a loan-to-value ratio of 89.9% and 85%, respectively, when combined with the principal balance of the existing mortgage loan. At the time Standard closes a home equity loan or line of credit, Standard records a mortgage to perfect its security interest in the underlying collateral. At December 31, 2017 Standard’s in-house maximum limit for home equity loans and lines of credit was $750,000. Loans over $400,000 require title insurance.
Home equity loans and lines of credit entail greater credit risks compared to the one- to four-family residential mortgage loans Standard originates, as they typically involve higher loan-to-value ratios. Therefore, any decline in real estate values may have a more detrimental effect on home equity loans and lines of credit compared to one- to four-family residential mortgage loans.
Construction Loans.   Standard makes commercial construction loans for rental properties, commercial buildings and homes built by developers on speculative, undeveloped property. The terms of commercial construction loans are made in accordance with Standard’s commercial loan policy. Advances on construction loans are made in accordance with a schedule reflecting the cost of construction, but are generally limited to an 80% loan-to-completed-appraised-value ratio. Repayment of construction loans on non-residential properties is normally expected from the property’s eventual rental income, income from the borrower’s operating entity or the sale of the subject property. In the case of income-producing property, repayment is usually expected from permanent financing upon completion of construction. Standard typically provides the permanent mortgage financing on its construction loans. Construction loans are interest-only loans during the construction period, which typically do not exceed 12 months, and convert to permanent, amortizing financing following the completion of construction.

Standard makes residential construction loans for one- to four-family owner-occupied properties. Advances on residential construction loans are made in accordance with a schedule reflecting the cost of construction. The terms of residential construction loans are made in accordance with Standard’s one- to four-family residential lending policy (described under “One- to Four-Family Residential Mortgage Loans”). At December 31, 2017, residential construction loans totaled $5.9 million and are included with one-to-four family residential and construction loans. At December 31, 2017, the additional un-advanced portion of these construction loans totaled $7.1 million.
Generally, before making a commitment to fund a construction loan, Standard requires an appraisal of the property by a state-certified or state-licensed appraiser. Standard reviews and inspects properties before disbursement of funds during the term of the construction loan. Construction financing generally involves greater credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction cost is inaccurate, Standard may be required to advance additional funds beyond the amount originally committed in order to protect the value of the property. Moreover, if the estimated value of the completed project is inaccurate, the borrower may hold a property with a value that is insufficient to assure full repayment of the construction loan upon the sale of the property. In the event Standard makes a land acquisition loan on property that is not yet approved for the planned development, there is the risk that approvals will not be granted or will be delayed. Construction loans also expose Standard to the risk that improvements will not be completed on time in accordance with specifications and projected costs. In addition, the ultimate sale or rental of the property may not occur as anticipated.
Loan Originations, Sales, Participations and Servicing.   All loans that Standard originates are underwritten pursuant to its policies and procedures, which incorporate standard underwriting and secondary market guidelines. Standard originates both adjustable-rate and fixed-rate loans. Standard’s loan origination and sales activity may be adversely affected by a rising interest rate environment that typically results in decreased loan demand. Most of Standard’s one- to four-family residential mortgage loan originations are generated by its loan officers.
During fiscal 2017 and 2016, Standard sold approximately 9.4% and 24%, respectively, of the longer term fixed rate loans to the Federal Home Loan Bank of Pittsburgh (“FHLB”) through its Mortgage Partnership Finance (“MPF”) program that were originated during the year, with loan servicing rights retained. During the fiscal years 2017 and 2016, Standard originated $5.3 million and $3.9 million, respectively, of fixed-rate loans primarily with terms greater than 15 years which were sold to assist Standard in managing interest rate risk. Standard sells its loans with the servicing rights retained on residential mortgage loans, and Standard intends to continue this practice in the future, subject to the pricing of retaining such servicing rights. At December 31, 2017, Standard was servicing loans owned by others with a principal balance of  $68.7 million. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. Standard retains a portion of the interest paid by the borrower on the loans it services as consideration for its servicing activities.
From time to time, Standard enters into participations in commercial loans with other banks. In these circumstances, Standard will generally follow its customary loan underwriting and approval policies. At December 31, 2017 Standard had $48.4 million in loan participations which included $2.2 million related to lease financing.
Loan Approval Procedures and Authority.   Standard’s lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by its Board of Directors. The loan approval process is intended to assess the borrower’s ability to repay the loan and the value of the collateral that will secure the loan. To assess the borrower’s ability to repay, Standard reviews the borrower’s employment and credit history, and historical and projected income and expenses. Standard requires “full documentation” on all of its loan applications. Standard requires a full appraisal of all real property securing 1st lien residential mortgage loans. Standard also requires appraisals on home equity loans and lines of credit and commercial real estate loans of  $250,000 or greater. For loan amounts under $250,000 an appraisal may be required or other objective methods of property valuations are utilized. All appraisers are state-licensed or state-certified appraisers, and it’s Bank practice to have local appraisers approved by the Board of Directors annually.
Standard’s policies and loan approval limits are established by the Board of Directors. The approval authority necessary to decision all loan applications regardless of loan type is based on the resulting total exposure of the relationship. Secured loan requests with a relationship exposure of  $3.0 million or less can be approved by designated individual officers, officers acting together with specific lending approval authority, and/or the Officer Loan Committee. Secured loan requests with a relationship exposure in excess of  $3.0 million can be approved by the Board Loan Committee. Unsecured loan requests utilize a similar authority breakdown with the Board Loan Committee decisioning unsecured requests resulting in relationship exposures in excess of  $750,000. The Board of Directors approves all loan requests subject to Regulation O, and those that result in a relationship exposure that exceeds the Bank’s internal House Limit. The Bank’s House Limit was $7.7 million at December 31, 2017.
Investments
Our Investment Committee, which is comprised of our Chief Executive Officer, President, Chief Financial Officer and Director of Finance, has primary responsibility for implementing our investment policy, which is established by our Audit Committee. The general investment strategies are developed and authorized by the Investment Committee in consultation with our Audit Committee. The Investment Committee is responsible for the execution of specific investment actions. These officers are authorized to execute investment transactions without the Board of Directors prior approval (provided the transactions are within the scope of the established investment policy). The investment policy is reviewed annually by the Investment Committee, and any changes to the policy are subject to approval by the full Board of Directors. The overall objectives of the Investment Policy are to maintain a portfolio of high quality and diversified investments to maximize interest income over the long term and to minimize risk, to provide collateral for borrowings, to provide additional earnings when loan production is low, and, when appropriate, to reduce our tax liability. The policy dictates that investment decisions give consideration to the safety of principal, liquidity requirements and interest rate risk management. All securities transactions are reported to the Board of Directors on a monthly basis.
Our current investment policy permits investments in securities issued by the U.S. Government as well as mortgage-backed securities, municipal securities, corporate bonds and direct obligations of Fannie Mae, Freddie Mac and Ginnie Mae. The investment policy also permits, with certain limitations, investments in certificates of deposit, collateralized mortgage obligations, mutual funds and equity securities. Our current investment policy does not permit investment in stripped mortgage-backed securities or derivatives as defined in federal banking regulations or in other high-risk securities. Our investment policy expressly prohibits the use of our investment portfolio for market-oriented trading activities or speculative purposes unless otherwise approved by our Audit Committee. We do not currently have a trading account for investment securities.
We designate a security as either held to maturity, available for sale, or trading, based upon our ability and intent. Securities available for sale and trading securities are reported at market value and securities held to maturity are reported at amortized cost. A periodic review and evaluation of the available for sale and held to maturity securities portfolios is conducted to determine if the fair value of any security has declined below its carrying value and whether such decline is other-than-temporary. At December 31, 2017, all of our securities were classified as available for sale. Our securities portfolio at December 31, 2017 consisted primarily of securities with the following fair values: $67.6 million of mortgage-backed securities issued by U.S. Government agencies and U.S. Government-sponsored enterprises; $50.8 million of municipal obligations; $8.3 million of U.S. government and agency obligations; $2.3 million of corporate bonds and $4.2 million of equity securities. At December 31, 2017, none of the collateral underlying our securities portfolio was considered subprime or Alt-A. See “Item 7 — Management’s Discussion of Financial Condition and Results of Operations — Balance Sheet Analysis: December 31, 2017 and December 31, 2016 — Investment Securities Portfolio” for a discussion of the recent performance of our securities portfolio.

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
Borrowings.   Our borrowings consist of short-term borrowings and long term advances from the FHLB as well as funds borrowed from customers under repurchase agreements. At December 31, 2017, FHLB short-term borrowings and long-term advances totaled $27.0 million, or 3.2%, and $107.7 million, or 12.8%, of total liabilities, respectively. Repurchase agreements totalled $4.2 million, or 0.5%, of total liabilities. At December 31, 2017, we had access to additional FHLB borrowings of up to $286.9 million. Short-term borrowings and long-term advances from the FHLB are collateralized by certain qualifying collateral such as loans, with weighted average collateral values determined by the FHLB equal to a least the unpaid amount of outstanding borrowings. Repurchase agreements are secured by municipal and U.S.  government obligations.
Subsidiary Activities
Standard Bank has one active subsidiary, Westmoreland Investment Company, which is a Delaware corporation that holds residential mortgage loans originated and serviced by Standard Bank.
Expense and Tax Allocation
Standard Bank has entered into an agreement with Standard AVB Financial Corp. to provide it with certain administrative support services, whereby Standard Bank will be compensated at not less than the fair market value of the services provided. In addition, Standard Bank and Standard AVB Financial Corp. have entered into an agreement to establish a method for allocating and for reimbursing the payment of their consolidated tax liability.
Personnel
As of December 31, 2017, we had 144 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

SUPERVISION AND REGULATION
General
Standard Bank is supervised and examined by the Pennsylvania Department of Banking and Securities as the issuer of its charter, and by the FDIC as the insurer of its deposits and its primary federal regulator. Standard Bank also is regulated to a lesser extent by the Federal Reserve Board, governing reserves to be maintained against deposits and other matters. Standard Bank is also subject to consumer protection rules and regulations issued by the Consumer Finance Protection Bureau. This system of state and federal regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance fund, depositors, and other customers, and not for the protection of security holders. Standard Bank is periodically examined by the Pennsylvania Department of Banking and Securities and the FDIC to ensure that it satisfies applicable standards with respect to its capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Following examinations, the Pennsylvania Department of Banking and Securities and the FDIC prepare reports for the consideration of Standard Bank’s Board of Directors on any operating deficiencies. Standard Bank’s relationship with its depositors also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of Standard Bank’s loan documents.
As a bank holding company, Standard AVB Financial Corp. is required to file certain reports with, is subject to examination by, and otherwise must comply with the rules and regulations of the Pennsylvania Department of Banking and Securities and the Federal Reserve Board.
Any change in the applicable laws or regulations, whether by the FDIC, the Pennsylvania Department of Banking and Securities, the Federal Reserve Board or Congress, could have a material adverse impact on Standard AVB Financial Corp., Standard Bank and their operations.
Set forth below is a brief description of certain regulatory requirements that are applicable to Standard Bank and Standard AVB Financial Corp. The description below is limited to certain material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on Standard Bank and Standard AVB Financial Corp.
Dodd-Frank Act
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), has significantly changed the bank regulatory structure and is affecting the lending, investment, trading and operating activities of depository institutions and their holding companies. See “Item 1A — Risk Factors — The Dodd-Frank Act may have a material impact on our operations and the cost of our operations.” Many of the provisions of the Dodd-Frank Act had delayed effective dates and the legislation required various federal agencies to promulgate numerous and extensive implementing regulations over a period of years. Although the effect of all of these regulations cannot be completely determined at this time, it is expected that the legislation and implementing regulations will increase our operating and compliance costs.
Banking Regulation
Pennsylvania Savings Bank Law.   The Pennsylvania Banking Code of 1965, as amended (the “Banking Code”), contains detailed provisions governing the organization, operations, corporate powers, savings and investment authority, branching rights and responsibilities of directors, officers and employees of Pennsylvania savings banks. A Pennsylvania savings bank may locate or change the location of its principal place of business and establish an office anywhere in, or adjacent to, Pennsylvania, with the prior approval of the Pennsylvania Department of Banking and Securities. The Banking Code delegates extensive rulemaking power and administrative discretion to the Department of Banking in its supervision and regulation of state-chartered savings banks. The Pennsylvania Department of Banking and Securities may order any savings bank to discontinue any violation of law or unsafe or unsound business practice and may direct any trustee, officer, attorney, or employee of a savings bank engaged in an objectionable activity, after the Pennsylvania Department of Banking and Securities has ordered the activity to be terminated, to show cause at a hearing before the Pennsylvania Department of Banking and Securities why such person should not be removed. The Department of Banking may also appoint a receiver or conservator for an institution in appropriate cases.
Capital Requirements.   Federal regulations require federally insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8.0%, and a 4.0% Tier 1 capital to total assets leverage ratio. The existing capital requirements were effective January 1, 2015, and are the result of a final rule implementing recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act.
In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. Common equity Tier 1 capital generally is defined as common stockholders’ equity and retained earnings. Tier 1 capital generally is defined as common equity Tier 1 plus additional Tier 1 capital, such as certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and certain other items. In assessing an institution’s capital adequacy, the FDIC takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions when deemed necessary.
In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016, at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019. In calendar 2017, the capital conservation buffer was 1.25%. It increased to 1.875% on January 1, 2018.
Standard Bank is also subject to capital guidelines of the Pennsylvania Department of Banking and Securities. The Pennsylvania Department of Banking and Securities requires 4% leverage capital and incorporates the federal risk-based requirements. The components of capital are substantially the same as those defined by the FDIC.
Prompt Corrective Action.   Under federal regulations, a bank is considered to be (i) “well capitalized” if it has total risk-based capital of 10.0% or more, Tier 1 risk-based capital of 8.0% or more, common equity Tier 1 risk-based capital of 6.5% or more and Tier 1 leverage capital of 5.0% or more and is not subject to any written capital order or directive; (ii) “adequately capitalized” if it has total risk-based capital of 8.0% or more, Tier 1 risk-based capital of 6.0% or more, common equity Tier 1 risk-based capital of 4.5% or more and Tier 1 leverage capital of 4.0% or more and does not meet the definition of  “well capitalized”; (iii) “undercapitalized” if it has total risk-based capital of less than 8.0%, Tier 1 risk-based capital of less than 6.0%, common equity Tier 1 risk-based capital of 4.5% or less or Tier 1 leverage capital of less than 4.0%; (iv) “significantly undercapitalized” if it has total risk-based capital of less than 6.0%, Tier 1 risk-based capital less than 4.0% common equity Tier 1 risk-based capital of less than 3.0, or Tier 1 leverage capital of less than 3.0%; and (v) “critically undercapitalized” if its ratio of tangible equity to total assets is equal to or less than 2.0%. Federal regulations also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized, and may require an adequately capitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). As of December 31, 2017, Standard Bank was “well-capitalized” for this purpose and exceeded all applicable capital requirements. The previously referenced final rule that increased regulatory capital requirements revised the prompt corrective action categories accordingly.

Federal law provides for certain supervisory measures for undercapitalized institutions including restrictions on capital distributions and asset growth and the requirement that a capital restoration plan be filed with the FDIC within 45 days of the date an institution receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” The criteria for an acceptable capital restoration plan include, among other things, the establishment of the methodology and assumptions for attaining adequately capitalized status on an annual basis, procedures for ensuring compliance with restrictions imposed by applicable federal regulations, the identification of the types and levels of activities the institution will engage in while the capital restoration plan is in effect, and assurances that the capital restoration plan will not appreciably increase the current risk profile of the institution. Any holding company for an institution required to submit a capital restoration plan must guarantee the lesser of an amount equal to 5% of the institution’s assets at the time it was notified or deemed to be undercapitalized by the FDIC or the amount necessary to restore the institution to adequately capitalized status. This guarantee remains in place until the FDIC notifies the institution that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the FDIC has the authority to require payment and collect payment under the guarantee. The FDIC may also take any one of a number of discretionary supervisory actions against undercapitalized institutions, including the issuance of a capital directive and the replacement of senior executive officers and directors. Generally, the FDIC is required to appoint a receiver or conservator for an institution that is “critically undercapitalized” within specific time frames.
Loans-to-One-Borrower Limitation.   Under applicable regulations, with certain limited exceptions, a Pennsylvania chartered savings bank may lend to a single or related group of borrowers on an “unsecured” basis an amount equal to 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily marketable collateral, which is defined to include certain financial instruments and bullion, but generally does not include real estate. As a prudent lending practice, however, management and the Board of Directors have established an internal limitation for approval purposes based on the total exposure of a relationship. The formula to determine the Bank’s internal limitation is Tangible Capital times 15% times 50%. This limitation is a rolling number based on Bank performance, and is measured at the end of each calendar quarter. The internal limitation as of December 31, 2017 is $7.9 million. Any new loan request that results in an exposure for approval purposes that exceeds this limitation must be presented to the full Board of Directors for decisioning.
Activities and Investments of Insured State-Chartered Banks.   Federal law generally limits the types and amounts of equity investments of state-chartered banks insured by the FDIC to those that are permissible for national banks. An insured state bank is not prohibited from, among other things: (i) acquiring or retaining a majority interest in a subsidiary that is engaged in permissible activities; (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation, or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank’s total assets; (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures liability insurance for directors, trustees or officers, or blanket bond group insurance coverage for insured depository institutions; and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met. The direct or indirect activities of a state bank are similarly generally limited to those of a national bank. Exceptions include where approval is received for the activity from the FDIC.
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

Community Reinvestment Act and Fair Lending Laws.   Under the Community Reinvestment Act of 1977 (“CRA”), the FDIC is required to assess the record of all financial institutions regulated by it to determine if such institutions are meeting the credit needs of the community (including low-and moderate-income areas) which they serve. CRA performance evaluations are based on a four-tiered rating system: Outstanding, Satisfactory, Needs to Improve and Substantial Noncompliance. CRA performance evaluations are considered in evaluating applications for such things as mergers, acquisitions and applications to open branches. Standard Bank has a current CRA rating of  “Satisfactory.”
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
Generally, Sections 23A and 23B of the Federal Reserve Act (i) limit the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10.0% of such institution’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20.0% of such institution’s capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to non-affiliates. The term “covered transaction” includes the making of a loan to, purchase of assets from, issuance of a guarantee on behalf of and similar transactions with an affiliate. In addition, loans or other extensions of credit by the institution to the affiliate must be collateralized in accordance with the requirements set forth in Section 23A of the Federal Reserve Act.
The Sarbanes-Oxley Act of 2002 generally prohibits loans by a company to its executive officers and directors. However, the law contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws, assuming such loans are also permitted under the law of the institution’s chartering state. Under such laws, the Standard Bank’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities under such person’s control, is limited. The law limits both the individual and aggregate amount of loans Standard Bank may make to insiders based, in part, on the Standard Bank’s capital position and requires certain board of directors, approval procedures to be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Loans to executive officers are further limited to specific categories.
Standards for Safety and Soundness.   Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate. Interagency guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to implement an acceptable compliance plan. Failure to implement such a plan can result in further enforcement action.
Insurance of Deposit Accounts.   Standard Bank is a member of the Deposit Insurance Fund, which is administered by the FDIC. Deposit accounts in Standard Bank are insured by the FDIC up to a maximum of  $250,000 for each separately insured depositor.
The FDIC assesses insured depository institutions to maintain the Deposit Insurance Fund. Under the FDIC’s risk-based assessment system, institutions deemed less risky pay lower assessments. Assessments for institutions with less than $10 billion of assets are based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of an institution’s failure within three years. That system, effective July 1, 2016, replaced the previous system under which institutions were placed into risk categories.

The Dodd-Frank Act required the FDIC to revise its procedures to base assessments upon each insured institution’s total assets less tangible equity instead of deposits. The FDIC finalized a rule, effective April 1, 2011, that set the assessment range at 2.5 to 45 basis points of total assets less tangible equity. In conjunction with the Deposit Insurance Fund’s reserve ratio achieving 1.15%, the assessment range (inclusive of possible adjustments) was reduced for insured institutions of less than $10 billion of total assets to 1.5 basis points to 30 basis points, effective July 1, 2016.
The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020. The Dodd-Frank Act requires insured institutions with assets of $10 billion or more to fund the increase from 1.15% to 1.35% and, effective July 1, 2016, such institutions are subject to a surcharge to achieve that goal. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC, and the FDIC has exercised that discretion by establishing a long-range fund ratio of 2%.
The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of by Standard Bank. Future insurance assessments cannot be predicted.
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
In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. For the quarter ended December 31, 2017, the annualized FICO assessment rate equaled 0.54 basis points of total assets less tangible capital. The bonds issued by the FICO are due to mature by 2019.
Enforcement.   The FDIC has extensive enforcement authority over insured state savings banks, including Standard Bank. The enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease and desist orders and capital directives and remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations, breaches of fiduciary duty and unsafe or unsound practices.
Federal Home Loan Bank System.   Standard Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Pittsburgh, Standard Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2017, Standard Bank was in compliance with this requirement.
Other Regulations
Interest and other charges collected or contracted for by Standard Bank are subject to state usury laws and federal laws concerning interest rates. Standard Bank’s operations are also subject to federal laws applicable to credit transactions.
Bank Holding Company Regulation
As a bank holding company, Standard AVB Financial Corp. is subject to regulation and examination by the Pennsylvania Department of Banking and Securities and the Federal Reserve Board. Standard AVB Financial Corp. is required to file with the Federal Reserve Board an annual report and such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act of 1956, as amended (the “BHC Act”). The BHC Act requires each bank holding company to obtain the approval of the Federal Reserve Board before it may acquire substantially all the assets of any bank, or before it may acquire ownership or control of any voting shares of any bank if, after such acquisition, it would own or control, directly or indirectly, more than five percent of the voting shares of such bank. Such a transaction may also require approval of the Pennsylvania Department of Banking and Securities.
Pursuant to provisions of the BHC Act and regulations promulgated by the Federal Reserve Board thereunder, Standard AVB Financial Corp. may only engage in or own companies that engage in activities deemed by the Federal Reserve Board to be so closely related to the business of banking or managing or controlling banks as to be a proper incident thereto, and the holding company must obtain permission from the Federal Reserve Board prior to engaging in most new business activities. A bank holding company that meets certain criteria may become a “financial holding company” and thereby engage in a broader range of financial activities, including insurance underwriting and investment banking. Standard AVB Financial Corp. has not elected to become a financial holding company.
The Federal Reserve Board has adopted consolidated capital requirements for bank holding companies with assets of  $1 billion or greater. The Dodd-Frank Act required the Federal Reserve Board to revise its holding company consolidated capital requirements so that they are no less stringent than those applicable to insured depository institutions. The previously referenced regulatory capital requirements applicable to banks also apply to bank holding companies with assets of  $1 billion or more. Such capital requirements would apply to Standard AVB Financial Corp. at such time as its size met that threshold.
The Federal Reserve Board has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve Board’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Federal Reserve Board’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. Federal Reserve Board policies require a bank holding company to consult with the agency prior to paying dividends or repurchasing its stock under certain circumstances. Under the prompt corrective action laws, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory requirements and policies could affect the ability of Standard AVB Financial Corp. to pay dividends or otherwise engage in capital distributions.
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
Federal Securities Laws
Standard AVB Financial Corp.’s common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Standard AVB Financial Corp. is subject to the information and other requirements under the Securities Exchange Act of 1934.

Standard AVB Financial Corp. common stock held by persons who are affiliates (generally officers, directors and principal stockholders) of Standard AVB Financial Corp. may not be resold without registration or unless sold in accordance with certain resale restrictions. If Standard AVB Financial Corp. meets specified current public information requirements, each affiliate of Standard AVB Financial Corp. is able to sell in the public market, without registration, a limited number of shares in any three-month period.
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
TAXATION
Federal Taxation
General.   Standard AVB Financial Corp. and Standard Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize material federal income tax matters and is not a comprehensive description of the tax rules applicable to Standard AVB Financial Corp. and Standard Bank.
Method of Accounting.   For federal income tax purposes, Standard Bank will file a consolidated tax return with Standard AVB Financial Corp. and will report its income and expenses on the accrual method of accounting and use a calendar year ending December 31st for filing their consolidated federal income tax returns.
Minimum Tax.   The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent alternative minimum taxable income is in excess of an exemption amount. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At December 31, 2017, Standard AVB Financial Corp. had no alternative minimum tax credit carryforward.
Net Operating Loss Carryovers.   Generally, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2017, we had no net operating loss carryforward for federal income tax purposes.
Corporate Dividends.   Standard AVB Financial Corp. will be able to exclude from its income 100% of dividends received from Standard Bank as a member of the same affiliated group of corporations.
Audit of Tax Returns.   Our 2010 federal income tax return was audited by the Internal Revenue Service in 2012 with no changes to the return as filed. The 2014 federal tax return was audited in 2016 with no changes to the return as filed.
State Taxation
The Bank is subject to the Pennsylvania and Maryland Thrift Institutions tax which is allocated between the states and calculated at 11.5% and 8.25%, respectively, based on taxable income applicable to the individual states. Our state income tax returns, as applicable, have not been audited in the most recent five year period. Additionally, the Bank has an open case with the Commonwealth Court of Pennsylvania regarding bank shares tax returns filed by Allegheny Valley prior to the merger.
ITEM 1A.   Risk Factors
Because we intend to continue to emphasize commercial real estate loan originations, our credit risk could increase and continued weakness in the local real estate market or economy could adversely affect our earnings.
We intend to continue our emphasis on originating commercial real estate loans. Commercial real estate loans totaled $301.0 million, or 40.1% of our total loan portfolio at December 31, 2017. Commercial real estate loans generally have more risk than the one- to four-family residential real estate loans. Because the repayment of commercial real estate loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the local real estate market or economy. Commercial real estate loans may also involve relatively large loan balances to individual borrowers or groups of related borrowers. Any continued weakness or downturn in the real estate market or the local economy could adversely affect the value of properties securing the loan or the revenues from the borrower’s business, thereby increasing the risk of nonperforming loans. As our commercial real estate portfolio increases, the corresponding risks and potential for losses from these loans may also increase.
Standard may fail to realize the cost savings it expects to achieve from the merger.
Standard has incurred significant costs acquiring Allegheny Valley and combining the operations of the two companies. Additional unanticipated costs may be incurred as the post-merger integration continues.
The success of the merger will depend, in part, on Standard’s ability to realize the estimated cost savings from combining the businesses of Standard and Allegheny. It is possible that the potential cost savings could be more difficult to achieve than Standard anticipates. Standard’s cost savings estimates also depend on its ability to combine the businesses of Standard and Allegheny in a manner that permits those cost savings to be realized. If Standard’s estimates are incorrect or it is unable to combine the two companies successfully, the anticipated cost savings may not be realized fully or at all, or may take longer to realize than expected.
The post-merger integration may distract management from their other responsibilities.
The post-merger integration could cause management to focus their time and energies on matters related to the integration that otherwise would be directed to the Company’s business and operations. Any such distraction on the part of management, if significant, could affect management’s ability to service existing business and develop new business and adversely affect the combined company’s business and earnings.
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

The Financial Accounting Standards Board (“FASB”) has adopted Accounting Standard Update (“ASU”) 2016-13, which will be effective in the first quarter of 2020. This standard, often referred to as “CECL” (reflecting a current expected credit loss model), will require companies to recognize an allowance for credit losses based on estimates of losses expected to be realized over the contractual lives of the loans. Under current U.S. GAAP, companies generally recognize credit losses only when it is probable that a loss has been incurred as of the balance sheet date. This new standard will require us to collect and review increased types and amounts of data for us to determine the appropriate level of the allowance for loan losses, and may require us to increase our allowance for loan losses. Any increase in our allowance for loan losses or expenses may have a material adverse effect on our financial condition and results of operations. We are actively working through the provisions of the Update.
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
Changes in interest rates creates reinvestment risk, which is the risk that we may not be able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities in a declining interest rate environment. Additionally, increases in interest rates may decrease loan demand and/or make it more difficult for borrowers to repay adjustable-rate loans. Changes in interest rates also affect the current fair value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At December 31, 2017, a “rate shock” analysis indicated that our net portfolio value (the difference between the present value of our assets and the present value of our liabilities) would decrease by approximately $12.0 million, or 7.69%, if there was an instantaneous 200 basis point increase in market interest rates.
Downturns in the local real estate market or economy could adversely affect our earnings.
A downturn in the real estate market or the local economy could adversely affect the value of properties securing the loan or the revenues from the borrower’s business, thereby increasing the risk of nonperforming loans. If the Company is required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, its earnings and shareholders’ equity could be adversely affected. The declines in real estate prices in the Company’s markets also may result in increases in delinquencies and losses in its loan portfolios. Unexpected decreases in real estate prices coupled with a prolonged economic recovery and elevated levels of unemployment could drive losses beyond that which is provided for in the Company’s allowance for loan losses. In that event, the Company’s earnings could be adversely affected.
A worsening of economic conditions could adversely affect our financial condition and results of operations.
During the financial crisis, there were dramatic declines in the housing market, where falling real estate values and increasing foreclosures, unemployment, and under-employment negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions. Our lending business is tied, in large part, to the housing market and real estate markets in general. A return to these conditions or a general decline in economic conditions could result in more limited demand for the construction of new housing, and weakness in home pricing, and could ultimately result in increased delinquencies on our residential real estate loans, commercial real estate loans, commercial business loans, home equity loans and lines of credit and consumer loans. These conditions may also cause a further reduction in loan demand, and increases in our non-performing assets, net charge-offs and provisions for loan losses, as well as adversely affect our liquidity and the willingness of certain counterparties and customers to do business with us. Negative developments in the financial services industry and the domestic and international credit markets may significantly affect the markets in which we do business, the market for and value of our loans and investments, and our ongoing operations, costs and profitability. Moreover, declines in the stock market in general, or stock values of financial institutions and their holding companies specifically, could adversely affect our stock performance.
Changes in the valuation of our securities portfolio could adversely affect us.
As of December 31, 2017, our investment securities portfolio, which includes government agency, mortgage-backed securities, municipal obligations, corporate bonds and marketable equity securities totaled $133.2 million, or 13.7% of our total assets. Our securities portfolio may be impacted by fluctuations in market value, potentially reducing earnings. Fluctuations in market value may be caused by changes in market interest rates, lower market prices for securities and limited investor demand. Management evaluates securities for other-than-temporary impairment on a quarterly basis, with more frequent evaluation for selected issues. In analyzing a debt issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, industry analysts’ reports and, to a lesser extent given the relatively insignificant levels of depreciation in our debt portfolio, spread differentials between the effective rates on instruments in the portfolio compared to risk-free rates. Changes in interest rates can also have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates. The declines in fair value could result charges to earnings that could have a material adverse effect on our net income and capital levels.
Financial reform legislation has increased our costs of operations.
The Dodd-Frank Act has significantly changed the regulation of banks and savings institutions and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The current administration in Washington indicated they have plans for Dodd-Frank reform, however, we cannot predict the extent to how those changes will impact our business, operations or financial condition. However, compliance with the Dodd-Frank Act and its implementing regulations and policies has already resulted in changes to our business and operations, as well as additional costs, and diverted management’s time from other business activities, which adversely affects our financial condition and results of operations.
The short-term and long-term impact of the changing regulatory capital requirements and new capital rules may adversely affect our returns on equity and our ability to pay dividends or repurchase stock.
In July 2013, the FDIC and the other federal bank regulatory agencies revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule established a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), set the leverage ratio at a uniform 4% of total assets, increased the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigned a higher risk weight (150%) to certain exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments to executive officers if the banking organization does not hold a “capital conservation buffer” consisting of 2.50% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule became effective January 1, 2015. The “capital conservation buffer” has been phased in beginning on January 1, 2016. It is currently 1.875% and will be fully phased in at 2.50% on January 1, 2019.

The application of these more stringent capital requirements could, among other things, result in lower returns on equity, and result in regulatory actions if we were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets.
Government responses to economic conditions may adversely affect our operations, financial condition and earnings.
We are subject to extensive regulation, supervision and examination by the Pennsylvania Department of Banking and Securities, the Federal Deposit Insurance Corporation and the Federal Reserve Board. Such regulation and supervision govern the activities in which an institution and its holding company may engage and are intended primarily for the protection of the insurance fund and the depositors and borrowers of Standard Bank rather than for holders of our common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.
Financial reform legislation has changed the bank regulatory framework, created an independent consumer protection bureau that has assumed the consumer protection responsibilities of the various federal banking agencies, and established more stringent capital standards for banks and bank holding companies. The legislation has also resulted in new regulations affecting the lending, funding, trading and investment activities of banks and bank holding companies. Bank regulatory agencies also have been responding aggressively to concerns and adverse trends identified in examinations. Ongoing uncertainty regarding the effect of new legislation and regulatory actions may adversely affect our operations by restricting our business activities, including our ability to originate or sell loans, modify loan terms, or foreclose on property securing loans. These measures are likely to increase our costs of doing business and may have a significant adverse effect on our lending activities, financial performance and operating flexibility. In addition, these risks could affect the performance and value of our loan and investment securities portfolios, which also would negatively affect our financial performance.
In addition, there have been proposals made by members of Congress and others that would reduce the amount distressed borrowers are otherwise contractually obligated to pay under their mortgage loans and limit an institution’s ability to foreclose on mortgage collateral. Were proposals such as these, or other proposals limiting our rights as a creditor, to be implemented, we could experience increased credit losses or increased expense in pursuing our remedies as a creditor.
Standard’s ability to pay dividends is subject to limitations.
The merger agreement between Standard and Allegheny Valley contemplated that, unless 75% of the board of directors determines otherwise for the two years following the closing of the merger and 66 2∕3% of the board of directors for the three years thereafter, the combined company will pay a quarterly cash dividend in an amount no less than $0.221 per share for five years after the effective time of the merger, provided that sufficient funds are legally available, and that Standard and Standard Bank remain “well-capitalized” in accordance with applicable regulatory guidelines.
Standard’s ability to pay dividends depends on its receipt of dividends from its direct and indirect subsidiaries. Standard Bank is the Company’s primary source of dividends. As a state chartered bank, Standard Bank is subject to regulatory restrictions on the payment and amounts of dividends under the Pennsylvania Banking Code.
Further, the ability of banking subsidiaries to pay dividends is also subject to their profitability, financial condition, capital expenditures and other cash flow requirements. There is no assurance that Standard’s subsidiaries will be able to pay the dividends contemplated by the merger agreement or other dividends in the future or that Standard will generate adequate cash flow to pay dividends in the future. Standard’s failure to pay dividends on its common stock could have a material adverse effect on the market price of its common stock.

Standard may incur significant costs to ensure compliance with corporate governance and accounting requirements.
Standard expects to incur significant costs associated with its public company reporting requirements, costs associated with applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the SEC. Standard expects all of these applicable rules and regulations will increase its legal and financial compliance costs and to make some activities more time-consuming and costly.
Standard’s success will depend upon the ability of management to adapt to the consolidated company structure.
The business success of Standard and Standard Bank depends to a great extent upon the services of their directors and executive officers. Management’s ability to operate Standard profitably will require the acquisition of new knowledge and skills. In particular, if Standard expands geographically or expands to provide non-banking services through the acquisition or formation of additional subsidiaries, current management may not have the necessary experience for successful operation in these new areas. There is no guarantee that management would be able to meet these new challenges or that Standard would be able to retain new directors or personnel with the appropriate background and expertise.
Strong competition within our market areas may limit our growth and profitability.
Competition in the banking and financial services industry is intense. In our market areas we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Some of our competitors have greater name recognition and market presence that benefits them in attracting business, and offer certain services that we do not or cannot provide. In addition, larger competitors may be able to price loans and deposits more aggressively than we do, which could affect our ability to grow and remain profitable on a long-term basis. Our profitability depends upon our continued ability to successfully compete in our market areas. If we must raise interest rates paid on deposits or lower interest rates charged on our loans, our net interest margin and profitability could be adversely affected. For additional information see “Item 1 — Business — Standard Bank — Competition.”
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
We may be adversely affected by recent changes in U.S. tax laws.
Changes in tax laws contained in the Tax Cuts and Jobs Act, which was enacted in December 2017, include a number of provisions that will have an impact on the banking industry, borrowers and the market for single-family residential real estate. Changes include (i) a lower limit on the deductibility of mortgage interest on single-family residential mortgage loans, (ii) the elimination of interest deductions for certain home equity loans, (iii) a limitation on the deductibility of business interest expense and (iv) a limitation on the deductibility of property taxes and state and local income taxes.
The recent changes in the tax laws may have an adverse effect on the market for, and valuation of, residential properties, and on the demand for such loans in the future, and could make it harder for borrowers to make their loan payments. In addition, these recent changes may also have a disproportionate effect on taxpayers in states with high residential home prices and high state and local taxes. If home ownership becomes less attractive, demand for mortgage loans could decrease. The value of the properties securing loans in our loan portfolio may be adversely impacted as a result of the changing economics of home ownership, which could require an increase in our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition and results of operations.
Technological advances impact our business.
The banking industry is undergoing technological changes with frequent introductions of new technology-driven products and services. In addition to improving customer services, the effective use of technology increases efficiency and enables financial institutions to reduce costs provided that they produce economies of scale and deploy technology in a safe and sound manner. Our future success will depend, in part, on our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in operations. Many competitors have substantially greater resources to invest in technological improvements and greater scale of operations to spread the costs of improvement over, creating a competitive advantage. We may not be able to effectively implement new technology-driven products and services or successfully market such products and services to a large enough number of customers to cover the up-front costs of implementation and ongoing costs to operate.
Evolving information technologies, the need to mitigate against and react to cyber-security risks and electronic fraud risks require significant resources and notwithstanding our investment in resources, we remain subject to cyber security risks and electronic fraud.
The Company needs to invest in information technology to keep pace with technology changes, and while the Company invests amounts it believes will be adequate, it may fail to invest adequate amounts such that the efficiency of information technology systems fails to meet operational needs. The risk of electronic fraudulent activity within the financial services industry, especially due to cyber attacks (crime committed through or involving the internet (phishing, hacking, denial of service attacks, stealing information, unauthorized intrusions into internal systems or the systems of the Company’s third party vendors)) could adversely impact the Company’s operations or damage its reputation. The Company’s information technology infrastructure and systems may be vulnerable to cyber terrorism, computer viruses, system failures and other intentional or unintentional interference, fraud and other unauthorized attempts to access or interfere with the systems. A breach of our security controls and the occurrence of one or more of these incidents could have a material adverse effect on the Company’s reputation, business, financial condition or results of operations. Further, any such occurrences could result in regulatory actions (including fines), litigation, unexpected costs and expenses, third-party damages or other loss or liabilities, any of which could have a material adverse effect on the results of operations or financial condition.
Our stock price may be volatile due to limited trading volume.
Our common stock is quoted on the OTCQX market place. However, the average daily trading volume in Standard AVB Financial Corp.’s common stock has been relatively small. As a result, trades involving a relatively small number of shares may have a significant effect on the market price of the common stock, and it may be difficult for investors to acquire or dispose of large blocks of stock without significantly affecting the market price.
ITEM 1B.   Unresolved Staff Comments
None.
ITEM 2.   Properties
We operate from our seventeen full service branches located in the Pennsylvania counties of Allegheny, Westmoreland and Bedford and Allegany County, Maryland. Standard Bank considers its primary market area to be eastern Allegheny, Westmoreland, northern Fayette and southern Bedford counties in Pennsylvania and Allegany County, Maryland. The net book value of our office, properties and equipment was $8.2 million at December 31, 2017.

The following table sets forth information with respect to our full-service banking offices, including the expiration date of leases with respect to leased facilities.
Branch Name	Address	Owned or Leased
Cumberland	200 N. Mechanic Street Cumberland, MD 21502	Owned
LaVale	1275 National Highway LaVale, MD 21502	Owned
Blawnox	201 Freeport Road Pittsburgh, PA 15238	Owned
Green Tree	Four Parkway Center #100 875 Greentree Road Pittsburgh, PA 15220	Leased (expires 1/31/2020)
Greensburg	5150 Route 30 Greensburg, PA 15601	Leased (expires 4/30/2021)
Hyndman	3945 Center Street Hyndman, PA 15545	Owned
Lawrenceville	5137 Butler Street Pittsburgh, PA 15201	Owned
Ligonier	211 W. Main Street Ligonier, PA 15658	Owned
McKnight Road	7703 McKnight Road Pittsburgh, PA 15237	Leased (expires 7/1/2020)
Monroeville (Corporate Headquarters)	2640 Monroeville Boulevard Monroeville, PA 15146	Owned
Mount Pleasant	659 W. Main Street Mt Pleasant, PA 15666	Owned
Mt. Troy	2000 Mt. Troy Road Pittsburgh, PA 15212	Owned
Murrysville	4785 Old William Penn Highway Murrysville, PA 15668	Owned
Pittsburgh (downtown)	Lawyers Building 428 Forbes Avenue Pittsburgh, PA 15219	Leased (expires 10/31/2020)
Scottdale	100 Pittsburgh Street Scottdale, PA 15683	Owned
Shaler	900 Mt. Royal Boulevard Pittsburgh, PA 15223	Owned
Shaler Drive-Thru	1100 Mt. Royal Boulevard Pittsburgh, PA 15223	Owned
ITEM 3.   Legal Proceedings
From time to time, we are involved as plaintiff or defendant in various legal proceedings arising in the ordinary course of business. At December 31, 2017, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.
ITEM 4.   Mine Safety Disclosures
Not Applicable.

PART II
ITEM 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of               Equity Securities
Market Information
Our common stock trades on the OTCQX market place under the symbol “STND.” There is a limited public trading market for Standard common stock. As of December 31, 2017, Standard AVB Financial Corp. had 4,790,687 shares of common stock outstanding and approximately 566 stockholders of record. Certain shares of the Company are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
The following table sets forth the high and low closing trading prices of the Company’s common stock and cash dividends paid for each quarter during the year ended December 31, 2017, the three months ended December 31, 2016 and the fiscal year ended September 30, 2016.
Period	High	Low	Cash Dividends Paid
Year Ended December 31, 2017
Quarter ended December 31, 2017	$30.08	$29.20	$0.22
Quarter ended September 30, 2017	29.70	28.25	0.22
Quarter ended June 30, 2017	28.25	26.60	0.22
Quarter ended March 31, 2017	26.56	25.15	0.11
Three Month Period Ended December 31, 2016	$25.45	$22.70	$0.11
Fiscal Year Ended September 30, 2016
Quarter ended September 30, 2016	$25.95	$22.75	$0.11
Quarter ended June 30, 2016	24.50	23.20	0.11
Quarter ended March 31, 2016	26.50	23.55	0.11
Quarter ended December 31, 2015	26.95	24.00	0.11
Dividends
Payment of dividends on our shares of common stock is subject to determination and declaration by the Board of Directors and depends upon a number of factors, including capital requirements, regulatory limitations on the payment of dividends, our results of operation and financial condition, tax considerations and general economic conditions. No assurance can be given that dividends will continue to be declared or, if declared, what the amount of dividends will be.
Equity Compensation Plan Information
Set forth below is information as of December 31, 2017 regarding equity compensation plans that have been approved by stockholders. The Company has no equity based benefit plans that were not approved by stockholders.
Plan	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price	Number of securities available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders(1)	229,180	$16.50	95,144
Equity compensation plans approved by stockholders(2)	73,051	$19.61	77,385
Equity compensation plans not approved by stockholders	—	—	—

(1)
Consists of options to purchase 278,075 shares of common stock under the Company’s 2012 Equity Incentive Plan.

(2)
Consists of options to purchase 73,051 shares of common stock assumed through the Company’s merger with Allegheny Valley Bancorp on April 7, 2017.

Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities during the year ended December 31, 2017.
Issuer Purchases of Equity Securities
There were no purchases made by or on behalf of us of our common stock during the year ended December 31, 2017.
ITEM 6.    Selected Financial Data
Not applicable.
ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
This section is intended to help potential investors understand our financial performance through a discussion of the factors affecting our financial condition at December 31, 2017 and December 31, 2016, and our consolidated results of operations for the year ended December 31, 2017, the three months ended December 31, 2016 and the fiscal year ended September 30, 2016. This section should be read in conjunction with the audited consolidated financial statements and notes that appear elsewhere in this Annual Report.
Overview
Historically, Standard Bank has operated as a traditional community bank. At December 31, 2017, $261.7 million, or 34.8% of its loan portfolio, consisted of one- to four-family residential real estate loans, of which $174.1 million, or 66.5%, were fixed rate loans and $87.6 million, or 33.5% were adjustable rate loans. This resulted in Standard being particularly vulnerable to increases in interest rates, as its interest-bearing liabilities mature or reprice more quickly than its interest-earning assets. In recent years, Standard has increased its focus on the origination of commercial real estate loans, which generally provide higher yields than one- to four-family residential mortgage loans, have shorter durations and are usually originated with adjustable interest rates. At December 31, 2017, $301.0 million, or 40.0% of its loan portfolio, consisted of commercial real estate loans.
Other than Standard’s loans for the construction of one- to four-family residential properties and home equity lines of credit, it does not offer “interest only” mortgage loans on one- to four-family residential properties (where the borrower pays interest but no principal for an initial period, after which the loan converts to a fully amortizing loan). Standard also does not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on their loan, resulting in an increased principal balance during the life of the loan. Standard does not offer “subprime loans” (loans that generally target borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios) or Alt-A loans (traditionally defined as loans having less than full documentation). Standard also does not own any private label mortgage-backed securities that are collateralized by Alt-A, low or no documentation or subprime mortgage loans.
At December 31, 2017, 86.3% of Standard’s mortgage-backed securities have been issued by Freddie Mac, Fannie Mae or Ginnie Mae which are U.S. government agencies or government-sponsored enterprises. These entities guarantee the payment of principal and interest on Standard’s mortgage-backed securities.
Standard’s non-performing assets totaled $3.3 million, or 0.34%, of total assets at December 31, 2017, compared to $970,000, or 0.20%, of total assets at September 30, 2016. Standard had $2.9 million and $689,000 of loans delinquent 90 days or greater at December 31, 2017 and September 30, 2016, respectively. A $517,000 provision for loan losses was recorded during the year ended December 31, 2017 compared to $105,000 during the fiscal year ended September 30, 2016.

Business Strategy
Standard’s primary objective is to operate as a profitable, community-oriented financial institution serving customers in its market areas. The Bank is seeking to accomplish this objective by pursuing a business strategy that is designed to maintain core profitability, strong capital and high asset quality. This business strategy includes the following elements:
•
Remaining a community-oriented financial institution while continuing to increase the customer base of small and medium-size businesses in our market area.   Standard was established in 1913 and has operated continuously in the Pittsburgh Metropolitan Area since that date. In 2017, we merged with Allegheny Valley and expanded our footprint in the Pittsburgh market area. We are committed to meeting the financial needs of the communities in which it operates, and is dedicated to providing quality personal service to its customers. Standard provides a broad range of business and consumer financial services from its seventeen community banking offices. It continues to expand its commercial real estate and business lending staff to enhance its capacity to serve small and medium-sized businesses in its market area.

•
Increasing commercial real estate and business lending while maintaining conservative loan underwriting standards.   The largest increase in the Bank’s loan portfolio balance in recent years has been to the growth in the commercial loan portfolio. Both Standard and Allegheny Valley were pursuing strategies to expand commercial lending prior to the merger. Commercial real estate and business loans totaled approximately $357.1 million, or 47.5% of the gross loan portfolio at December 31, 2017. In growing the commercial loan portfolio, the Bank has emphasized maintaining strong asset quality by following conservative loan underwriting guidelines. All commercial loans are underwritten in a central location in the Lawrenceville office to ensure uniformity and consistency in underwriting decisions.

•
Expanding the product mix and capacity to sell residential loans in the secondary mortgage market.   The Bank is in the process of expanding its offerings of residential lending products to include more saleable government sponsored loans (e.g. USDA, FHA, PHFA and VA). These loans, which generally have longer terms and fixed rates, can be originated and sold to avoid increasing the Bank’s interest rate risk exposure while establishing customer deposit and other relationships.

•
Emphasizing core deposits by attracting new customers and enhancing existing customer relationships.   In an effort to grow the banking franchise, the Bank has enhanced direct marketing efforts to local businesses and consumers and established a stronger culture of cross-selling products to existing customers. In addition, a comprehensive strategy has been developed to attract and retain deposits by offering enhanced technology, such as mobile and online banking, remote check deposit, People Pay and remote deposit capture, with a consistent emphasis on quality customer service.

•
Rationalizing delivery channels as customer preferences evolve.   Standard currently operates seventeen community banking offices. A program is in place to evaluate all existing locations as well as digital and web-based service delivery options. The objective is to ensure an efficient service delivery system that balances the use of technology and personal customer service. The Bank also evaluates additional community banking office expansion opportunities, primarily through purchases of offices, to enhance its presence in its current market and adjacent areas.

•
Pursuing future expansion and whole-bank acquisitions, although there are no current arrangements or agreements with respect to any such acquisitions.   Standard intends to evaluate acquisitions of other financial institutions on an on-going basis as industry consolidation continues, strategic transactions are identified and other opportunities present themselves.

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
Pension Plan.   The Bank maintains a noncontributory defined benefit pension plan covering employees whose benefits were frozen effective August 1, 2005. No future benefits are accrued, however the plan calls for benefits to be paid to eligible employees at retirement based primarily upon years of service with the Bank.

Balance Sheet Analysis: December 31, 2017 and December 31, 2016
General.   The Company’s total assets at December 31, 2017 were $972.6 million compared to $488.0 million at December 31, 2016, an increase of  $484.6 million, or 99.3%, due primarily to the acquisition of Allegheny Valley.
Cash and Cash Equivalents.   Cash and cash equivalents increased $5.7 million, or 54.6%, to $16.3 million at December 31, 2017 from $10.5 million at December 31, 2016, due primarily to the acquisition of Allegheny Valley. Cash from customers into deposit accounts, loan and security repayments and proceeds from borrowed funds typically increase these accounts. Decreases result from customer withdrawals, new loan origination, purchases of investment securities and repayment of borrowed funds.
Investment and Mortgage-Backed Securities.   Investments and mortgage-backed securities available for sale increased $72.5 million, or 119.5%, to $133.2 million at December 31, 2017 from $60.7 million at December 31, 2016. The increase in the securities portfolio includes $95.9 million of securities acquired from Allegheny Valley.
Investment and Mortgage-Backed Securities Composition.   The composition of the investment and mortgage-backed securities portfolio is summarized in the following table. At December 31, 2017 and December 31, 2016, all of our investment and mortgage-backed securities were classified as available for sale and recorded at current fair value.
	At December 31,				At September 30,
	2017		2016		2016
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Municipal obligations	$49,988	$50,777	$29,437	$29,326	$28,675	$29,545
U.S. government and agency obligations	8,334	8,340	9,000	8,934	10,000	10027
Corporate bonds	2,276	2,272	2,534	2,525	2,539	2534
Mortgage-backed securities:
Ginnie Mae pass through certificates	17,416	17,291	5,129	5,093	5,695	5715
Fannie Mae pass through certificates	16,078	16,145	5,403	5,478	5,806	6017
Freddie Mac pass through certificates	12,510	12,537	5,520	5,521	6,051	6164
Collateralized mortgage obligations	7,277	7,159	1,571	1,556	1,663	1670
Private pass through certificates	14,603	14,498	85	85	87	87
Equity securities	3,647	4,170	2,050	2,163	2,052	2144
Total securities	$132,129	$133,189	$60,729	$60,681	$62,568	$63,903

During the year ended December 31, 2017, securities purchased of  $46.9 million were offset by $53.0 million in securities sales and $17.8 million in securities maturities, calls and repayments. For the year ended December 31, 2017, there was a net realized loss of  $323,000 on the sale of securities. During the 4th quarter of 2017, the Company made a strategic decision to sell a number of securities at a loss to take advantage of the higher tax deduction available for 2017.
At December 31, 2017 and December 31, 2016, the Company held 58 securities and 29 securities in unrealized loss positions of  $564,000 and $900,000, respectively. The decline in the fair value of these securities resulted primarily from interest rate fluctuations. Additionally, at December 31, 2017, the reduction in the federal corporate tax rate had a negative impact on the fair value of tax-exempt municipal obligations. The Company does not intend to sell these securities nor is it more likely than not that the Company would be required to sell these securities before their anticipated recovery and the Company believes the collection of the investment and related interest is probable. Based on this analysis, the Company considers all of the unrealized losses to be temporary impairment losses.
Investment and Mortgage-Backed Securities Maturities and Yields.   The maturities and weighted average yields of the investment and mortgage-backed securities portfolio at December 31, 2017 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State and municipal securities yields have not been adjusted to a tax-equivalent basis.
	Due 1 Year or Less		Due 1 – 5 Years		Due 5 – 10 Years		Due Over 10 Years		Total Securities
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Municipal obligations	$—	—	$8,702	3.66%	$25,803	2.75%	$15,483	2.67%	$49,988	2.89%
U.S. government and agency obligations	—	—	7,400	2.16%	934	2.92%	—	—	8,334	2.25%
Corporate bonds	—	—	2,276	1.88%	—	—	—	—	2,276	1.88%
Mortgage-backed securities:
Ginnie Mae pass through certificates	—	—	—	—	—	—	17,416	2.25%	17,416	2.25%
Fannie Mae pass through certificates	—	—	—	—	2,369	2.86%	13,709	2.62%	16,078	2.65%
Freddie Mac pass through certificates	—	—	—	—	571	2.06%	11,939	2.69%	12,510	2.66%
Collateralized mortgage obligations	—	—	—	—	—	—	7,277	2.41%	7,277	2.41%
Private pass through certificates	—	—	—	—	155	0.87%	14,448	1.98%	14,603	1.97%
Equity securities	3,647	3.08%	—	—	—	—	—	—	3,647	3.08%
Total	$3,647	—	$18,378	2.84%	$29,832	2.74%	$80,272	2.43%	$132,129	2.57%

Loans.   At December 31, 2017, net loans were $747.0 million, or 76.8% of total assets, compared to $381.5 million, or 78.2% of total assets at December 31, 2016. The $365.5 million, or 95.8%, increase in total loans was due to the merger with Allegheny Valley, as well as net organic loan growth. The acquisition resulted in a net increase in loans receivable of  $311.7 million on April 7, 2017. Organic loan growth amounted to a net increase of  $54.6 million during the year ended December 31, 2017. Included in the total increase to loans receivable as of December 31, 2017 were increases in 1-4 family residential and construction loans, commercial real estate loans, commercial business loans and home equity loans and lines of credit of  $87.0 million or 49.8%, $184.3 million or 157.9%, $40.6 million or 262.0% and $53.0 million or 68.0%, respectively.
Loan Portfolio Composition.   The following table summarizes the composition of our loan portfolio at the dates indicated, excluding loans held for sale.
	December 31,		September 30,
(Dollars in thousands)	2017	2016	2016	2015	2014
One-to-four family residential and construction	$261,715	$174,740	$167,512	$148,694	$126,362
Commercial real estate	300,997	116,691	119,879	114,203	102,643
Home equity loans and lines of credit	130,915	77,913	79,157	82,254	74,414
Commercial business	56,122	15,505	14,779	12,035	12,537
Other	1,413	520	553	824	1,313
Total loans	$751,162	$385,369	$381,880	$358,010	$317,269

Loan Portfolio Maturities.   The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2017. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.
	December 31, 2017
(Dollars in thousands)	Due Under 1 Year	Due 1 – 5 Years	Due Over 5 Years
One-to-four family residential and construction	$847	$7,900	$252,968
Commercial real estate	16,848	44,676	239,473
Home equity loans and lines of credit	9,168	14,770	106,977
Commercial business	19,832	14,040	22,250
Other	1,065	259	89
Total loans	$47,760	$81,645	$621,757

Fixed and Adjustable Rate Loans.   The following table summarizes the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2017.
	December 31, 2017
(Dollars in thousands)	Due Under 1 Year	Due 1 – 5 Years	Due Over 5 Years
Interest Rates:
Fixed	$46,499	$68,459	$356,959
Adjustable	1,261	13,186	264,798
Total loans	$47,760	$81,645	$621,757

Bank Owned Life Insurance.   We invest in bank owned life insurance to provide us with a funding source for our benefit plan obligations. Bank owned life insurance also generally provides us noninterest income that is non-taxable. Bank owned life insurance increased $7.0 million, or 46.5%, to $22.0 million at December 31, 2017, from $15.0 million at December 31, 2016. The increase was primarily due to the acquisition of Allegheny Valley.
Goodwill.   Goodwill represents the excess of the purchase price over the cost of net assets purchased. Goodwill increased $17.1 million, or 194.6%, to $25.8 million at December 31, 2017 from $8.8 million at December 31, 2016. The increase is due to the acquisition of Allegheny Valley.
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
Deposits increased $332.6 million, or 91.8%, to $694.8 million at December 31, 2017 from $362.2 million at December 31, 2016. The increase includes $333.9 million of deposits acquired from Allegheny Valley. In addition, there was an increase of  $4.0 million in certificate of deposit accounts offset by a decrease of  $5.3 million in demand and savings accounts during the year ended December 31, 2017. The increase in certificate of deposit accounts was due primarily to customer preference for longer term certificates of deposits as interest rates have increased.

The following table summarizes the average balance and weighted average rates of total deposits, by account type, at the dates indicated.
	Year Ended December 31, 2017		Three Months Ended December 31, 2016		Year Ended September 30, 2016
(Dollars in thousands)	Average Balance	Yield/ Rate	Average Balance	Yield/ Rate	Average Balance	Yield/ Rate
Savings accounts	$141,912	0.13%	$101,495	0.15%	$103,423	0.14%
Certificates of deposit	195,821	1.47%	137,863	1.72%	131,090	1.78%
Money market accounts	81,135	0.31%	27,866	0.33%	18,169	0.24%
Demand and NOW accounts	86,543	0.17%	75,699	0.13%	61,305	0.14%
Total deposits	$505,411	0.69%	$342,923	0.79%	$313,987	0.83%

At December 31, 2017, the scheduled maturities of time deposits in denominations of  $100,000 or more was $89.5 million. The following table summarizes the maturity of those certificates at December 31, 2017.
(Dollars in thousands)	December 31, 2017
Three months or less	$17,936
Three to six months	12,655
Six to twelve months	4,538
Over twelve months	54,391
Total	$89,520

Borrowings.   Our borrowings consist of short-term borrowings and long-term advances from the FHLB.
Short-term borrowings were $27.0 million at December 31, 2017. There were no short-term borrowings at December 31, 2016. Short-term borrowings assumed in the acquisition totaled $64.6 million. During the year ended December 31, 2017, proceeds from short-term borrowings were $202.1 million, offset by the repayment of  $239.7 million.
Long-term advances increased $60.0 million to $107.7 million at December 31, 2017 from $47.7 million at December 31, 2016. The increase was due primarily to the extension of the short-term borrowings to longer term advances. During the year ended December 31, 2017, proceeds from FHLB advances were $83.1 million, partially offset by repayments of  $23.2 million.
The following table summarizes short-term balances and weighted average interest rates at the dates indicated.
(Dollars in thousands)	December 31, 2017	December 31, 2016	September 30, 2016
Balance	$27,021	$—	$—
Average balance outstanding during the period	$38,565	$—	$—
Maximum amount outstanding at any month-end	$72,926	$—	$—
Weighted average interest rate at period end	1.54%	0.00%	0.00%
Average interest rate during the period	1.22%	0.00%	0.00%
Total Stockholders’ Equity.   Stockholders’ equity increased $61.0 million, or 83.5%, to $134.0 million at December 31, 2017 from $73.0 million at December 31, 2016. The increase was due primarily to the issuance of stock as merger consideration for the acquisition of Allegheny Valley. In addition, the net income of  $4.3 million for the year ended December 31, 2017 and the exercise of stock options valued at $311,000, was partially offset by dividends paid during the year ended December 31, 2017 of  $3.3 million.

Average Balance and Yields
The following tables set forth average balance sheets, average yields and costs, and certain other information for the years and the periods indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.
	For the Year Ended December 31, 2017			For the Year Ended September 30, 2016
(Dollars in thousands)	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
Interest-earning assets:
Loans	$650,600	$26,948	4.14%	$364,284	$14,430	3.96%
Investment and mortgage-backed securities	123,864	3,091	2.50%	65,739	1,613	2.45%
FHLB stock	7,218	384	5.32%	3,391	166	4.90%
Interest earning deposits	13,845	133	0.96%	13,318	34	0.26%
Total interest-earning assets	795,527	30,556	3.84%	446,732	16,243	3.64%
Noninterest-earning assets	56,765			30,967
Total assets	$852,292			$477,699
Interest-bearing liabilities:
Savings accounts	$141,912	185	0.13%	$103,423	146	0.14%
Certificates of deposit	195,821	2,880	1.47%	131,090	2,328	1.78%
Money market accounts	81,135	255	0.31%	18,169	44	0.24%
Demand and NOW accounts	86,543	151	0.17%	61,305	86	0.14%
Total interest-bearing deposits	505,411	3,471	0.69%	313,987	2,604	0.83%
Federal Home Loan Bank borrowings	104,604	1,601	1.53%	55,590	842	1.51%
Securities sold under agreements to repurchase	4,532	4	0.09%	2,004	2	0.10%
Total interest-bearing liabilities	614,547	5,076	0.83%	371,581	3,448	0.93%
Noninterest-bearing deposits	116,461			29,961
Noninterest-bearing liabilities	4,007			2,715
Total liabilities	735,015			404,257
Stockholders’ equity	117,277			73,442
Total liabilities and stockholders’ equity	$852,292			$477,699
Net interest income		$25,480			$12,795
Net interest rate spread(1)			3.01%			2.71%
Net interest-earning assets(2)	$180,980			$75,151
Net interest margin(3)			3.20%			2.86%
Average interest-earning assets to interest-bearing liabilities	129.45%			120.22%

(1)
Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)
Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(3)
Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Three Months Ended December 31,
	2016			2015
(Dollars in thousands)	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
Interest-earning assets:
Loans	$382,186	$3,726	3.90%	$354,775	$3,553	4.01%
Investment and mortgage-backed securities	62,406	361	2.31%	69,187	453	2.62%
FHLB stock	3,213	36	4.48%	3,506	43	4.91%
Interest-earning deposits	12,180	10	0.33%	8,786	1	0.05%
Total interest-earning assets	459,985	4,133	3.59%	436,254	4,050	3.71%
Noninterest-earning assets	30,999			28,906
Total assets	$490,984			$465,160
Interest-bearing liabilities:
Savings accounts	$101,495	37	0.15%	$104,805	37	0.14%
Certificates of deposit	137,863	593	1.72%	123,927	568	1.83%
Money market accounts	27,866	23	0.33%	8,907	2	0.09%
Demand and NOW accounts	75,699	25	0.13%	66,054	20	0.12%
Total interest-bearing deposits	342,923	678	0.79%	303,693	627	0.83%
Federal Home Loan Bank borrowings	48,288	200	1.66%	58,680	204	1.39%
Securities sold under agreements to repurchase	1,949	1	0.21%	1,657	1	0.24%
Total interest-bearing liabilities	393,160	879	0.89%	364,030	832	0.91%
Noninterest-bearing deposits	22,185			22,939
Noninterest-bearing liabilities	2,601			3,334
Total liabilities	417,946			390,303
Stockholders’ equity	73,038			74,857
Total liabilities and stockholders’ equity	$490,984			$465,160
Net interest income		$3,254			$3,218
Net interest rate spread(1)			2.70%			2.80%
Net interest-earning assets(2)	$66,825			$72,224
Net interest margin(3)			2.83%			2.95%
Average interest-earning assets to interest-bearing liabilities	117.00%			119.84%

(1)
Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)
Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(3)
Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis
The following tables present the effects of changing rates and volumes on our net interest income for the years and periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately, based on the changes due to rate and the changes due to volume.
	Year Ended December 31, 2017 vs. Year Ended September 30, 2016
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total
Interest-earning assets:
Interest-earning deposits	$1	$98	$99
Securities	1,450	28	1,478
Loans receivable	11,831	687	12,518
FHLB stock	202	16	218
Total interest-earning assets	13,484	829	14,313
Interest-bearing liabilities:
Savings accounts	50	(11)	39
Certificates of deposit	1,003	(451)	552
Money market accounts	194	17	211
Demand and NOW accounts	42	23	65
Federal Home Loan Bank advances	750	9	759
Securities sold under agreements to repurchase	2	—	2
Total interest-bearing liabilities	2,041	(413)	1,628
Change in net interest income	$11,443	$1,242	$12,685

	Three Months Ended December 31, 2016 vs. Three Months Ended December 31, 2015
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total
Interest-earning assets:
Interest-earning deposits	$—	$9	$9
Securities	(42)	(50)	(92)
Loans receivable	269	(96)	173
FHLB stock	(3)	(4)	(7)
Total interest-earning assets	224	(141)	83
Interest-bearing liabilities:
Savings accounts	(1)	1	—
Certificates of deposit	61	(36)	25
Money market accounts	9	12	21
Demand and NOW accounts	3	2	5
Federal Home Loan Bank advances	(39)	35	(4)
Securities sold under agreements to repurchase	—	—	—
Total interest-bearing liabilities	33	14	47
Change in net interest income	$191	$(155)	$36

Comparison of Operating Results for the Years Ended December 31, 2017 and September 30, 2016
General.   Net income for the year ended December 31, 2017 was $4.3 million, or $1.08 per share, compared to $3.0 million, or $1.26 per share, for the fiscal year ended September 30, 2016. Return on average assets and average equity were 0.51% and 3.69%, respectively, for the year ended December 31, 2017 compared to 0.64% and 4.13%, respectively, for the fiscal year ended September 30, 2016.
Net Interest Income.   Net interest income increased $12.7 million, or 99.1%, to $25.5 million for the year ended December 31, 2017 from $12.8 million for the fiscal year ended September 30, 2016. Our net interest rate spread and net interest margin were 3.01% and 3.20%, respectively for the year ended December 31, 2017 compared to 2.71% and 2.86% for the fiscal year ended September 30, 2016.
Interest and Dividend Income.   Total interest and dividend income of  $30.6 million for the year ended December 31, 2017 increased $14.3 million, or 88.1%, compared to the fiscal year ended September 30, 2016. The increase was primarily due to the increase in the average balance of interest-earning assets by $348.8 million, or 78.1%, to $795.5 million for the year ended December 31, 2017 from $446.7 million due primarily to the merger with Allegheny Valley in April 2017. Additionally, the average yield on interest-earning assets increased to 3.84% for the year ended December 31, 2017 from 3.64% for the fiscal year ended September 30, 2016. The average yield on all categories of interest earning assets increased from the previous fiscal year due to the rising interest rate environment.
Interest income on loans increased $12.5 million, or 86.8%, to $26.9 million for the year ended December 31, 2017 from $14.4 million for fiscal year ended September 30, 2016. The average yield on loans receivable increased to 4.14% for the year ended December 31, 2017 from 3.96% for the fiscal year ended September 30, 2016. The increase in the average yield on loans was primarily attributable to loans acquired through the merger with Allegheny Valley having a higher average rate than the loans in the Standard portfolio, variable rate loans adjusting upward as prime and short-term interest rates increased and new loans being originated at higher interest rates during the year. Average loans receivable increased by $286.3 million, or 78.6%, to $650.6 million for the year ended December 31, 2017 from $364.3 million for the fiscal year ended September 30, 2016 due mainly to the loans acquired through the merger with Allegheny Valley.
Interest income on investment and mortgage-backed securities increased by $1.5 million, or 91.6%, to $3.1 million for the year ended December 31, 2017 from $1.6 million for the fiscal year ended September 30, 2016. The increase was primarily the result of an increase in the average balance of investment and mortgage-backed securities of  $58.1 million, or 88.4%, to $123.9 million for the year ended December 31, 2017 compared to $65.7 million for the fiscal year ended September 30, 2016 due to the merger with Allegheny Valley. The average yield earned on investments and mortgage-backed securities increased by 5 basis points to 2.50% for the year ended December 31, 2017 compared to 2.45% for the fiscal year ended September 30, 2016.
Interest Expense.   Total interest expense increased by $1.6 million, or 47.2%, to $5.1 million for the year ended December 31, 2017 from $3.4 million for the fiscal year ended September 30, 2016. The increase was primarily the result of an increase in the average interest-bearing liabilities of  $243.0 million, or 65.4%, to $614.5 million for the year ended December 31, 2017 from $371.6 million for the fiscal year ended September 30, 2016 due mainly to the interest-bearing liabilities acquired through the merger with Allegheny Valley. This increase in interest expense resulting from the higher average balance was partially offset by a decrease in the average cost of interest-bearing liabilities from 0.93% to 0.83%.
Interest expense on deposits increased by $867,000, or 33.3%, to $3.5 million for the year ended December 31, 2017 from $2.6 million for the fiscal year ended September 30, 2016. The increase was primarily the result of an increase in the average balance of deposits of  $191.4 million, or 61.0%, for the year ended December 31, 2017 compared to the fiscal year ended September 30, 2016 primarily due to the merger with Allegheny Valley. Partially offsetting the impact of the higher average balance was a decrease in the average cost of interest-bearing deposits from 0.83% for the fiscal year ended September 30, 2016 to 0.69% for the year ended December 31, 2017 resulting from the lower average rates paid on the certificates of deposit and savings accounts acquired as well as certificates maturing and being replaced by lower yielding certificate products.

Interest expense on FHLB borrowings increased $759,000, or 90.1%, to $1.6 million for the year ended December 31, 2017 from $842,000 for the fiscal year ended September 30, 2016. The average balance of FHLB borrowings increased $49.0 million, or 88.2%, to $104.6 million for the year ended December 31, 2017 compared to $55.6 million for the fiscal year ended September 30, 2016. The increase in the average balance was the result of  $75.6 million in new advances obtained during the year and the daily utilization of an overnight line available with the FHLB offset by the principal repayments made during the year. The average cost of borrowings remained almost unchanged at 1.53% for the year ended December 31, 2017 compared to 1.51% for the fiscal year ended September 30, 2016.
Provision for Loan Losses.   The provision for loan losses increased by $412,000, or 392.4%, to $517,000 for the year ended December 31, 2017 from $105,000 for the fiscal year ended September 30, 2016 due primarily to the large amount of loan growth during the year. Non-performing loans at December 31, 2017 were $2.9 million or 0.39% of total loans compared to $689,000 or 0.18% of total loans at September 30, 2016. The allowance for loan losses to non-performing loans was 141.0% at December 31, 2017 compared to 551.5% at September 30, 2016. Management analyzes the allowance for loan losses as described in the section entitled “Allowance for Loan Losses.” The provision that was recorded was sufficient, in management’s judgment, to bring the allowance for loan losses to a level that reflects the losses inherent in our loan portfolio relative to loan mix, economic conditions and historical loss experience. Management believes, to the best of their knowledge, that all known losses as of the balance sheet dates have been recorded.
Noninterest Income.   Noninterest income increased $1.1 million, or 43.4%, to $3.6 million for the year ended December 31, 2017 compared to the fiscal year ended September 30, 2016. The increase was due mainly to an increase in service fee income of  $937,000 which was partially offset by a decrease in the net securities gains of  $440,000. The decrease in net securities gains was the result of a strategic decision to take advantage of the higher tax deduction in 2017. Other increases in noninterest income included an increase in investment management fees of  $211,000, an increase in net loan sale gains of  $186,000 and an increase in earnings on bank-owned life insurance of  $123,000. The increases in service fee income, investment management fees and bank-owned life insurance were primarily related to the merger with Allegheny Valley.
Noninterest Expense.   Noninterest expense increased by $10.8 million, or 98.3%, to $21.8 million for the year ended December 31, 2017 compared to the fiscal year ended September 30, 2016. This increase was due primarily to an increase in compensation and employee benefit expenses of  $4.0 million, or 61.2%, which resulted from additional staffing from the merger with Allegheny Valley. Additionally, there was an increase in merger related expenses of  $2.4 million and an increase in other operating expenses of $2.4 million. The increases in both of those items were also primarily related to the merger with Allegheny Valley.
Income Tax Expense.   The provision for income taxes for the year ended December 31, 2017 was $2.5 million (effective tax rate of 36.3%) compared to $1.2 million (effective tax rate of 28.2%) for the fiscal year ended September 30, 2016. This increase in income tax expense was due in part to a $2.6 million, or 60.6%, increase in income before income tax expense. Additionally, as a result of the Tax Cuts and Jobs Act, enacted on December 22, 2017, the carrying value of net deferred tax assets was reduced, which increased income tax expense by $387,000.
Comparison of Operating Results for the Three Months Ended December 31, 2016 and 2015
General.   Net income for the quarter ended December 31, 2016 was $559,000 compared to $866,000 for the quarter ended December 31, 2015, a decrease of  $307,000, or 35.4%. The decrease was primarily due to merger related expenses of  $307,000 and a higher provision for loan losses of  $40,000.
Net Interest Income.   Net interest income was $3.3 million for the quarter ended December 31, 2016 compared to $3.2 million for the quarter ended December 31, 2015. Our net interest rate spread and net interest margin were 2.70% and 2.83%, respectively for the three months ended December 31, 2016 compared to 2.80% and 2.95% for the same periods in the prior year. The decrease in the net interest rate spread and net interest rate margin was the result of the yield on interest-earning assets declining more rapidly than the cost of interest-bearing liabilities.

Interest and Dividend Income.   Total interest and dividend income increased by $83,000, or 2.0%, to $4.1 million for the three months ended December 31, 2016 compared to the same period in the prior year. The increase was due to an increase in the average balance of interest earning assets of  $23.7 million, partially offset by a decline in the average yield on interest-earning assets of 12 basis points. Average interest-earning assets increased to $460.0 million for the three months ended December 31, 2016 from $436.3 million for the same period in 2015. The average yield on interest-earning assets decreased to 3.59% for the three months ended December 31, 2016 from 3.71% for the same period in the prior year.
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
Interest income on investment and mortgage-backed securities decreased by $92,000, or 20.3%, to $361,000 for the three months ended December 31, 2016 from $453,000 for the same period in the prior year. The decrease was due to a decline in the average balance of investment and mortgage backed securities of  $6.8 million or 9.8% to $62.4 million for the three months ended December 31, 2016 compared to the prior period due to calls and maturities of municipals and government agency bonds. In addition, the average yield earned on investments and mortgage-backed securities decreased to 2.31% for the three months ended December 31, 2016 from 2.62% for the same period in the prior year.
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
Interest expense on deposits increased by $51,000, or 8.1%, to $678,000 for the three months ended December 31, 2016 from $627,000 for the same period in the prior year. The average balance of deposits increased $39.2 million or 12.9% for the three months ended December 31, 2016, compared to the prior period. The increase is due to net inflows in certificates of deposits as customer preferences from short-term deposits to longer term certificates shifted, and an increase in money market accounts due to a deposit relationship established with the Commonwealth of Pennsylvania. The average cost of deposits decreased by four basis points from 0.83% for the three months ended December 31, 2015 to 0.79% for the three months ended December 31, 2016, due primarily to higher yielding, maturing certificates of deposit being replaced by lower yielding certificate products.
Provision for Loan Losses.   A provision for loan losses of  $40,000 was recorded for the three months ended December 31, 2016, compared to no provision recorded for the three months ended December 31, 2015. Non-performing loans at December 31, 2016 were $753,000 or 0.20% of total loans and $658,000 or 0.18% of total loans at December 31, 2015. The provision that was recorded was sufficient, in management’s judgment, to bring the allowance for loan losses to a level that reflects the losses inherent in our loan portfolio relative to loan mix, economic conditions and historical loss experience. See “Non-Performing and Problem Assets” for additional information.
Noninterest Income.   Noninterest income increased $55,000, or 9.0%, to $664,000 for the three months ended December 31, 2016 from $609,000 for the same period in the prior year. The increase was due mainly to higher gains from securities sales of  $35,000 and higher net loan sale gains of  $18,000.
Noninterest Expenses.   Noninterest expenses increased by $336,000, or 13.0%, to $2.9 million for the three months ended December 31, 2016 compared to the same period in 2015. The increase was due primarily to merger-related expenses of  $307,000. Other operating expenses increased $99,000 to $469,000 for the quarter ended December 31, 2016. The increase was primarily due to higher expenses relating to foreclosed real estate properties compared to the prior year and gains recognized on the final disposition of the real estate owned properties in the prior year period.

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
Non-Performing and Problem Assets
When a residential mortgage loan, home equity loan or line of credit or consumer loan is past due, the Company sends a late notice and contacts the borrower to inquire as to why the loan is past due. When a loan is 30 days or more past due, we mail a second late notice and attempt additional personal, direct contact with the borrower to determine the reason for the delinquency and establish the procedures by which the borrower will bring the loan current. When the loan is 45 days past due, we explore the customer’s situation and repayment options and inspect the collateral. In addition, when a loan reaches 90 days past due, our management determines and recommends to our Board of Directors whether to initiate foreclosure proceedings, which will be initiated by counsel if the loan is not brought current. Procedures for avoiding foreclosure can include restructuring the loan in a manner that provides concessions to the borrower to facilitate payment.
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
Loans are generally placed on non-accrual status when payment of principal or interest is 90 days or more delinquent. Loans are also placed on non-accrual status if collection of principal or interest in full is in doubt. When loans are placed on a non-accrual status, unpaid accrued interest is fully reversed, and interest is accounted for on the cash-basis or cost-recovery method until qualifying for return to accrual. The loan may be returned to accrual status once it is brought current, six months of on-time payments have been received and full payment of principal and interest is expected.
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

The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. At December 31, 2017 and 2016 and September 30, 2016, 2015, and 2014, we had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates).
	December 31,		September 30,
(Dollars in thousands)	2017	2016	2016	2015	2014
Non-accrual loans:
One-to-four family residential and construction	$1,899	$544	$516	$574	$536
Commercial real estate	756	100	100	—	33
Home equity loans and lines of credit	244	101	73	96	50
Commercial business	5	—	—	—	—
Other	3	8	—	5	—
Total nonaccrual loans	2,907	753	689	675	619
Loans past due 90 days and still accruing	19	—	—	—	—
Total non-performing loans	2,926	753	689	675	619
Foreclosed real estate	419	251	281	357	475
Total non-performing assets	$3,345	$1,004	$970	$1,032	$1,094
Ratios:
Non-accrual loans to total loans	0.39%	0.20%	0.18%	0.19%	0.20%
Non-performing assets to total assets	0.34%	0.21%	0.20%	0.22%	0.25%
Loans in process of foreclosure totaled $694,000 at December 31, 2017.
Foreclosed Real Estate.   Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as foreclosed real estate. When property is acquired, it is recorded at estimated fair value at the date of foreclosure less the cost to sell, establishing a new cost basis. Estimated fair value generally represents the sales price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions. Holding costs and declines in estimated fair market value result in charges to expense after acquisition. At December 31, 2017 and 2016 and September 30, 2016, 2015 and 2014, we had foreclosed real estate of  $419,000 and $251,000 and $281,000, $357,000 and $475,000, respectively. Foreclosed real estate at December 31, 2017 consisted of 3 residential properties.
Classification of Assets.   Management uses a nine-point internal risk rating system to monitor the credit quality of the overall loan portfolio. The first five categories are considered not criticized, and are aggregated as “Pass” rated. The criticized rating categories utilized by management generally follow bank regulatory definitions. The Special Mention category includes assets that are currently performing but are potentially weak, resulting in an undue and unwarranted credit risk, but not to the point of justifying a Substandard classification. Loans in the Substandard category have well-defined weaknesses that jeopardize the collection of the debt, and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected. All loans greater than 90 days past due are considered Substandard. Any loan that has a specific allocation of the allowance for loan losses and is in the process of liquidation of the collateral is placed in the Doubtful category. Any portion of a loan that has been charged off is placed in the Loss category.
The following table sets forth our amounts of classified and criticized assets (classified assets plus loans designated as special mention) at December 31, 2017.
December 31, 2017
Classified assets:
Substandard	$2,955
Doubtful	—
Loss	—
Total classified assets	2,955
Special mention	5,528
Total criticized assets	$8,483

Allowance for Loan Losses
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
Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the ALL. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the ALL. Any future recoveries are credited back to the ALL. Management utilizes an internally developed spreadsheet to track and apply the various components of the allowance.
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

The table below presents information regarding the activity in our allowance for loan losses for each of the periods presented.
	For the Year Ended	For the Three Months Ended	For the Year Ended September 30,
	December 31,
(Dollars in thousands)	2017	2016	2016	2015	2014
Balance at beginning of year	$3,837	$3,800	$3,879	$3,919	$3,875
Provision charged to operating expenses	517	40	105	—	—
Recoveries of loans previously charged-off:
One-to-four family residential and construction	28	—	8	74	1
Commercial real estate	1	1	7	6	6
Home equity loans and lines of credit	—	—	9	9	4
Commercial business	3	—	18	190	365
Other	7	—	7	—	7
Total recoveries	39	1	49	279	383
Loans charged-off:
One-to-four family residential and construction	(185)	—	(70)	(162)	(76)
Commercial real estate	—	—	(93)	(9)	—
Home equity loans and lines of credit	(51)	—	(4)	(70)	(43)
Commercial business	(1)	—	(43)	(54)	(191)
Other	(29)	(4)	(23)	(24)	(29)
Total charge-offs	(266)	(4)	(233)	(319)	(339)
Net charge-offs	(227)	(3)	(184)	(40)	44
Balance at end of year	$4,127	$3,837	$3,800	$3,879	$3,919
Net charge-offs to average loans outstanding	0.03%	0.00%	0.05%	0.01%	-0.01%
Allowance for loan losses to total loans at year-end	0.55%	1.00%	1.00%	1.10%	1.24%
The allowance for loan losses at December 31, 2017 represented 0.55% of total loans, compared to 1.00% at both December 31, 2016 and September 30, 2016. The decrease in the allowance ratio was primarily the result of acquiring loans that are carried at fair value and do not currently have an associate allowance. As of December 31, 2017, the acquired loans that were excluded from the allowance calculation totaled $285.8 million, compared with $0 at both December 31, 2016 and September 30, 2016, respectively. Excluding the acquired loans from the total loan balance, the allowance was 0.89% at December 31, 2017.

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
	December 31, 2017		December 31, 2016		September 30, 2016		September 30, 2015		September 30, 2014
(Dollars in thousands)	Amount	Percent of Loans in Each Category to Total	Amount	Percent of Loans in Each Category to Total	Amount	Percent of Loans in Each Category to Total	Amount	Percent of Loans in Each Category to Total	Amount	Percent of Loans in Each Category to Total
One-to-four family residential and construction	$1,384	34.8%	$1,280	45.4%	$1,250	43.9%	$1,122	40.5%	$1,110	39.7%
Commercial real estate	2,003	40.1%	1,787	30.3%	1,786	31.4%	1,867	32.5%	1,770	32.2%
Home equity loans and lines of credit	400	17.4%	547	20.2%	547	20.7%	457	23.4%	418	23.5%
Commercial business	333	7.5%	211	4.0%	211	3.9%	411	3.4%	595	4.2%
Other	7	0.2%	12	0.1%	6	0.1%	22	0.2%	26	0.4%
Total	$4,127	100.0%	$3,837	100.0%	$3,800	100.0%	$3,879	100.0%	$3,919	100.0%

Liquidity and Capital Resources
Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments and sales, advances from the Federal Home Loan Bank of Pittsburgh, repurchase agreements and maturities, principal repayments and the sale of available-for-sale securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee, under the direction of our Chief Financial Officer, is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2017.
We regularly monitor and adjust our investments in liquid assets based upon our assessment of:
•
expected loan demand;

•
expected deposit flows and borrowing maturities;

•
yields available on interest-earning deposits and securities; and

•
the objectives of our asset/liability management program.

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2017, cash and cash equivalents totaled $16.3 million. Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.
At December 31, 2017, we had $116.7 million in loan commitments outstanding, $52.7 million of which were for commercial loans and lines and $510,000 of which were for one- to four-family loans. Additionally, we had $30.3 million in unused home equity lines of credit to borrowers and $7.1 million in undisbursed funds for construction loans in process. Certificates of deposit due within one year of December 31, 2017 totalled $73.9 million, or 10.6% of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan and securities sales, repurchase agreements and FHLB advances. We believe, however, based on historical experience and current market interest rates, we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less.

Our primary investing activities include originating loans and purchasing investment securities. During the year ended December 31, 2017 and the fiscal year ended September 30, 2016, we had net increases in loans of  $54.6 million and $30.8 million, respectively. During these years, we purchased $46.9 million and $20.3 million of securities, respectively.
Financing activities generally consist of activity in deposit accounts and FHLB advances. We experienced a net decrease in deposits of  $1.3 million during the year ended December 31, 2017, excluding the merger activity, and a net increase in deposits of  $37.4 million during the fiscal year ended September 30, 2016. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. During the fiscal year ended September 30, 2016, the Bank opened a $15 million deposit relationship with the Commonwealth of Pennsylvania. Funds totaling $4.1 million were used during the fiscal year ended September 30, 2016 to repurchase shares of our common stock under the stock repurchase program. There were no shares repurchased during the year ended December 31, 2017.
Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB, which provides an additional source of funds. There was a net increase in FHLB advances of  $60.0 million for the year ended December 31, 2017 compared to net repayments of  $7.3 million during the fiscal year ended September 30, 2016. Additionally, during the year ended December 31, 2017, the Bank began utilizing overnight borrowing from the FHLB. There were net repayments of  $37.6 million for the year as the Bank elected to term out some of the overnight funding. At December 31, 2017, we had the ability to borrow up to an additional $286.9 million from the FHLB.
Standard Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2017, Standard Bank exceeded all regulatory capital requirements. Standard Bank is considered “well capitalized” under regulatory guidelines. See “Item 1 Business — Supervision and Regulation — Banking Regulation — Capital Requirements” and Note 10 of the Notes to the Consolidated Financial Statements.
Off-Balance Sheet Arrangements
In the normal course of business, the Company extends credit in the form of various financial instruments with off-balance-sheet risks. These off-balance sheet instruments involve, to various degrees, elements of credit and interest rate risk not reported in the statement of financial condition. The Company uses the same credit policies in making commitments for off-balance sheet financial instruments as it does for on-balance sheet instruments. Collateral is generally required to support financial instruments with credit risk and it typically includes real estate property. The Company grants loan commitments at prevailing market rates of interest. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the loan agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The Company’s exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contract amount of the financial instrument and is limited by subjecting them to credit approval and monitoring procedures. Substantially all commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of the loan funding. Sometimes commitments expire without being drawn upon. Therefore, the total contractual amounts presented do not necessarily represent future funding requirements. At December 31, 2017, the Company had unused commitments totaling $116.7 million.
The Company does not currently participate in any derivative activity for the purpose of managing interest rate sensitivity or risks associated with lending, deposit taking or borrowing activities.

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
Historically, we operated as a traditional savings bank. Therefore, the majority of our assets consist of longer-term, fixed rate residential mortgage loans and mortgage backed securities, which we funded primarily with checking and savings accounts and short-term borrowings. In an effort to improve our earnings and to decrease our exposure to interest rate risk, we generally sell fixed rate residential loans with terms over 15 years. In addition, we have shifted our focus to originating more commercial real estate loans, which generally have shorter maturities than one- to four-family residential mortgage loans, and are usually originated with adjustable interest rates.
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
In addition, changes in interest rates can affect the fair values of our financial instruments. During the year ended December 31, 2017 and the fiscal year ended September 30, 2016, low market interest rates were the primary factors in the increases in the fair values of our loans, deposits and Federal Home Loan Bank advances. For additional information, see Note 15 to the Notes to our Consolidated Financial Statements.
Net Portfolio Value.   The table below sets forth, as of December 31, 2017, the estimated changes in our net portfolio value (“NPV”) that would result from the designated instantaneous changes in the interest rate yield curve. The NPV is the difference between the present value of an institution’s assets and liabilities (the institution’s NPV) would change in the event of a range of assumed changes in market interest rates. The simulation model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value. Historically, the model estimated the economic value of each type of asset, liability and off-balance sheet contract using the current interest rate yield curve with instantaneous increases or decreases of 100 to 300 basis points in 100 basis point increments. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. Given the current relatively low level of market interest rates, an NPV calculation for an interest rate decrease of greater than 100 basis points has not been prepared.
	Net Portfolio Value(2)			Net Interest Income
(Dollars in thousands)		Estimated Increase (Decrease)			Estimated Increase (Decrease)
Change in Interest Rates (basis points)	Estimated NPV(1)	Amount	Percent	Estimated Net Interest Income(1)	Amount	Percent
December 31, 2017
+300	$133,568	$(22,885)	(14.63)%	$26,168	$(3,482)	(11.75)%
+200	$144,424	$(12,029)	(7.69)%	$27,478	$(2,172)	(7.33)%
+100	$153,706	$(2,747)	(1.76)%	$28,732	$(918)	(3.10)%
0	$156,453	$—	—%	$29,650	$—	—%
-100	$142,348	$(14,105)	(9.02)%	$28,409	$(1,241)	(4.18)%

(1)
Assumes an instantaneous and parallel shift in interest rates at all maturities.

(2)
NPV, also referred to as economic value of equity, is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

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

ITEM 8.    Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Standard AVB Financial Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of Standard AVB Financial Corp. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and September 30, 2016; the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years ended December 31, 2017, and September 30, 2016, and the transition period for the three months ended December 31, 2016; and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and September 30, 2016, and the results of its operations and its cash flows for each of the years in the period ended December 31, 2017, and September 30, 2016, and the transition period for the three months ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
We have served as the Company’s auditor since 2008.
Cranberry Township, Pennsylvania
April 2, 2018
S.R. Snodgrass, P.C. • 2009 Mackenzie Way, Suite 340 • Cranberry Township, Pennsylvania 16066 • Phone: 724-934-0344 • Fax: 724-934-0345

Standard AVB Financial Corp.
Consolidated Statements of Financial Condition
(Dollars in thousands, except per share data)
	December 31, 2017	December 31, 2016	September 30, 2016
ASSETS
Cash on hand and due from banks	$3,523	$1,924	$1,786
Interest-earning deposits in other institutions	12,742	8,596	16,375
Cash and Cash Equivalents	16,265	10,520	18,161
Investment securities available for sale, at fair value	65,559	42,948	44,250
Mortgage-backed securities available for sale, at fair value	67,630	17,733	19,653
Certificate of deposit	749	500	500
Federal Home Loan Bank stock, at cost	9,468	3,171	3,161
Loans receivable, net of allowance for loan losses of $4,127, $3,837 and $3,800	747,035	381,532	378,080
Loans held for sale	—	—	234
Foreclosed real estate	419	251	281
Office properties and equipment, net	8,191	3,209	3,279
Bank-owned life insurance	22,040	15,044	14,946
Goodwill	25,836	8,769	8,769
Core deposit intangible	3,344	—	—
Accrued interest receivable and other assets	6,064	4,319	3,905
TOTAL ASSETS	$972,600	$487,996	$495,219
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Demand, savings and club accounts	$482,902	$224,630	$231,378
Certificate accounts	211,944	137,557	137,256
Total Deposits	694,846	362,187	368,634
Federal Home Loan Bank short-term borrowings	27,021	—	—
Federal Home Loan Bank advances	107,652	47,668	48,856
Securities sold under agreements to repurchase	4,240	2,342	1,964
Advance deposits by borrowers for taxes and insurance	782	28	10
Accrued interest payable and other liabilities	4,087	2,781	2,743
TOTAL LIABILITIES	838,628	415,006	422,207
Stockholders’ Equity
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized, none issued	—	—	—
Common stock, $0.01 par value per share, 40,000,000 shares authorized, 4,790,687, 2,606,725 and 2,585,125 shares outstanding, respectively	48	26	26
Additional paid-in-capital	75,063	16,626	16,071
Retained earnings	60,172	59,107	58,810
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,839)	(1,992)	(2,031)
Accumulated other comprehensive income (loss)	528	(777)	136
TOTAL STOCKHOLDERS’ EQUITY	133,972	72,990	73,012
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$972,600	$487,996	$495,219

See accompanying notes to the consolidated financial statements.

Standard AVB Financial Corp.
Consolidated Statements of Income
(Dollars in thousands, except per share data)
	Year Ended 12/31/2017	Three Months Ended 12/31/2016	Year Ended 9/30/2016
Interest and Dividend Income
Loans, including fees	$26,948	$3,726	$14,430
Mortgage-backed securities	1,257	80	423
Investments:
Taxable	518	72	374
Tax-exempt	1,316	209	816
Federal Home Loan Bank stock	384	36	166
Interest-earning deposits and federal funds sold	133	10	34
Total Interest and Dividend Income	30,556	4,133	16,243
Interest Expense
Deposits	3,471	678	2,604
Federal Home Loan Bank short-term borrowings	470	—	—
Federal Home Loan Bank advances	1,131	200	842
Securities sold under agreements to repurchase	4	1	2
Total Interest Expense	5,076	879	3,448
Net Interest Income	25,480	3,254	12,795
Provision for Loan Losses	517	40	105
Net Interest Income after Provision for Loan Losses	24,963	3,214	12,690
Noninterest Income
Service charges	2,569	403	1,632
Earnings on bank-owned life insurance	614	124	491
Net securities gains (losses)	(323)	33	117
Net loan sale gains	256	37	70
Investment management fees	412	56	201
Other income	119	11	32
Total Noninterest Income	3,647	664	2,543
Noninterest Expenses
Compensation and employee benefits	10,507	1,586	6,520
Data processing	612	117	462
Premises and occupancy costs	2,182	317	1,248
Automatic teller machine expense	439	90	358
Federal deposit insurance	279	39	211
Core deposit amortization	772	—	—
Merger related expenses	3,089	307	709
Other operating expenses	3,943	469	1,498
Total Noninterest Expenses	21,823	2,925	11,006
Income before Income Tax Expense	6,787	953	4,227
Income Tax Expense
Federal	2,106	377	930
State	356	17	263
Total Income Tax Expense	2,462	394	1,193
Net Income	$4,325	$559	$3,034
Earnings Per Share:
Basic earnings per common share	$1.08	$0.23	$1.26
Diluted earnings per common share	$1.05	$0.23	$1.22
Cash dividends paid per common share	$0.77	$0.11	$0.42
Basic weighted average shares outstanding	4,021,942	2,393,328	2,414,449
Diluted weighted average shares outstanding	4,127,318	2,470,797	2,493,256

See accompanying notes to the consolidated financial statements.

Standard AVB Financial Corp.
Consolidated Statements of Comprehensive Income (Loss)
(Dollars in thousands)
	Year Ended December 31, 2017	Three Months Ended December 31, 2016	Year Ended September 30, 2016
Net Income	$4,325	$559	$3,034
Other comprehensive income (loss):
Change in Unrealized gain (loss) on securities available for sale	788	(1,350)	300
Tax effect	(269)	459	(102)
Reclassification adjustment for security (gains) losses realized in income	323	(33)	(117)
Tax effect	(111)	11	40
Change in pension obligation for defined benefit plan	733	—	(247)
Tax effect	(249)	—	85
Total other comprehensive income (loss)	1,215	(913)	(41)
Total Comprehensive Income (Loss)	$5,540	$(354)	$2,993

See accompanying notes to the consolidated financial statements.

Standard AVB Financial Corp.
Consolidated Statement of Changes in Stockholders’ Equity
(Dollars in thousands, except per share data)
	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, September 30, 2015	$27	$19,465	$56,792	$(2,184)	$177	$74,277
Net income	—	—	3,034	—	—	3,034
Other comprehensive loss	—	—	—	—	(41)	(41)
Stock repurchases (163,304 shares)	(1)	(4,110)	—	—	—	(4,111)
Cash dividends ($0.42 per share)	—	—	(1,016)	—	—	(1,016)
Excess tax benefits from stock based compensation	—	60	—	—	—	60
Compensation expense on stock awards	—	452	—	—	—	452
Compensation expense on ESOP	—	204	—	153	—	357
Balance, September 30, 2016	$26	$16,071	$58,810	$(2,031)	$136	$73,012
Net income	—	—	559	—	—	559
Other comprehensive loss	—	—	—	—	(913)	(913)
Cash dividends ($0.11 per share)	—	—	(262)	—	—	(262)
Stock options exercised (24,000 shares)	—	396	—	—	—	396
Compensation expense on stock awards	—	112	—	—	—	112
Compensation expense on ESOP	—	47	—	39	—	86
Balance, December 31, 2016	$26	$16,626	$59,107	$(1,992)	$(777)	$72,990
Net income	—	—	4,325	—	—	4,325
Other comprehensive income	—	—	—	—	1,215	1,215
Reclassification of certain income tax effects from accumulated other comprehensive income	—	—	(90)	—	90	—
Stock repurchases (5,454 shares)		(161)				(161)
Cash dividends ($0.77 per share)	—	—	(3,312)	—	—	(3,312)
Stock options exercised (18,895 shares)	—	311	—	—	—	311
Excess tax benefits from stock based compensation	—	(142)	142	—	—	—
Compensation expense on stock awards	—	529	—	—	—	529
Compensation expense on ESOP	—	250	—	153	—	403
Merger consideration (2,168,097 shares)	22	57,650	—	—	—	57,672
Balance, December 31, 2017	$48	$75,063	$60,172	$(1,839)	$528	$133,972

See accompanying notes to the consolidated financial statements.

Standard AVB Financial Corp.
Consolidated Statements of Cash Flows
(Dollars in thousands)
	Year Ended December 31, 2017	Three Months Ended December 31, 2016	Year Ended September 30, 2016
Cash Flows From Operating Activities
Net income	$4,325	$559	$3,034
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	929	115	253
Provision for loan losses	517	40	105
Amortization of core deposit intangible	772	—	—
Net (gain) loss on securities	323	(33)	(117)
Origination of loans held for sale	(8,063)	(2,215)	(4,183)
Proceeds from sale of loans held for sale	8,319	2,486	4,133
Net loan sale gains	(256)	(37)	(70)
Compensation expense on ESOP	403	86	357
Compensation expense on stock awards	529	112	452
Deferred income taxes	646	(33)	21
Decrease (increase) in accrued interest receivable and other assets	974	(290)	(358)
Earnings on bank-owned life insurance	(614)	(124)	(491)
Change in accrued interest payable and other liabiliites	(10)	38	76
Excess tax benefits from stock based compensation	—	—	(60)
Other, net	114	537	(63)
Net Cash Provided by Operating Activities	8,908	1,241	3,089
Cash Flows Used In Investing Activities
Net increase in loans	(54,638)	(3,492)	(30,792)
Purchases of investment securities	(10,117)	(844)	(17,204)
Purchases of mortgage-backed securities	(36,768)	—	(3,104)
Purchases of certificates of deposit	—	—	(250)
Proceeds from maturities of certificates of deposits	—	—	750
Proceeds from maturities/principal repayments/calls of investment securities	8,920	948	14,612
Proceeds from maturities/principal repayments/calls of mortgage-backed securities	8,850	1,553	4,967
Proceeds from sales of investment securities	27,123	154	415
Proceeds from sales of mortgage-backed securities	25,853	—	5,115
Purchase of Federal Home Loan Bank stock	(6,405)	(85)	(804)
Redemption of Federal Home Loan Bank stock	4,847	75	951
Proceeds from sales of foreclosed real estate	181	22	271
Net purchases of office properties and equipment	(1,206)	(108)	(199)
Cash and cash equivalents acquired	9,611	—	—
Net Cash Used in Investing Activities	(23,749)	(1,777)	(25,272)
Cash Flows From Financing Activities
Net (decrease) increase in demand, savings and club accounts	(5,250)	(6,748)	24,618
Net increase in certificate accounts	3,965	301	12,737
Net increase in securities sold under agreements to repurchase	1,898	378	293
Repayments of Federal Home Loan Bank short term borrowings	(239,737)	—	—
Proceeds from Federal Home Loan Bank short term borrowing	202,134	—	—
Repayments of Federal Home Loan Bank advances	(15,651)	(1,188)	(22,996)
Proceeds from Federal Home Loan Bank advances	75,635	—	15,712
Net increase (decrease) in advance deposits by borrowers for taxes and insurance	754	18	(1)
Excess tax benefits from stock based compensation	—	—	60
Exercise of stock options	311	396	—
Dividends paid	(3,312)	(262)	(1,016)
Stock repurchases	(161)	—	(4,111)
Net Cash Provided (Used) by Financing Activities	20,586	(7,105)	25,296
Net Increase (Decrease) in Cash and Cash Equivalents	5,745	(7,641)	3,113
Cash and Cash Equivalents – Beginning	10,520	18,161	15,048
Cash and Cash Equivalents – Ending	$16,265	$10,520	$18,161

See accompanying notes to the consolidated financial statements.

Standard AVB Financial Corp.
Consolidated Statements of Cash Flows – (continued)
(Dollars in thousands)
	Year Ended December 31, 2017	Three Months Ended December 31, 2016	Year Ended September 30, 2016
Supplementary Cash Flows Information
Interest paid	$4,889	$882	$3,444
Income taxes paid	$1,411	$168	$1,487
Supplementary Schedule of Noncash Investing and Financing Activities
Foreclosed real estate acquired in settlement of loans	$354	$—	$221
Merger with Allegheny Valley Bancorp. Inc.
Non-cash assets acquired
Investment securities available for sale	$95,919
Federal Home Loan Bank stock	4,739
Loans receivable, net of allowance for loan losses	311,736
Office properties and equipment, net	4,434
Accrued interest receivable	1,144
Bank owned life insurance	6,486
Core deposit intangible	4,116
Other assets	2,742
Goodwill	17,216
	448,532
Liabilities assumed
Certificate accounts	(70,422)
Deposits other than certificate accounts	(263,522)
Federal Home Loan Bank short-term borrowings	(64,624)
Accrued interest payable	(615)
Other liabilities	(1,288)
	(400,471)
Net Non Cash Assets Acquired	$48,061
Cash and cash equivalents acquired	$9,611

See accompanying notes to the consolidated financial statements.

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2017 and September 30, 2016 and
the Three Months Ended December 31, 2016
Note 1 — Summary of Significant Accounting Policies
The following comprise the significant accounting policies, which Standard AVB Financial Corp. and subsidiaries (the “Company”) follow in preparing and presenting their consolidated financial statements:
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Standard AVB Financial Corp. and its direct and indirect wholly owned subsidiaries, Standard Bank, PaSB (the “Bank”), and Westmoreland Investment Company. The year ended December 31, 2017 includes the acquisition of Allegheny Valley Bancorp, Inc. effective April 7, 2017. All significant intercompany accounts and transactions have been eliminated in consolidation. Standard AVB Financial Corp. owns all of the outstanding shares of common stock of the Bank.
Nature of Operations
The Company’s primary asset is the stock of its wholly owned subsidiary, the Bank, a Pennsylvania-chartered state savings bank with deposits insured by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is a retail-oriented financial institution, which offers traditional deposit and loan products through its seventeen offices in Allegheny, Westmoreland, and Bedford Counties of Pennsylvania and Allegany County of Maryland. Westmoreland Investment Company is a Delaware subsidiary, holding residential mortgage loans as the majority of its assets.
Financial Statements
The accompanying consolidated financial statements have been prepared on a calendar-year basis. On August 22, 2017, the Company’s Board of Directors (“the Board”) approved an amendment to Article VI, Section 5 of the Company’s bylaws to change the fiscal year end from September 30th to December 31st of each year. The change was effective December 31, 2016 and the current fiscal year began on January 1, 2017 and ended on December 31, 2017. The change in fiscal year end resulted in a three-month transition period which began on October 1, 2016 and ended on December 31, 2016. The financial statements for the transition period are presented herein.
Use of Estimates
In preparing financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP), management is required to make estimate and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of related revenue and expenses during the reporting period. Although our current estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that in 2018, actual conditions could be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, obligations associated with the deferred benefit pension plan, valuation of deferred taxes, fair value of investments and mortgage-backed securities available for sale, and the valuation of intangible assets.
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

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2017 and September 30, 2016 and
the Three Months Ended December 31, 2016

Note 1 — Summary of Significant Accounting Policies – (continued)

Cash and Cash Equivalents
For the purposes of reporting cash flows, the Company has defined cash and cash equivalents as those amounts included in the balance sheet captions cash on hand and due from banks and interest-earning deposits in other institutions. Interest-earning deposits in other institutions includes balances with original maturities of 90 days or less. Account balances are insured by the Federal Deposit Insurance Corporation up to at least $250,000. At times, the Company may maintain more than $250,000 in cash at a financial institution.
Investment and Mortgage-Backed Securities
The Company accounts for investment and mortgage-backed securities by classifying them into one of three categories at the time of purchase: trading, held to maturity; and available for sale.
Securities bought and held principally for the purpose of selling them in the near term are classified as trading and are reported at fair value, with unrealized gains and losses included in earnings. The Company had no trading securities in 2017 or 2016.
Held-to-maturity securities are debt securities acquired with the intent and ability to hold to maturity and are stated at amortized cost. The Company had no held-to-maturity securities in 2017 or 2016.
Available-for-sale securities are other debt and equity securities that are not classified as trading or held-to-maturity securities and serve principally as a source of liquidity. Available-for-sale securities are stated at fair value, with unrealized holding gains and losses reported as a separate component of stockholders’ equity, net of tax, until realized.
Declines in the fair value of individual securities below their cost that are other than temporary will result in write-downs of the individual securities to their fair value. The other-than-temporary impairment is separated into credit-related and noncredit-related components. The credit-related impairment generally represents the amount by which the present value of the cash flows that are expected to be collected on an other-than-temporarily impaired security fall below its amortized cost while the noncredit-related component represents the remaining portion of the impairment not otherwise designated as credit-related. The Company recognizes credit-related, other-than-temporary impairments in earnings, while noncredit-related, other-than-temporary impairments on debt securities are recognized, net of deferred taxes, in accumulated other comprehensive income. In estimating other than-temporary losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) whether the Company plans to sell or will be forced to sell the security. Realized securities gains and losses are computed using the specific identification method. Amortization of premiums and accretion of discounts are recorded as interest income from investments over the life of the security utilizing the level yield method. Interest and dividends on investment securities are recognized as income when earned.
Federal Home Loan Bank Stock
The Company, as a member of the Federal Home Loan Bank (“FHLB”) system, is required to maintain an investment in capital stock of the FHLB. During 2017, the FHLB made quarterly dividend payments. Additionally, excess capital stock was repurchased weekly in an amount equal to the lesser of five percent of the member’s total capital stock outstanding or its excess capital stock outstanding.
FHLB stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost on the Consolidated Statements of Financial Condition, and evaluated for impairment. The determination of whether the stock is impaired is based on the assessment of the ultimate recoverability of

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2017 and September 30, 2016 and
the Three Months Ended December 31, 2016

Note 1 — Summary of Significant Accounting Policies – (continued)

the cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of the cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB. Management evaluated the stock based on the above and determined that the stock was not impaired as of December 31, 2017 or 2016 or September 30, 2016.
Loans Receivable
Loans which management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their unpaid principal balance, adjusted for any allowance for loan losses and any deferred loan fees or costs. Interest on loans is credited to income as earned. Interest income on loans is accrued at the contractual rate on the principal amount outstanding and includes the amortization of deferred loan fees and costs. Deferred loan fees and costs are netted and amortized to income over the life of the loan. Accrual of interest is discontinued when, in the opinion of management, collection is doubtful. All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. Amortization of any net deferred fees is discontinued when a loan is placed on nonaccrual status. Interest on nonaccrual loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, six months of timely payments are received, and future payments are reasonably assured.
All loans are charged off when management determines that principal and interest are not collectible. Any excess of the Company’s recorded investment in impaired loans over the measured value of the loan is provided for in the allowance for loan losses.
Loans Acquired
Loans acquired including loans that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments receivable, are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance. Loans are evaluated individually to determine if there is evidence of deterioration of credit quality since origination. The difference between the undiscounted cash flows expected at acquisition and the investment in the loan, or the “accretable yield,” is recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment or as a loss accrual or a valuation allowance. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining estimated life. Decreases in expected cash flows are recognized immediately as impairment. Any valuation allowances on these impaired loans reflect only losses incurred after acquisition.
For purchased loans acquired that are not deemed impaired at acquisition, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value. Loans are aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. Subsequent to the purchase date, the methods utilized to estimate the required allowance for credit losses for these loans is similar to originated loans; however, the Company records a provision for loan losses only when the required allowance exceeds any remaining credit discounts. The remaining differences between the purchase price and the unpaid principal balance at the date of acquisition are recorded in interest income over the life of the loans.

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2017 and September 30, 2016 and
the Three Months Ended December 31, 2016

Note 1 — Summary of Significant Accounting Policies – (continued)

Allowance for Loan Losses
The allowance for loan and lease losses represents the amount which management estimates is necessary to provide for probable losses in its loan and lease portfolio. The Company uses the allowance method in providing for loan and lease losses. Accordingly, all loan and lease losses are charged to the allowance, and all recoveries are credited to it. The allowance for loan and lease losses is established through a provision for loan losses which is charged to operations.
Mortgage Loans Held for Sale and Mortgage Servicing Rights
Mortgage loans held for sale are valued at the lower of cost or fair value as determined by current investor yield requirements calculated on an aggregate basis. Mortgage servicing rights (“MSRs”) represent the right to service loans for third-party investors. MSRs are recognized as a separate asset for the right to service mortgage loans for others, regardless of how those servicing rights are acquired. MSRs are recognized upon the sale of mortgage loans to a third-party investor with the servicing rights retained by Standard Bank PaSB. Servicing loans for others generally consists of collecting mortgage payments from borrowers, maintaining escrow accounts, remitting payments to third-party investors and, when necessary, processing foreclosures. Serviced loans are not included in the Consolidated Statements of Financial Condition. Loan servicing income includes servicing fees received from the third-party investors. Originated MSRs are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition at allocated fair value at the time of the sale of the loans to the third-party investor. MSRs are amortized in proportion to and over the estimated period of net servicing income. MSRs are carried at amortized cost, less a valuation allowance for impairment, if any. Impairment exists if the carrying value of MSRs exceeds the estimated fair value of the MSRs. There was no impairment at December 31, 2017 or 2016 or September 30, 2016.
Transfers of Financial Assets
Transfers of financial assets, including loan and loan participation sales, are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when: (1) the assets have been isolated from the Bank; (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets; and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.
Foreclosed Real Estate
Foreclosed real estate consists of property acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. Foreclosed real estate is initially recorded at fair value, net of estimated selling costs, at the date of foreclosure establishing a new cost basis. Any write downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in other expense.
Office Properties and Equipment
Office properties and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are capitalized and depreciated to operating expense over the term of the lease. The cost of major additions and improvements is capitalized and depreciated to operating expense over the estimated remaining life of the asset. Expenditures for maintenance and repairs are charged to expense as incurred.

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2017 and September 30, 2016 and
the Three Months Ended December 31, 2016

Note 1 — Summary of Significant Accounting Policies – (continued)

Bank-Owned Life Insurance
The Bank owns insurance on the lives of certain directors and officers. The policies were purchased to help offset the cost of various fringe benefit plans, including health care. The cash surrender value of these policies is included on the Consolidated Statements of Financial Condition and any increases in the cash surrender value are recorded as other income in the Consolidated Statements of Income. In the event of the death of an insured individual under these policies, a portion of the death benefit would be payable to the Bank and recorded as other income in the Consolidated Statements of Income. The remainder of the death benefit would be payable to the beneficiary, assuming the insured was employed by the Bank at the time of death.
Goodwill and Core Deposit Intangible
Goodwill represents the excess of the purchase price over the cost of net assets purchased. Goodwill is not amortized, but is evaluated for impairment. At least annually, management reviews goodwill and evaluates events or changes in circumstances that may indicate impairment in the carrying amount of goodwill. If the sum of the expected undiscounted future cash flows is less than the carrying amount of the net assets, an impairment loss will be recognized. Impairment, if any, is measured on a discounted future cash flow basis. For December 31, 2017 and 2016 and September 30, 2016, no impairment existed; however, for any future period, if the Company determines that there has been impairment in the carrying value of goodwill, the Company would record a charge to earnings, which could have a material adverse effect on net income.
Core deposit intangible assets represent the premiums paid to acquire the core deposits of another institution. The premium is the amount paid in excess of the dollar amount of the deposits acquired and it is carried at amortized cost on the Consolidated Statements of Financial Condition. The Company has core deposit intangible assets relating to the current year acquisition of Allegheny Valley Bancorp Inc. (“Allegheny Valley”). These intangible assets are being amortized on an accelerated basis over an 8 year period. The balance of core deposit intangibles was $3.3 million, net of accumulated amortization of $772,000 all of which was recorded during the year ended December 31, 2017. Additional information regarding the acquisition of Allegheny Valley is included in Note 18 to these Consolidated Financial Statements.
Pension Plan
The Bank maintains a noncontributory defined benefit pension plan covering employees whose benefits were frozen effective August 1, 2005. No future benefits are accrued, however the plan calls for benefits to be paid to eligible employees at retirement based primarily upon years of service with the Bank.
Interest on Deposits
Interest on deposits is accrued and charged to expense daily and is paid or credited in accordance with the terms of the respective accounts.
Income Taxes
The Company accounts for income taxes in accordance with GAAP.
The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues.

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2017 and September 30, 2016 and
the Three Months Ended December 31, 2016

Note 1 — Summary of Significant Accounting Policies – (continued)

The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.
Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.
The Company accounts for uncertain tax positions if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. The Company had no uncertain tax positions at December 31, 2017 or 2016 or September 30, 2016. If the Company were to incur interest and penalties on income taxes, it would be recognized as a component of income tax expense.
Stock Compensation
The Company accounts for share-based awards in accordance with GAAP, which requires companies to estimate the fair value of awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is included in compensation and employee benefits on the income statement. Compensation expense for share-based awards with graded vesting schedules is recognized on a straight-line basis over the requisite service period for the entire grant.
Advertising Expense
Advertising costs are expensed as incurred and included in other operating expense in the Consolidated Statements of Income. Advertising expense for the years ended December 31, 2017 and September 30, 2016 totaled $127,000 and $116,000, respectively, and $23,000 for the three months ended December 31, 2016.
Comprehensive Income
Comprehensive income consists of net income and other comprehensive gain(loss). Other comprehensive gain(loss) includes the change in unrealized gains on securities available for sale, unrealized losses related to factors other than credit on debt securities, and the change in the pension benefit obligation for the defined benefit plan.
On February 14, 2018, the FASB finalized ASU 2018-02 — Income Statement Reporting Comprehensive Income (Topic 220). This accounting standard allows companies to reclassify the “stranded” tax effect in accumulated other comprehensive income that resulted from the U.S. federal government enacted tax bill, H.R. 1, An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018 (Tax Cuts and Jobs Act), which requires deferred tax liabilities and assets to be adjusted for the effect of a change in tax laws.
The Bank has elected to early adopt this accounting standard, which provides a benefit to the financial statements by more accurately aligning the impacts of the items carried in accumulated other comprehensive income with the associated tax effect. The adoption resulted in a one-time cumulative effect adjustment of  $90,000 between retained earnings and accumulated other comprehensive income on the Consolidated Statement of Financial Condition. The adjustment had no impact on net income or any prior periods presented.

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2017 and September 30, 2016 and
the Three Months Ended December 31, 2016

Note 1 — Summary of Significant Accounting Policies – (continued)

Earnings per Share
Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The following table sets forth the computation of basic and diluted EPS for the years ended December 31, 2017 and September 30, 2016 and the three months ended December 31, 2016 (dollars in thousands except share and per share data):
	Year Ended December 31, 2017	Three Months Ended December 31, 2016	Year Ended September 30, 2016
Net income available to common stockholders	$4,325	$559	$3,034
Basic EPS:
Weighted average shares outstanding	4,021,942	2,393,328	2,414,449
Basic EPS	$1.08	$0.23	$1.26
Diluted EPS:
Weighted average shares outstanding	4,021,942	2,393,328	2,414,449
Diluted effect of common stock equivalents	105,376	77,469	78,807
Total diluted weighted average shares outstanding	4,127,318	2,470,797	2,493,256
Diluted EPS	$1.05	$0.23	$1.22
Options to purchase 302,231, 248,075, and 278,075 shares of common stock were outstanding as of December 31, 2017, December 31, 2016 and September 30, 2016, respectively with an average exercise price of  $17.25, $16.50 and $16.50, respectively. There were no anti-dilutive options as of December 31, 2017, December 31, 2016 or September 30, 2016.
As of December 31, 2017 all restricted stock was fully vested and therefore not included in the computation of diluted earnings per common share. As of December 31, 2016 and September 30, 2016, there were 12,440 and 18,550 shares of restricted stock that were not vested, respectively. Those shares had a grant price of  $16.50 and were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive.
Reclassifications
Certain comparative amounts for the prior year have been reclassified to conform to current-year presentation. Such reclassifications had no effect on net income or stockholders’ equity.
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

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2017 and September 30, 2016 and
the Three Months Ended December 31, 2016

Note 1 — Summary of Significant Accounting Policies – (continued)

In January 2016, the FASB issued ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This Update applies to all entities that hold financial assets or owe financial liabilities and is intended to provide more useful information on the recognition, measurement, presentation, and disclosure of financial instruments. Among other things, this Update (a) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (b) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (c) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (d) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (e) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (f) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (g) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For all other entities, including not-for-profit entities and employee benefit plans within the scope of Topics 960 through 965 on plan accounting, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. All entities that are not public business entities may adopt the amendments in this Update earlier as of the fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted the standard on January 1, 2018 which resulted in a one-time cumulative effect adjustment of  $416,000 between retained earnings and accumulated other comprehensive loss on the Consolidated Statement of Financial Condition. The adjustment had no impact on net income or any prior periods.
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

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2017 and September 30, 2016 and
the Three Months Ended December 31, 2016

Note 1 — Summary of Significant Accounting Policies – (continued)

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis.
The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements. The Bank is in the process of forming a cross-functional current expected credit losses (“CECL”) team and CECL project plan.
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

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2017 and September 30, 2016 and
the Three Months Ended December 31, 2016

Note 1 — Summary of Significant Accounting Policies – (continued)

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
In March 2017, the FASB issued ASU 2017-07, Compensation — Retirement Benefits (Topic 715). The amendments in this Update require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost as defined in paragraphs 715-30-35-4 and 715-60-35-9 are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The amendments in this Update are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. For other entities, the amendments in this Update are effective for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The amendments in this Update should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. This update is not expected to have a significant impact on the Company’s financial statements.

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2017 and September 30, 2016 and
the Three Months Ended December 31, 2016

Note 1 — Summary of Significant Accounting Policies – (continued)

In March 2017, the FASB issued ASU 2017-08, Receivables — Nonrefundable Fees and Other Costs (Subtopic 310-20). The amendments in this Update shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity should apply the amendments in this Update on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Additionally, in the period of adoption, an entity should provide disclosures about a change in accounting principle. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.
In May 2017, the FASB issued ASU 2017-09, Compensation — Stock Compensation (Topic 718), which affects any entity that changes the terms or conditions of a share-based payment award. This Update amends the definition of modification by qualifying that modification accounting does not apply to changes to outstanding share-based payment awards that do not affect the total fair value, vesting requirements, or equity/liability classification of the awards. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied prospectively to an award modified on or after the adoption date. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.
In February 2018, the FASB finalized ASU 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220). This accounting standard allows Companies to reclassify the stranded tax effect in accumulated other comprehensive income that resulted from the U.S. federal government tax bill, H.R.1, An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018 (Tax Cuts and Jobs Act), which requires deferred tax liabilities and assets to be adjusted for the effect of a change in tax laws. The Company has elected to early-adopt this accounting standard, which provides a benefit to the financial statements by more accurately aligning the impacts of the items carried in accumulated other comprehensive income with the associate tax effect. The adoption was applied on a modified retrospective approach and resulted in a one-time cumulative effect adjustment of  $90,000 between retained earnings and accumulated other comprehensive income on the Consolidated Statement of Financial Condition as of the beginning of the current period. The adjustment had no impact on net income or any prior periods presented.

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2017 and September 30, 2016 and
the Three Months Ended December 31, 2016

Note 2 — Investment Securities
Investment securities available for sale at December 31, 2017 and 2016 and September 30, 2016 are as follows (dollars in thousands):
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2017:
U.S. government and agency obligations due:
Beyond 1 year but within 5 years	$7,400	$4	$(8)	$7,396
Beyond 5 year but within 10 years	934	10	—	944
Corporate bonds due:
Beyond 1 year but within 5 years	2,276	14	(18)	2,272
Municipal obligations due:
Beyond 1 year but within 5 years	8,702	441	—	9,143
Beyond 5 years but within 10 years	25,803	339	(21)	26,121
Beyond 10 years	15,483	129	(99)	15,513
Equity securities	3,647	557	(34)	4,170
	$64,245	$1,494	$(180)	$65,559

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2016:
U.S. government and agency obligations due:
Beyond 1 year but within 5 years	$9,000	$—	$(66)	$8,934
Corporate bonds due:
Beyond 1 year but within 5 years	2,028	—	(18)	2,010
Beyond 5 years but within 10 years	506	9	—	515
Municipal obligations due:
Beyond 1 year but within 5 years	7,942	441	(7)	8,376
Beyond 5 years but within 10 years	11,739	24	(213)	11,550
Beyond 10 years	9,756	11	(367)	9,400
Equity securities	2,050	234	(121)	2,163
	$43,021	$719	$(792)	$42,948

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2017 and September 30, 2016 and
the Three Months Ended December 31, 2016

Note 2 — Investment Securities – (continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2016:
U.S. government and agency obligations due:
Beyond 1 year but within 5 years	$10,000	$32	$(5)	$10,027
Corporate bonds due:
Beyond 1 year but within 5 years	2,032	—	(7)	2,025
Beyond 5 years but within 10 years	507	2	—	509
Municipal obligations due:
1 year or less	978	12	—	990
Beyond 1 year but within 5 years	3,784	294	—	4,078
Beyond 5 years but within 10 years	12,144	417	—	12,561
Beyond 10 years	11,769	185	(38)	11,916
Equity securities	2,052	207	(115)	2,144
	$43,266	$1,149	$(165)	$44,250

For the year ended December 31, 2017, gains on sales of investment securities totaled $72,000 and losses totaled $308,000 with total proceeds from sales of  $27.1 million. For the three months ended December 31, 2016, gains on sales of investment securities totaled $33,000 and proceeds from such sales were $154,000. For the year ended September 30, 2016, gains on sales of investment securities totaled $87,000 and losses totaled $52,000 with total proceeds from sales of  $415,000. Investment securities with a carrying value of  $16.4 million, $18.8 million, and $25.9 million were pledged to secure repurchase agreements and public funds accounts at December 31, 2017, December 31, 2016, and September 30, 2016, respectively.
The following table shows the fair value and gross unrealized losses on investment securities and the length of time that the securities have been in a continuous unrealized loss position at December 31, 2017 and 2016 and September 30, 2016 (dollars in thousands):
	December 31, 2017
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency obligations	$5,924	$(8)	$—	$—	$5,924	$(8)
Corporate bonds	751	(3)	1,001	(15)	1,752	(18)
Municipal obligations	4,911	(19)	4,491	(101)	9,402	(120)
Equity securities	857	(34)	—	—	857	(34)
Total	$12,443	$(64)	$5,492	$(116)	$17,935	$(180)

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2017 and September 30, 2016 and
the Three Months Ended December 31, 2016

Note 2 — Investment Securities – (continued)

	December 31, 2016
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency obligations	$8,934	$(66)	$—	$—	$8,934	$(66)
Corporate bonds	2,009	(18)	—	—	2,009	(18)
Municipal obligations	12,225	(558)	1,207	(29)	13,432	(587)
Equity securities	196	(22)	949	(99)	1,145	(121)
Total	$23,364	$(664)	$2,156	$(128)	$25,520	$(792)

	September 30, 2016
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency obligations	$1,995	$(5)	$—	$—	$1,995	$(5)
Corporate bonds	1,021	(7)	—	—	1,021	(7)
Municipal obligations	2,803	(38)	—	—	2,803	(38)
Equity securities	171	(13)	570	(102)	741	(115)
Total	$5,990	$(63)	$570	$(102)	$6,560	$(165)

At December 31, 2017, the Company held 28 investment securities in an unrealized loss position. The unrealized losses on these securities resulted primarily from interest rate fluctuations. Additionally, at December 31, 2017, the reduction in the federal corporate tax rate had a negative impact on the fair value of tax-exempt municipal obligations. The Company does not intend to sell these securities nor is it more likely than not that the Company would be required to sell these securities before their anticipated recovery and the Company believes the collection of the investment and related interest is probable. Based on this, the Company considers all of the unrealized losses to be temporary impairment losses.

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2017 and September 30, 2016 and
the Three Months Ended December 31, 2016

Note 3 — Mortgage-Backed Securities
Mortgage-backed securities available for sale at December 31, 2017 and 2016 and September 30, 2016 are as follows (dollars in thousands):
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2017:
Government pass-throughs:
Ginnie Mae	$17,416	$6	$(131)	$17,291
Fannie Mae	16,078	75	(8)	16,145
Freddie Mac	12,510	41	(14)	12,537
Private pass-throughs	14,603	8	(113)	14,498
Collateralized mortgage obligations	7,277	—	(118)	7,159
	$67,884	$130	$(384)	$67,630

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2016:
Government pass-throughs:
Ginnie Mae	$5,129	$18	$(54)	$5,093
Fannie Mae	5,403	93	(18)	5,478
Freddie Mac	5,520	21	(20)	5,521
Private pass-throughs	85	—	—	85
Collateralized mortgage obligations	1,571	1	(16)	1,556
	$17,708	$133	$(108)	$17,733

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2016:
Government pass-throughs:
Ginnie Mae	$5,695	$37	$(17)	$5,715
Fannie Mae	5,806	211	—	6,017
Freddie Mac	6,051	113	—	6,164
Private pass-throughs	87	—	—	87
Collateralized mortgage obligations	1,663	9	(2)	1,670
	$19,302	$370	$(19)	$19,653

For the year ended December 31, 2017 gains on sales of mortgage-backed securities totaled $88,000 and losses totaled $175,000 with total proceeds from sales of  $25.9 million. For the year ended September 30, 2016, gains on sales of mortgage-backed securities totaled $82,000 with total proceeds from sales of  $5.1 million. During the three months ended December 31, 2016, there were no sales of mortgage-backed securities. Mortgage-backed securities with a carrying value of  $25.5 million, $6.0 million and $6.5 million were pledged to secure repurchase agreements and public funds accounts at December 31, 2017, December 31, 2016, and September 30, 2016, respectively.

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2017 and September 30, 2016 and
the Three Months Ended December 31, 2016

Note 3 — Mortgage-Backed Securities – (continued)

The following table shows the fair value and gross unrealized losses on mortgage-backed securities and the length of time that the securities have been in a continuous unrealized loss position at December 31, 2017 and 2016 and September 30, 2016 (dollars in thousands)
	December 31, 2017
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Government pass-throughs:
Ginnie Mae	$12,231	$(87)	$2,591	$(44)	$14,822	$(131)
Fannie Mae	3,227	(8)	—	—	3,227	(8)
Freddie Mac	5,949	(14)	—	—	5,949	(14)
Private pass-throughs	12,559	(113)	—	—	12,559	(113)
Collateralized mortgage obligations	5,968	(79)	1,191	(39)	7,159	(118)
Total	$39,934	$(301)	$3,782	$(83)	$43,716	$(384)

	December 31, 2016
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Government pass-throughs:
Ginnie Mae	$2,352	$(44)	$1,214	$(10)	$3,566	$(54)
Fannie Mae	1,032	(18)	—	—	1,032	(18)
Freddie Mae	3,069	(20)	—	—	3,069	(20)
Collateralized mortgage obligations	1,494	(16)	—	—	1,494	(16)
Total	$7,947	$(98)	$1,214	$(10)	$9,161	$(108)

	September 30, 2016
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Government pass-throughs:
Ginnie Mae	$2,748	$(6)	$1,313	$(11)	$4,061	$(17)
Collateralized mortgage obligations	—	—	604	(2)	604	(2)
Total	$2,748	$(6)	$1,917	$(13)	$4,665	$(19)

At December 31, 2017, the Company held 30 mortgage-backed securities in an unrealized loss position. The unrealized losses on these securities resulted primarily from interest rate fluctuations. The Company does not intend to sell these securities nor is it more likely than not that the Company would be required to sell these securities before their anticipated recovery and the Company believes the collection of the investment and related interest is probable. Based on this, the Company considers all of the unrealized losses to be temporary impairment losses.

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2017 and September 30, 2016 and
the Three Months Ended December 31, 2016

Note 4 — Loans Receivable
The following table summarizes the primary segments of the loan portfolio by the amounts collectively evaluated for impairment and the amounts individually evaluated for impairment, as of December 31, 2017 and 2016 and September 30, 2016 (dollars in thousands):
	Real Estate Loans
	One-to-four- family Residential and Construction	Commercial Real Estate	Home Equity Loans and Lines of Credit	Commercial Business	Other Loans	Total
December 31, 2017:
Collectively evaluated for impairment	$261,715	$300,702	$130,915	$56,122	$1,413	$750,867
Individually evaluated for impairment	—	295	—	—	—	295
Total loans before allowance for loan losses	$261,715	$300,997	$130,915	$56,122	$1,413	$751,162
December 31, 2016:
Collectively evaluated for impairment	$174,740	$116,229	$77,913	$15,505	$520	$384,907
Individually evaluated for impairment	—	462	—	—	—	462
Total loans before allowance for loan losses	$174,740	$116,691	$77,913	$15,505	$520	$385,369
September 30, 2016:
Collectively evaluated for impairment	$167,512	$119,412	$79,157	$14,779	$553	$381,413
Individually evaluated for impairment	—	467	—	—	—	467
Total loans before allowance for loan losses	$167,512	$119,879	$79,157	$14,779	$553	$381,880

Total loans were net of deferred loan fees of  $276,000 at December 31, 2017 and net of deferred loan costs of  $173,000 and $150,000 at December 31, 2016 and September 30, 2016, respectively. The Company’s primary business activity is with customers located within its local trade area. Although the Company has a diversified loan portfolio, loans outstanding to individual and businesses are dependent upon the local economic conditions in its immediate trade area.
Included in total loans above are loans acquired from Allegheny Valley at the acquisition date, net of fair value adjustments of  (dollars in thousands):
	Real Estate Loans
	One-to-four- family Residential and Construction	Commercial Real Estate	Home Equity Loans and Lines of Credit	Commercial Business	Other Loans	Total
April 7, 2017	$66,995	$160,626	$51,759	$26,841	$5,515	$311,736
As a result of the acquisition of Allegheny Valley, the Company added $2,467,000 of loans that were accounted for in accordance with ASC 310-30. Based on a review of the loans acquired by senior lending management, which included an analysis of credit deterioration of the loans since origination, the Company recorded a specific credit fair value adjustment of  $2,467,000. For loans that were acquired with specific evidence of deterioration in credit quality, loan losses will be accounted for through a reduction of the specific reserve and will not impact the allowance for loan losses. For loans acquired without a

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2017 and September 30, 2016 and
the Three Months Ended December 31, 2016

Note 4 — Loans Receivable – (continued)

deterioration of credit quality, losses incurred will result in adjustments to the allowance for loan losses through the allowance for loan loss adequacy calculation to the extent those losses represent additional deterioration since the date of acquisition. As of December 31, 2017, the outstanding balance of ASC 310-30 loans acquired from Allegheny Valley was $0 and the carrying value was $0 as all loans with a specific mark were charged off against that mark during the year, with no resulting impact on net income.
The following table presents the components of the purchase accounting adjustments related to the purchased credit-impaired loans acquired:
Contractually required principal and interest	$2,467
Non-accretable discount	(2,467)
Expected cash flows	—
Accretable discount	—
Estimated fair value	$—

There was no amortizable yield for purchased credit-impaired loans for the year ended December 31, 2017.
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
There are various risks associated with lending to each portfolio segment. One-to-four family residential mortgage loans are typically longer-term loans which generally entail greater interest rate risk than consumer and commercial loans. Under certain economic conditions, housing values may decline, which may increase the risk that the collateral values are insufficient. Commercial real estate loans generally present a higher level of risk than loans secured by residences. This greater risk is due to several factors including but not limited to concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties, and the increased difficulty in monitoring these types of loans. Furthermore, the repayment of commercial real estate loans is typically dependent upon successful operation of the related real estate project. If the cash flow from the project is reduced by such occurrences as leases not being obtained, renewed, or not entirely fulfilled, the borrower’s ability to repay the loan may be impaired. Commercial business loans are primarily secured by business assets, inventories, and accounts receivable which present collateral risk. The other loan segment generally has higher interest rates and shorter terms than one-to-four family residential mortgage loans, however, they can have additional credit risk due to the type of collateral securing the loan.

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2017 and September 30, 2016 and
the Three Months Ended December 31, 2016

Note 4 — Loans Receivable – (continued)

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
Consistent with accounting and regulatory guidance, the Company recognizes a TDR when the Bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that would not normally be considered. Regardless of the form of concession granted, the Company’s objective in offering a TDR is to increase the probability of repayment of the borrower’s loan. To be considered a TDR, the borrower must be experiencing financial difficulties and the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that would not otherwise be considered. The Company did not modify any loans as TDRs during the years ended December 31, 2017 or September 30, 2016 or the three months ended December 31, 2016 nor did it have any TDRs where a concession had previously been made that then defaulted during the years ended December 31, 2017 or September 30, 2016 or the three months ended December 31, 2016.

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2017 and September 30, 2016 and
the Three Months Ended December 31, 2016

Note 4 — Loans Receivable – (continued)

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary at December 31, 2017 and 2016 and September 30, 2016 (dollars in thousands):
	Impaired Loans With Allowance		Impaired Loans Without Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
December 31, 2017:
Commercial real estate	$—	$—	$295	$295	$295
Total impaired loans	$—	$—	$295	$295	$295
December 31, 2016:
Commercial real estate	$—	$—	$462	$462	$462
Total impaired loans	$—	$—	$462	$462	$462
September 30, 2016:
Commercial real estate	$—	$—	$467	$467	$467
Total impaired loans	$—	$—	$467	$467	$467

The following table presents the average recorded investment in impaired loans and related interest income recognized for the years ended December 31, 2017 and September 30, 2016 and the three months ended December 31, 2016 (dollars in thousands):
	For the year ended December 31, 2017	For the Three Months Ended December 31, 2016	For the year ended September 30, 2016
Average investment in impaired loans:
Commercial real estate	$861	$467	$677
Commercial business	—	—	6
	$861	$467	$683
Interest income recognized on impaired loans	$—	$—	$12
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

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2017 and September 30, 2016 and
the Three Months Ended December 31, 2016

Note 4 — Loans Receivable – (continued)

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
The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the Company’s internal risk rating system as of December 31, 2017 and 2016 and September 30, 2016 (dollars in thousands):
	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2017:
Real estate loans:
One-to-four-family residential and construction	$259,463	$211	$2,041	$—	$261,715
Commercial real estate	295,164	5,077	756	—	300,997
Home equity loans and lines of credit	130,763	—	152	—	130,915
Commercial business loans	55,878	239	5	—	56,122
Other loans	1,411	—	2	—	1,413
Total	$742,679	$5,527	$2,956	$—	$751,162
December 31, 2016:
Real estate loans:
One-to-four-family residential and construction	$174,196	$—	$544	$—	$174,740
Commercial real estate	116,229	—	462	—	116,691
Home equity loans and lines of credit	77,812	—	101	—	77,913
Commercial business loans	15,505	—	—	—	15,505
Other loans	512	—	8	—	520
Total	$384,254	$—	$1,115	$—	$385,369
September 30, 2016:
Real estate loans:
One-to-four-family residential and construction	$166,996	$—	$516	$—	$167,512
Commercial real estate	119,412	—	467	—	119,879
Home equity loans and lines of credit	79,084	—	73	—	79,157
Commercial loans	14,779	—	—	—	14,779
Other loans	553	—	—	—	553
Total	$380,824	$—	$1,056	$—	$381,880

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due based on the loans’ contractual due dates. Management considers nonperforming loans to be those loans that are past

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2017 and September 30, 2016 and
the Three Months Ended December 31, 2016

Note 4 — Loans Receivable – (continued)

due 90 days or more and are still accruing as well as all other nonaccrual loans. The following table presents the segments of the loan portfolio summarized by the past due status of the loans still accruing and nonaccrual loans as of December 31, 2017 and 2016 and September 30, 2016 (dollars in thousands):
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	Non-Accrual (90 Days+)	90 Days Past Due & Accruing	Total Loans
December 31, 2017:
Real estate loans:
One-to-four-family residential and construction	$258,202	$1,342	$272	$1,899	$—	$261,715
Commercial real estate	299,888	338	15	756	—	300,997
Home equity loans and lines of credit	130,383	122	166	244	—	130,915
Commercial business loans	56,034	83	—	5	—	56,122
Other loans	1,376	14	1	3	19	1,413
Total	$745,883	$1,899	$454	$2,907	$19	$751,162
December 31, 2016:
Real estate loans:
One-to-four-family residential and construction	$173,138	$739	$319	$544	$—	$174,740
Commercial real estate	116,478	53	60	100	—	116,691
Home equity loans and lines of credit	77,289	460	63	101	—	77,913
Commercial business loans	15,505	—	—	—	—	15,505
Other loans	510	2	—	8	—	520
Total	$382,920	$1,254	$442	$753	$—	$385,369
September 30, 2016:
Real estate loans:
One-to-four-family residential and construction	$166,136	$566	$294	$516	$—	$167,512
Commercial real estate	119,638	80	61	100	—	119,879
Home equity loans and lines of credit	78,888	115	81	73	—	79,157
Commercial loans	14,779	—	—	—	—	14,779
Other loans	550	3	—	—	—	553
Total	$379,991	$764	$436	$689	$—	$381,880

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

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2017 and September 30, 2016 and
the Three Months Ended December 31, 2016

Note 4 — Loans Receivable – (continued)

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

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2017 and September 30, 2016 and
the Three Months Ended December 31, 2016

Note 4 — Loans Receivable – (continued)

Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the ALL. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the ALL. Management utilizes an internally developed spreadsheet to track and apply the various components of the allowance. During the year ended December 31, 2017, there was an increase in the provision for the Commercial Business segment primarily due to the large amount of growth in the loan balance of that segment. The provision for the Home Equity Loans and Lines of Credit segment decreased primarily as a result of fluctuations in the qualitative factors that overall reduced the provision required during the year. The following tables summarize the activity in the primary segments of the ALL for the years ended December 31, 2017 and September 30, 2016 and the three months ended December 31, 2016 as well as the allowance required for loans individually and collectively evaluated for impairment as of December 31, 2017 and 2016 and September 30, 2016 (dollars in thousands):
	Real Estate Loans
	One-to-four- family Residential and Construction	Commercial Real Estate	Home Equity Loans and Lines of Credit	Commercial Business	Other Loans	Total
Balance at December 31, 2016	$1,280	$1,787	$547	$211	$12	$3,837
Charge-offs	(185)	—	(51)	(1)	(29)	(266)
Recoveries	28	1	—	3	7	39
Provision	261	215	(96)	120	17	517
Balance December 31, 2017	$1,384	$2,003	$400	$333	$7	$4,127
Balance at September 30, 2016	$1,250	$1,786	$547	$211	$6	$3,800
Charge-offs	—	—	—	—	(4)	(4)
Recoveries	—	1	—	—	—	1
Provision	30	—	—	—	10	40
Balance at December 31, 2016	$1,280	$1,787	$547	$211	$12	$3,837
Balance at September 30, 2015	$1,122	$1,867	$457	$411	$22	$3,879
Charge-offs	(70)	(93)	(4)	(43)	(23)	(233)
Recoveries	8	7	9	18	7	49
Provision	190	5	85	(175)	—	105
Balance at September 30, 2016	$1,250	$1,786	$547	$211	$6	$3,800

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2017 and September 30, 2016 and
the Three Months Ended December 31, 2016

Note 4 — Loans Receivable – (continued)

	Real Estate Loans
	One-to-four- family Residential and Construction	Commercial Real Estate	Home Equity Loans and Lines of Credit	Commercial Business	Other Loans	Total
Evaluated for Impairment:
Individually	$—	$—	$—	$—	$—	$—
Collectively	1,384	2,003	400	333	7	4,127
Balance at December 31, 2017	$1,384	$2,003	$400	$333	$7	$4,127
Evaluated for Impairment:
Individually	$—	$—	$—	$—	$—	$—
Collectively	1,280	1,787	547	211	12	3,837
Balance at December 31, 2016	$1,280	$1,787	$547	$211	$12	$3,837
Evaluated for Impairment:
Individually	$—	$—	$—	$—	$—	$—
Collectively	1,250	1,786	547	211	6	3,800
Balance at September 30, 2016	$1,250	$1,786	$547	$211	$6	$3,800

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
As of December 31, 2017, included within the foreclosed assets totaling $419,000 were three residential properties acquired upon foreclosure. As of December 31, 2016, foreclosed assets totaled $251,000 and included $221,000 of residential property acquired upon foreclosure of consumer residential mortgages and $30,000 of commercial property acquired upon foreclosure of a commercial mortgage. As of September 30, 2016, the Company had $281,000 of foreclosed residential real estate property obtained by physical possession.
At December 31, 2017, loans in the process of foreclosure totaled $694,000.
Loans serviced for others were $68.7 million, $26.1 million, and $25.4 million at December 31, 2017, December 31, 2016 and September 30, 2016, respectively. Net mortgage servicing rights were $487,000, $155,000 and $146,000 at December 31, 2017, December 31, 2016 and September 30, 2016, respectively.

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2017 and September 30, 2016 and
the Three Months Ended December 31, 2016

Note 5 — Office Properties and Equipment
Office properties and equipment at December 31, 2017 and 2016 and September 30, 2016 are summarized by major classifications as follows (dollars in thousands):
	December 31, 2017	December 31, 2016	September 30 2016
Land and land improvements	$3,152	$1,282	$1,282
Buildings and building improvements	10,433	5,534	5,504
Leasehold improvements	862	67	67
Furnitures, fixtures, and equipment	4,607	2,443	2,536
	$19,054	$9,326	$9,389
Less accumulated depreciation	(10,877)	(6,118)	(6,112)
Plus projects in progress	14	1	2
Premises and equipment, net	$8,191	$3,209	$3,279

Depreciation expense was $658,000 and $392,000 for the year’s ended December 31, 2017 and September 30, 2016 and $102,000 for the three months ended December 31, 2016.
The Company rents certain branch office buildings under long-term lease agreements expiring through 2018 and thereafter. These leases contain renewal options and generally provide that the Company will pay for insurance, taxes, and maintenance. Future minimum lease payments under existing rental agreements are as follows (dollars in thousands):
Years Ending December 31:
2018	$407,151
2019	407,151
2020	278,470
2021	30,000
2022	—
Thereafter	—
Total	$1,122,772

Rent expense was $313,000 and $93,000 for the year’s ended December 31, 2017 and September 30, 2016 and $22,000 for the three months ended December 31, 2016.
Note 6 — Deposits
Deposit balances at December 31, 2017 and 2016 and September 30, 2016 are summarized as follows (dollars in thousands):
	December 31, 2017	December 31, 2016	September 30, 2016
Noninterest-bearing demand	$135,786	$31,442	$39,590
Interest-bearing demand	96,987	64,385	63,504
Savings	150,762	102,546	102,393
Money market	99,367	26,257	25,891
Time deposits	211,944	137,557	137,256
Total deposits	$694,846	$362,187	$368,634

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2017 and September 30, 2016 and
the Three Months Ended December 31, 2016

Note 6 — Deposits – (continued)

At December 31, 2017, the scheduled maturities of time deposit are as follows:
(Dollars in thousands)	December 31, 2017
One year or less	$73,866
Over one through two years	55,808
Over two through three years	32,634
Over three through four years	20,281
Over four through five years	14,263
Over five years	15,092
Total	$211,944

At December 31, 2017, the scheduled maturities of time deposit in denomination of  $100,000 or more are as follows:
(Dollars in thousands)	December 31, 2017
Three months or less	$17,936
Three to six months	12,655
Six to twelve months	4,538
Over twelve months	54,391
Total	$89,520

Time deposits include certificates of deposit in denominations of  $250,000 or more. Such deposits aggregated $30.9 million, $12.9 million and $12.4 million at December 31, 2017, December 31, 2016 and September 30, 2016, respectively.
Note 7 — Federal Home Loan Bank Advances
The Bank is a member of the FHLB. This membership allows the Bank to borrow funds from the FHLB which are collateralized by qualifying securities and loans. At December 31, 2017, the Bank had approximately $421.6 million in maximum borrowing capacity available as collateral for existing and future borrowings. Included in the $421.6 million is a revolving line of credit agreement the Bank has established with the FHLB whereby it can borrow up to approximately $207.1 million on a short-term basis. The outstanding balance under this agreement was approximately $27.0 million at December 31, 2017 and the interest rate in effect on that borrowing was 1.54%. There were no short-term borrowings at December 31, 2016 or September 30, 2016.
The outstanding balances and related information for short-term borrowings are summarized as follows:
(Dollars in thousands)	December 31, 2017
Balance	$27,021
Average balance outstanding during the period	$38,565
Maximum amount outstanding at any month-end	$72,926
Weighted average interest rate at period end	1.54%
Average interest rate during the period	1.22%

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2017 and September 30, 2016 and
the Three Months Ended December 31, 2016

Note 7 — Federal Home Loan Bank Advances – (continued)

There were no short-term borrowings at December 31, 2016 or September 30, 2016.
Advances, which are typically more long-term in nature, are also available from the FHLB. At December 31, 2017 and 2016 and September 30, 2016, the Bank had the following advances (dollars in thousands):
Stated Maturity	Interest Rate	December 31, 2017	December 31, 2016	September 30, 2016
March 20, 2017	0.68	$—	$2,377	$2,377
July 17, 2017	0.66	—	590	842
August 25, 2017	1.23	—	4,000	4,000
June 11, 2018	0.92	750	2,239	2,609
June 22, 2018	1.26	1,805	1,805	1,805
November 13, 2018	1.65	3,000	3,000	3,000
January 22, 2019	1.25	1,608	3,073	3,436
June 24, 2019	1.63	1,805	1,805	1,805
September 11, 2019	1.59	14,904	—	—
November 12, 2019	1.91	3,151	3,151	3,152
January 8, 2020	1.70	5,794	5,794	5,794
July 29, 2020	1.91	1,822	1,822	1,822
August 17, 2020	1.63	5,635	—	—
September 8, 2020	1.69	15,157	—	—
December 9, 2020	1.92	3,500	3,500	3,500
January 26, 2021	1.94	4,000	4,000	4,000
February 22, 2021	1.95	3,365	3,365	3,365
August 8, 2021	1.80	3,119	3,935	4,137
September 8, 2021	1.77	15,503	—	—
September 8, 2022	1.86	9,522	—	—
December 9, 2022	2.26	3,212	3,212	3,212
December 29, 2022	2.45	10,000	—	—
		$107,652	$47,668	$48,856

Note 8 — Securities Sold Under Agreement to Repurchase
The Bank utilizes securities sold under agreements to repurchase to facilitate the needs of our customers and to facilitate secured short-term funding needs. Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. Collateral levels are monitored on a continuous basis. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents.

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2017 and September 30, 2016 and
the Three Months Ended December 31, 2016

Note 8 — Securities Sold Under Agreement to Repurchase – (continued)

The collateral pledged to secure the borrowings based on the remaining contractual maturity of the securities sold under agreements to repurchase as of December 31, 2017 and 2016 and September 30, 2016 is presented in following tables (dollars in thousands):
	Remaining Contractual Maturity of the Agreements
Securities sold under agreements to repurchase	Overnight and Continuous	Up to 30 Days	30 – 90 Days	Greater than 90 Days	Total
December 31, 2017:
U.S. government obligations	$1,643	$—	$—	$—	$1,643
Municipal obligations	5,727	—	—	—	5,727
Total collateral pledged	$7,370	$—	$—	$—	$7,370
Gross amount of recognized liabilities for securities sold under agreements to repurchase					$4,240
Amounts related to agreements not included in offsetting disclosures above					$3,130
December 31, 2016:
Municipal obligations	$3,606	$—	$—	$—	$3,606
Total collateral pledged	$3,606	$—	$—	$—	$3,606
Gross amount of recognized liabilities for securities sold under agreements to repurchase					$2,342
Amounts related to agreements not included in offsetting disclosures above					$1,264
September 30, 2016:
Municipal obligations	$3,639	$—	$—	$—	$3,639
Total collateral pledged	$3,639	$—	$—	$—	$3,639
Gross amount of recognized liabilities for securities sold under agreements to repurchase					$1,964
Amounts related to agreements not included in offsetting disclosures above					$1,675

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2017 and September 30, 2016 and
the Three Months Ended December 31, 2016

Note 8 — Securities Sold Under Agreement to Repurchase – (continued)

The outstanding balances and related information for repurchase agreements at or for the years ended December 31, 2017 and September 30, 2016 and at or for the three months ended December 31, 2016 are summarized as follows (dollars in thousands):
	December 31, 2017	December 31, 2016	September 30, 2016
Balance	$4,240	$2,342	$1,964
Average balance outstanding during the period	3,373	1,949	2,004
Maximum amount outstanding at any month-end	6,274	2,342	2,520
Weighted average interest rate at period end	0.12%	0.10%	0.08%
Average interest rate during the period	0.12	0.10	0.10
Note 9 — Income Taxes
Total income tax expense for the years ended December 31, 2017 and September 30, 2016 and the three months ended December 31, 2016 is as follows (dollars in thousands):
	Year Ended December 31, 2017	Three Months Ended December 31, 2016	Year Ended September 30, 2016
Federal:
Current	$1,460	$410	$909
Deferred	259	(33)	21
Change in corporate tax rate	387	—	—
	$2,106	$377	$930
State, current	$356	$17	$263

The difference between the expected and actual tax provision expressed as percentage of earnings before income tax provision are as follows:
	December 31, 2017		December 31, 2016		September 30, 2016
	Amount	% of Pre-tax Income	Amount	% of Pre-tax Income	Amount	% of Pre-tax Income
Expected federal tax rate	$2,307	34.0%	$324	34.0%	$1,437	34.0%
State taxes, net of federal tax benefit	235	3.5	11	1.2	174	4.1
Nontaxable interest income	(403)	(5.9)	(70)	(7.4)	(280)	(6.6)
Bank-owned life insurance	(173)	(2.6)	(33)	(3.5)	(135)	(3.2)
Merger expenses	35	0.5	84	8.8	16	0.4
Change in corporate tax rate	387	5.7	—	—	—	—
Other items, net	74	1.1	78	8.2	(19)	(0.5)
Effective Tax Rate	$2,462	36.3%	$394	41.3%	$1,193	28.2%

The Tax Cuts and Jobs Act, enacted on December 22, 2017, lowered the federal corporate income tax rate from 35% to 21% effective January 1, 2018. As a result, the carrying value of net deferred tax assets was reduced which increased income tax expense by $387,000.

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2017 and September 30, 2016 and
the Three Months Ended December 31, 2016

Note 9 — Income Taxes – (continued)

The Bank is subject to the Pennsylvania and Maryland Thrift Institutions tax which is allocated between the states and calculated at 11.5% and 8.25%, respectively, based on taxable income applicable to the individual states.
The net deferred tax asset consisted of the following components as of December 31, 2017 and 2016 and September 30, 2016 (dollars in thousands):
	December 31, 2017	December 31, 2016	September 30, 2016
Deferred Tax Assets:
Allowance for loan losses	$867	$1,304	$1,292
Employee benefits	195	593	622
Impairment reserves	17	28	9
Purchase accounting	70	5	—
Net unrealized losses on securities	—	16	—
Other, net	120	49	19
Total Deferred Tax Assets	1,269	1,995	1,942
Deferred Tax Liabilities:
Net unrealized gains on securities	(223)	—	(454)
Premises and equipment	(292)	(19)	(14)
Other, net	(121)	(71)	(72)
Total Deferred Tax Liabilities	(636)	(90)	(540)
Net Deferred Tax Assets	$633	$1,905	$1,402

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
Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Bank recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Consolidated Statements of Income. The Bank’s federal tax returns for taxable years through 2014 have been closed for purposes of examination by the Internal Revenue Service. The Bank’s state tax returns for taxable years through 2013 have been closed for purposes of examination by the State taxing authorities.
Note 10 — Regulatory Capital Requirements
Included in interest-earning deposits with other institutions are required federal reserves of $12.3 million, $1.1 million, and $2.2 million at December 31, 2017, December 31, 2016 and September 30,

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2017 and September 30, 2016 and
the Three Months Ended December 31, 2016

Note 10 — Regulatory Capital Requirements – (continued)

2016, respectively, for facilitating the implementation of monetary policy by the Federal Reserve System. The required reserves are computed by applying prescribed ratios to the classes of average deposit balances. These reserves are held in the form of cash on-hand and a balance maintained with the Federal Reserve Bank.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital to risk-weighted assets and Tier I capital to average assets. The final Basel III rules require the Company to maintain a minimum amount and ratio of Common Equity Tier I capital (as defined in the regulations) to risk-weighted assets. Additionally, under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital. As of December 31, 2017 and 2016 and September 30, 2016, the Bank was categorized as “Well Capitalized” under the regulatory framework for prompt corrective action promulgated by the Federal Reserve. The Company believes that no conditions or events have occurred that would change this conclusion since such date. To be categorized as Well Capitalized, the Bank must maintain minimum Total capital, Common Equity Tier I capital, Tier I capital, and Tier I leverage ratios as set forth in the table.
	December 31, 2017
	Bank		Company
	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Actual	$104,414	15.78%	$109,553	16.53%
For capital adequacy purposes	52,947	8.00	53,024	8.00
To be well capitalized	66,184	10.00	66,280	10.00
Common equity tier I (to risk weighted assets)
Actual	$100,265	15.15%	$105,191	15.87%
For capital adequacy purposes	29,783	4.50	29,826	4.50
To be well capitalized	43,020	6.50	43,082	6.50
Tier I capital (to risk weighted assets)
Actual	$100,265	15.15%	$105,191	15.87%
For capital adequacy purposes	39,711	6.00	39,768	6.00
To be well capitalized	52,947	8.00	53,024	8.00
Tier I capital (to average assets)
Actual	$100,265	10.55%	$105,191	11.01%
For capital adequacy purposes	38,030	4.00	38,221	4.00
To be well capitalized	47,538	5.00	47,776	5.00

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2017 and September 30, 2016 and
the Three Months Ended December 31, 2016

Note 10 — Regulatory Capital Requirements – (continued)

	December 31, 2016
	Bank		Company
	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Actual	$64,968	21.62%	$68,812	22.86%
For capital adequacy purposes	24,042	8.00	24,078	8.00
To be well capitalized	30,052	10.00	30,097	10.00
Common equity tier I (to risk weighted assets)
Actual	$61,210	20.37%	$64,998	21.60%
For capital adequacy purposes	13,524	4.50	13,544	4.50
To be well capitalized	19,534	6.50	19,563	6.50
Tier I capital (to risk weighted assets)
Actual	$61,210	20.37%	$64,998	21.60%
For capital adequacy purposes	18,031	6.00	18,058	6.00
To be well capitalized	24,042	8.00	24,078	8.00
Tier I capital (to average assets)
Actual	$61,210	12.78%	$64,998	13.48%
For capital adequacy purposes	19,151	4.00	19,289	4.00
To be well capitalized	23,939	5.00	24,111	5.00
	September 30, 2016
	Bank		Company
	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Actual	$64,392	21.36%	$67,922	22.50%
For capital adequacy purposes	24,117	8.00	24,148	8.00
To be well capitalized	30,146	10.00	30,185	10.00
Common equity tier I (to risk weighted assets)
Actual	$60,622	20.11%	$64,107	21.24%
For capital adequacy purposes	13,566	4.50	13,583	4.50
To be well capitalized	19,595	6.50	19,620	6.50
Tier I capital (to risk weighted assets)
Actual	$60,622	20.11%	$64,107	21.24%
For capital adequacy purposes	18,087	6.00	18,111	6.00
To be well capitalized	24,117	8.00	24,148	8.00
Tier I capital (to average assets)
Actual	$60,622	12.75%	$64,107	13.38%
For capital adequacy purposes	19,014	4.00	19,168	4.00
To be well capitalized	23,768	5.00	23,960	5.00

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2017 and September 30, 2016 and
the Three Months Ended December 31, 2016

Note 11 — Stock Based Compensation
In 2012, the Company’s stockholders approved the 2012 Equity Incentive Plan (the “2012 Plan”). The purpose of the 2012 Plan is to provide officers, employees and directors with additional incentives to promote growth and performance of Standard AVB Financial Corp. The 2012 Plan authorizes the granting of options to purchase shares of the Company’s stock, which may be nonqualified stock options or incentive stock options, and restricted stock which is subject to vesting conditions and other restrictions. The 2012 Plan reserved an aggregate number of 486,943 shares of which 347,817 may be issued in connection with the exercise of stock options and 139,126 may be issued as restricted stock.
On July 25, 2012, certain directors and officers of the Company were awarded an aggregate of 278,075 options to purchase shares of common stock and 111,300 restricted shares of common stock. The awards vest over five years at the rate of 20% per year and the stock options have a ten year contractual life from the date of grant. The Company recognized compensation expense associated with the awards over the five year vesting period. On December 19, 2017, certain officers of the Company were awarded an aggregate of 2,424 restricted shares of common stock. The awards vested immediately and as such all related compensation expense was recognized during the year ended December 31, 2017. Remaining shares available to be issued under the stock option and restricted stock plans are 69,742 and 25,402, respectively.
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
The Company’s common stock closed at $16.50 per share on July 25, 2012, which is the exercise price of the options granted on that date. The estimated fair value of the stock options was $423,000, before the impact of income taxes. The per share weighted-average fair value of stock options granted with an exercise price equal to the market value on July 25, 2012 was $1.52 using the following Black-Scholes option pricing model assumptions: expected life of 7.5 years, expected dividend rate of 1.13%, risk-free interest rate of 1.10% and an expected volatility of 9.5% based on historical results of the stock prices of a bank peer group. Compensation expense on the options was $44,000 and $85,000, respectively, with a related tax benefit recorded of  $5,000 and $8,000, respectively, for the years ended December 31, 2017 and September 30, 2016. For the three months ended December 31, 2016, compensation expense was $20,000, with a related tax benefit recorded of  $2,000. As of December 31, 2017, the options were fully vested and there was no unrecognized compensation cost.

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2017 and September 30, 2016 and
the Three Months Ended December 31, 2016

Note 11 — Stock Based Compensation – (continued)

The following table summarizes transactions regarding the options under the Plan:
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at September 30, 2015	278,075	$16.50	6.82
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at September 30, 2016	278,075	$16.50	5.82
Granted	—	—
Exercised	(24,000)	16.50
Forfeited	(6,000)	16.50
Outstanding at December 31, 2016	248,075	$16.50	5.56
Granted	—	—
Merger related options	73,051	19.61
Exercised	(18,895)	16.50
Forfeited	—	—
Outstanding at December 31, 2017	302,231	$17.25	4.11
Exercisable at September 30, 2016	222,460	$16.50
Exercisable at December 31, 2016	192,460	$16.50
Exercisable at December 31, 2017	302,231	$17.25
Compensation expense on the restricted stock grants was $485,000 and $367,000, respectively, with a related tax benefit recorded of  $91,000 and $125,000, respectively for the years ended December 31, 2017 and September 30, 2016. For the three months ended December 31, 2016, compensation expense was $92,000, with a related tax benefit recorded of  $31,000. As of December 31, 2017, the restricted stock was fully vested and there was no unrecognized compensation cost.
The following table summarizes transactions regarding restricted stock under the Plan:
	Number of Restricted Shares	Weighted Average Grant Date Price Per Share
Non-vested shares at September 30, 2015	44,520	$16.50
Granted	—	—
Vested	(22,260)	16.50
Forfeited	—	—
Non-vested shares at September 30, 2016	22,260	$16.50
Granted	—	—
Vested	—	—
Forfeited	(2,400)	16.50
Non-vested shares at December 31, 2016	19,860	$16.50
Granted	2,424	29.60
Vested	(22,284)	17.92
Forfeited	—	—
Non-vested shares at December 31, 2017	—	$—

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2017 and September 30, 2016 and
the Three Months Ended December 31, 2016

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
Compensation expense is equal to the fair value of the shares committed to be released and unallocated ESOP shares are excluded from outstanding shares for purposes of computing earnings per share. Compensation expense related to the ESOP was $403,000 and $357,000 for the year’s ended December 31, 2017 and September 30, 2016 and $86,000 for the three months ended December 31, 2016. Dividends on unallocated shares are not treated as ordinary dividends and are instead used to repay the ESOP loan and recorded as compensation expense.
As of December 31, 2017, the ESOP held 260,935 shares of the Company’s stock, and there were 187,912 unallocated shares. As of December 31, 2016, the ESOP held 268,455 shares of the Company’s stock, and there were 202,367 unallocated shares. As of September 30, 2016, the ESOP held 272,237 shares of the Company’s stock, and there were 202,367 unallocated shares. The fair market value of the unallocated ESOP shares was $7.8 million at December 31, 2017, $6.8 million at December 31, 2016 and $6.2 million at September 30, 2016. During the year’s ended December 31, 2017 and September 30, 2016 14,455 shares were released for allocation. There were no shares released for allocation during the three months ended December 31, 2016.
Note 13 — Employee Benefit Plans
During 2015, the Company established the Standard Bank PaSB Defined Benefit Pension Plan and Trust (“the Standard Bank Plan”). The Standard Bank Plan was established effective January 1, 2015 to serve as recipient of a trust-to-trust transfer of assets from the previous plan held with Pentegra and thereafter to pay the benefits to participants and beneficiaries in accordance with the Standard Bank Plan, the terms of which generally mirror the terms of the previous Pentegra Plan.

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2017 and September 30, 2016 and
the Three Months Ended December 31, 2016

Note 13 — Employee Benefit Plans – (continued)

Obligations and Funded Status
The following table sets forth the change in the plan assets and the projected benefit obligations of the Standard Bank PaSB Defined Benefit Pension Plan and Trust at December 31, 2017 and 2016 and September 30 (dollars in thousands):
	Pension Benefits
	December 31, 2017	December 31, 2016	September 30, 2016
Change in projected benefit obligation:
Benefit obligation at beginning of year	$4,780	$4,814	$4,184
Interest cost	175	—	152
Settlement gain	(28)	—	—
Actuarial (gain) loss	(133)	—	521
Benefits paid	(30)	(34)	(43)
Settlement payments	(596)	—
Projected benefit obligation at end of year	4,168	4,780	4,814
Change in plan assets:
Fair value of plan assets at beginning of year	3,683	3,640	3,304
Actual gain on plan assets	497	44	341
Employer contribution	15	34	43
Benefits paid	(30)	(34)	(43)
Administrative expenses	(5)	(1)	(5)
Settlement payments	(596)	—	—
Fair value of plan assets at end of year	3,564	3,683	3,640
Funded status	$(604)	$(1,097)	$(1,174)
Amounts recognized in accumulated other comprehensive income consist of:
Unrecognized actuarial loss	$(397)	$(1,130)	$(1,130)
Total	$(397)	$(1,130)	$(1,130)

The accumulated benefit obligation for the defined benefit pension plan was $4.2 million, $4.8 million and $4.8 million at December 31, 2017, December 31, 2016 and September 30, 2016, respectively.

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2017 and September 30, 2016 and
the Three Months Ended December 31, 2016

Note 13 — Employee Benefit Plans – (continued)

Components of Net Periodic Benefit Cost
	Pension Benefits
	Year Ended December 31, 2017	Three Months Ended December 31, 2016	Year Ended September 30, 2016
Interest Cost	$175	$—	$152
Expected return on plan assets	(200)	—	(146)
Amortization of net loss	96	—	59
Settlement obligation	72	—	—
Net periodic pension cost	$143	$—	$65

The estimated net loss and prior service cost that will be amortized from accumulated other comprehensive income (loss) into the net periodic benefit cost in 2018 are as follows (dollars in thousands):
December 31, 2017
Net loss	$10
Total	$10

Assumptions
The weighted-average assumptions used to determine benefit obligations at December 31, 2017, December 31, 2016 and September 30, 2016 are as follows:
	Pension Benefits
	December 31, 2017	December 31, 2016	September 30, 2016
Discount rate	3.40%	3.25%	3.25%
The weighted-average assumptions used to determine net periodic benefit cost for year’s ended December 31, 2017 and September 30, 2016 and the three months ended December 31, 2016 are as follows:
	Pension Benefits
	December 31, 2017	December 31, 2016	September 30, 2016
Discount rate	3.40%	3.25%	3.25%
Expected long-term return on plan assets	5.00%	5.00%	5.00%
The long-term rate of return on plan assets gives consideration to returns currently being earned on plan assets, as well as future rates expected to be earned.

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2017 and September 30, 2016 and
the Three Months Ended December 31, 2016

Note 13 — Employee Benefit Plans – (continued)

Plan Assets
The Bank’s defined benefit pension plan weighted-average asset allocations at December 31, 2017, December 31, 2016 and September 30, 2016 by assets category are as follows:
Asset Category	December 31, 2017	December 31, 2016	September 30, 2016
Cash and Cash Equivalents	0.28%	3.88%	3.82%
Equity Mutual Funds	71.13	59.41	57.76
Bond Mutual Funds	28.59	36.71	38.42
Total	100.00%	100.00%	100.00%

The investment policy for the defined benefit pension plan assets is to maintain 60 percent in equity mutual funds and 40 percent in bond mutual funds. The asset allocation in equity mutual funds exceeded the policy limit at December 31, 2017 due to the record performance of the stock market in 2017. The asset allocation and policy limits are evaluated periodically and may be changed at the discretion of the investment committee.
The following tables set forth by level, within the fair value hierarchy, the plan’s assets at fair value as of December 31, 2017, December 31, 2016 and September 30, 2016 (dollars in thousands):
	December 31, 2017
	Level I	Level II	Level III	Total
Assets:
Cash and Cash Equivalents	$10	$—	$—	$10
Domestic Stock Funds	2,040	—	—	2,040
International Stock Funds	495			495
Domestic Bond Funds	929	—	—	929
International Bond Funds	90	—	—	90
Total assets at fair value	$3,564	$—	$—	$3,564

	December 31, 2016
	Level I	Level II	Level III	Total
Assets:
Cash and Cash Equivalents	$143	$—	$—	$143
Domestic Stock Funds	1,790	—	—	1,790
International Stock Funds	398			398
Domestic Bond Funds	1,265	—	—	1,265
International Bond Funds	87	—	—	87
Total assets at fair value	$3,683	$—	$—	$3,683

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2017 and September 30, 2016 and
the Three Months Ended December 31, 2016

Note 13 — Employee Benefit Plans – (continued)

	September 30, 2016
	Level I	Level II	Level III	Total
Assets:
Cash and Cash Equivalents	$139	$—	$—	$139
Domestic Stock Funds	1,696	—	—	1,696
International Stock Funds	407			407
Domestic Bond Funds	1,309	—	—	1,309
International Bond Funds	89	—	—	89
Total assets at fair value	$3,640	$—	$—	$3,640

Following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2017.
Cash
Cash and cash equivalents may include uninvested cash balances along with money market mutual funds, treasury bills, or other assets normally categorized as cash equivalents.
Mutual Funds
Mutual funds are valued at the net asset value (“NAV”) of shares held by the plan at year-end.
The method described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the plan believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.
Cash Flows
There are no expected contributions to the defined benefit pension plan during 2018.
The following benefit payments that reflect expected future service, as appropriate, are expected to be paid subsequent to December 31, 2017 (dollars in thousands):
Year Ended December 31,	Plan Benefits
2018	$604
2019	262
2020	208
2021	175
2022	181
2023 – 2027	946
Total	$2,376

The Company participates in the Pentegra Financial Institutions Thrift Plan, a multi-employer 401(k) plan, which provides benefits to substantially all of the Company’s employees. Employees’ contributions to the plan are matched by the Company up to a maximum of 4 percent of such employees’ pretax salaries. Expense recognized for the plan was $268,000 and $104,000 for the year’s ended December 31, 2017 and September 30, 2016 and $24,000 for the three months ended December 31, 2016.

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2017 and September 30, 2016 and
the Three Months Ended December 31, 2016

Note 13 — Employee Benefit Plans – (continued)

On January 1, 2002, the Company adopted a nonqualified phantom stock appreciation rights plan for key officers and directors. This plan was an incentive-driven benefit plan with payout deferred until the end of the tenth plan year. This plan was frozen effective September 30, 2010 in connection with the Company’s stock conversion with no further benefits accruing. Payouts under this plan began on January 1, 2012. For the years ended December 31, 2017 and September 30, 2016, $0 and $3,000, respectively, of interest expense was recognized on the benefits accrued. For the three months ended December 31, 2016, $0 interest expense was recognized on the benefits accrued. The accrued liability relating to this plan was $0, $10,000 and $23,000 at December 31, 2017, December 31, 2016 and September 30, 2016, respectively.
Note 14 — Financial Instruments With Off-Balance Sheet Risk
In the normal course of business, the Company extends credit in the form of various outstanding commitments that are not reflected in the accompanying Consolidated Financial Statements. These off-balance sheet instruments involve, to various degrees, elements of credit and interest rate risk not reported in the statement of financial condition.
Financial instruments with off-balance sheet risk as of December 31, 2017 and 2016 and September 30, 2016 were comprised of the following (dollars in thousands):
	December 31, 2017	December 31, 2016	September 30 2016
One-to-four family dwellings:
Loan commitments	$510	$1,322	$4,025
Undisbursed home equity lines of credit	30,335	13,681	13,836
Undisbursed funds – construction loans in process	7,109	5,546	6,298
Commerical loan commitments	52,749	23,364	21,085
Standby letters of credit	1,961	—	—
Other	24,037	6,032	6,032
Total	$116,701	$49,945	$51,276

The Company uses the same credit policies in making commitments for off-balance sheet financial instruments as it does for on-balance sheet instruments. Collateral is generally required to support financial instruments with credit risk and it typically includes real estate property. The Company grants loan commitments at prevailing market rates of interest.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the loan agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.
The Company’s exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contract amount of the financial instrument and is limited by subjecting them to credit approval and monitoring procedures. Substantially all commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of the loan funding. Sometimes commitments expire without being drawn upon. Therefore, the total contractual amounts presented do not necessarily represent future funding requirements.

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2017 and September 30, 2016 and
the Three Months Ended December 31, 2016

Note 15 — Fair Value of Assets and Liabilities
Fair Value Hierarchy
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
On a quarterly basis, management reviews the pricing information received from the Company’s third-party pricing service. This review process includes a comparison to non-binding third-party broker quotes, as well as a review of market-related conditions impacting the information provided by the Company’s third-party pricing service. Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume or frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2017 and September 30, 2016 and
the Three Months Ended December 31, 2016

Note 15 — Fair Value of Assets and Liabilities – (continued)

spread in the brokered markets. Securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs. As of December 31, 2017 and 2016 and September 30, 2016, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets. On a quarterly basis, management also reviews a sample of securities priced by the Company’s third-party pricing service to review significant assumptions and valuation methodologies used. Based on this review, management determines whether the current placement of the security in the fair value hierarchy is appropriate or whether transfers may be warranted.
The following table presents the assets measured at fair value on a recurring basis as of December 31, 2017 and 2016 and September 30, 2016 by level within the fair value hierarchy (dollars in thousands):
	Level 1	Level 2	Level 3	Total
December 31, 2017:
Investment securities available for sale:
U.S. government and agency obligations	$—	$8,340	$—	$8,340
Corporate bonds	—	2,272	—	2,272
Municipal obligations	—	50,777	—	50,777
Equity securities	4,170	—	—	4,170
Total investment securities available for sale	4,170	61,389	—	65,559
Mortgage-backed securities available for sale	—	67,630	—	67,630
Total recurring fair value measurements	$4,170	$129,019	$—	$133,189

	Level 1	Level 2	Level 3	Total
December 31, 2016:
Investment securities available for sale:
U.S. government and agency obligations	$—	$8,934	$—	$8,934
Corporate bonds	—	2,525	—	2,525
Municipal obligations	—	29,326	—	29,326
Equity securities	2,163	—	—	2,163
Total investment securities available for sale	2,163	40,785	—	42,948
Mortgage-backed securities available for sale	—	17,733	—	17,733
Total recurring fair value measurements	$2,163	$58,518	$—	$60,681

	Level 1	Level 2	Level 3	Total
September 30, 2016:
Investment securities available for sale:
U.S. government and agency obligations	$—	$10,027	$—	$10,027
Corporate bonds	—	2,534	—	2,534
Municipal obligations	—	29,545	—	29,545
Equity securities	2,144	—	—	2,144
Total investment securities available for sale	2,144	42,106	—	44,250
Mortgage-backed securities available for sale	—	19,653	—	19,653
Total recurring fair value measurements	$2,144	$61,759	$—	$63,903

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2017 and September 30, 2016 and
the Three Months Ended December 31, 2016

Note 15 — Fair Value of Assets and Liabilities – (continued)

Assets Measured at Fair Value on a Nonrecurring Basis
The following table presents the assets measured at fair value on a nonrecurring basis as of December 31, 2017 and 2016 and September 30, 2016 by level within the fair value hierarchy (dollars in thousands):
	Level 1	Level 2	Level 3	Total
December 31, 2017:
Foreclosed real estate	$—	$—	$419	$419
Impaired loans	—	—	295	295
Total nonrecurring fair value measurements	$—	$—	$714	$714

	Level 1	Level 2	Level 3	Total
December 31, 2016:
Foreclosed real estate	$—	$—	$251	$251
Impaired loans	—	—	462	462
Total nonrecurring fair value measurements	$—	$—	$713	$713

	Level 1	Level 2	Level 3	Total
September 30, 2016:
Foreclosed real estate	$—	$—	$281	$281
Impaired loans	—	—	467	467
Total nonrecurring fair value measurements	$—	$—	$748	$748

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Company uses Level 3 inputs to determine fair value (dollars in thousands):
				Quantitative Information about Level 3 Fair Value Measurements
	December 31,		September 30,	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	2017	2016	2016
Foreclosed real estate	$419	$251	$281	Appraisal of collateral(1)	Appraisal adjustments(2)	0% to 40% (19%)
					Liquidation expenses(2)	0% to 10% (8%)
Impaired loans	$295	$462	$467	Fair value of collateral(1),(3)	Appraisal adjustments(2)	0% to 20% (20%)
					Liquidation expenses(2)	0% to 10% (6%)

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

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2017 and September 30, 2016 and
the Three Months Ended December 31, 2016

Note 15 — Fair Value of Assets and Liabilities – (continued)

Disclosures about Fair Value of Financial Instruments
The assumptions used below are expected to approximate those that market participants would use in valuing the following financial instruments.
Loans Receivable — The fair value of loans was estimated by discounting the expected future cash flows using the current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Loans were first segregated by type such as commercial, real estate, and home equity, and were then further segmented into fixed and variable rate and loan quality categories. Expected future cash flows were projected based on contractual cash flows, adjusted for estimated prepayments.
Loans Held for Sale — The fair value of loans held for sale was estimated based on the price committed to sell the loan in the secondary market.
Certificate of Deposit Accounts — The fair values of certificate of deposit accounts were estimated using discounted cash flow analyses. The discount rates used were based on rates currently offered for deposits with similar remaining maturities. The fair values of certificate of deposit accounts do not take into consideration the value of the Company’s long-term relationships with depositors, which may have significant value.
FHLB Advances — The fair value of FHLB advances was calculated using a discounted cash flow approach that applies a comparable FHLB advance rate to the weighted average maturity of the borrowings.
Other Financial Instruments — The carrying amounts reported in the Consolidated Statements of Financial Condition approximate fair value for the following financial instruments (Level 1): cash on hand and due from banks, interest-earning deposits in other institutions, certificates of deposit, FHLB stock, accrued interest receivable, bank-owned life insurance, demand, savings and club accounts, FHLB short-term borrowings, securities sold under agreements to repurchase and accrued interest payable. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as interest and noninterest-bearing demand and regular and club accounts, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity. For financial liabilities such as FHLB short-term borrowings and securities sold under agreements to repurchase, the carrying amount is a reasonable estimate of fair value due to the short term nature of the agreement.

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2017 and September 30, 2016 and
the Three Months Ended December 31, 2016

Note 15 — Fair Value of Assets and Liabilities – (continued)

The following table presents the carrying value, estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2017 and 2016 and September 30, 2016 (dollars in thousands):
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
December 31, 2017:
Financial Instruments – Assets:
Cash on hand and due from banks	$3,523	$3,523	$3,523	$—	$—
Interest-earning deposits in other institutions	12,742	12,742	12,742	—	—
Certificate of deposit	749	749	749	—	—
Investment securities	65,559	65,559	4,170	61,389	—
Mortgage-backed securities	67,630	67,630	—	67,630	—
Federal Home Loan Bank stock	9,468	9,468	9,468	—	—
Loans receivable	747,035	747,371	—	—	747,371
Bank-owned life insurance	22,040	22,040	22,040	—	—
Accrued interest receivable	2,657	2,657	2,657	—	—
Financial Instruments – Liabilities:					—
Demand, savings and club accounts	$482,902	$482,902	$482,902	$—	$—
Certificate deposit accounts	211,944	211,454	—	—	211,454
Federal Home Loan Bank short-term borrowings	27,021	27,021	27,021	—	—
Federal Home Loan Bank advances	107,652	107,223	—	—	107,223
Securities sold under agreements to repurchase	4,240	4,240	4,240	—	—
Accrued interest payable	993	993	993	—	—

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2017 and September 30, 2016 and
the Three Months Ended December 31, 2016

Note 15 — Fair Value of Assets and Liabilities – (continued)

	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
December 31, 2016:
Financial Instruments – Assets:
Cash on hand and due from banks	$1,924	$1,924	$1,924	$—	$—
Interest-earning deposits in other institutions	8,596	8,596	8,596	—	—
Certificate of deposit	500	500	500	—	—
Investment securities	42,948	42,948	2,163	40,785	—
Mortgage-backed securities	17,733	17,733	—	17,733	—
Federal Home Loan Bank stock	3,171	3,171	3,171	—	—
Loans receivable	381,532	387,056	—	—	387,056
Bank-owned life insurance	15,044	15,044	15,044	—	—
Accrued interest receivable	1,155	1,155	1,155		—
Financial Instruments – Liabilities:					—
Demand, savings and club accounts	$224,630	$224,630	$224,630	$—	$—
Certificate deposit accounts	137,557	138,552	—	—	138,552
Federal Home Loan Bank advances	47,668	47,768	—	—	47,768
Securities sold under agreements to repurchase	2,342	2,342	2,342	—	—
Accrued interest payable	191	191	191	—	—
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
September 30, 2016
Financial Instruments – Assets:
Cash on hand and due from banks	$1,786	$1,786	$1,786	$—	$—
Interest-earning deposits in other institutions	16,375	16,375	16,375	—	—
Certificate of deposit	500	500	500	—	—
Investment securities	44,250	44,250	2,144	42,106	—
Mortgage-backed securities	19,653	19,653	—	19,653	—
Federal Home Loan Bank stock	3,161	3,161	3,161	—	—
Loans receivable	378,080	384,161	—	—	384,161
Loans held for sale	234	234	234
Bank-owned life insurance	14,946	14,946	14,946	—	—
Accrued interest receivable	1,098	1,098	1,098		—
Financial Instruments – Liabilities:					—
Demand, savings and club accounts	$231,378	$231,378	$231,378	$—	$—
Certificate deposit accounts	137,256	140,728	—	—	140,728
Federal Home Loan Bank advances	48,856	49,843	—	—	49,843
Securities sold under agreements to repurchase	1,964	1,964	1,964	—	—
Accrued interest payable	194	194	194	—	—

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2017 and September 30, 2016 and
the Three Months Ended December 31, 2016

Note 16 — Parent Only Financial Information
Statement of Financial Condition (Dollars in thousands)	December 31,		September 30, 2016
	2017	2016
Assets
Cash	$980	$1,084	$992
Interest-earning deposits with other institutions	473	145	101
Cash and cash equivalents	1,453	1,229	1,093
Investment securities available-for-sale	2,451	1,432	1,391
Accrued interest receivable and other assets	1,208	1,177	1,062
Investment in subsidiary	128,904	69,152	69,467
Total Assets	$134,016	$72,990	$73,013
Liabilities and Stockholders’ Equity
Accrued interest payable and other liabilities	$44	$—	$1
Stockholders’ equity	133,972	72,990	73,012
Total Liabilities and Stockholders’ Equity	$134,016	$72,990	$73,013

Statement of Operations (Dollars in thousands)	For the year ended December 31, 2017	For the three months ended December 31, 2016	For the year ended September 30, 2016
Income
Dividends from subsidiary	$2,000	$—	$5,000
Interest income	60	11	42
(Loss) gain on sale of investments	(56)	33	34
Other income	1	—	—
Total Income	2,005	44	5,076
Operating expenses	499	141	583
Total Expense	499	141	583
Income before taxes	1,506	(97)	4,493
Credit for income taxes	(304)	(30)	(170)
Income (loss) before equity in undistributed net income of subsidiaries	1,810	(67)	4,663
Equity in undistributed income of Standard Bank PaSB	2,515	626	(1,629)
	$4,325	$559	$3,034

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2017 and September 30, 2016 and
the Three Months Ended December 31, 2016

Note 16 — Parent Only Financial Information – (continued)

Statement of Cash Flows (Dollars in thousands)	For the year ended December 31, 2017	For the three months ended December 31, 2016	For the year ended September 30, 2016
Net income	$4,325	$559	$3,034
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Net loss (gain) on sale of investment securities AFS	56	(33)	(34)
Net change in other assets and liabilities	(103)	(131)	(293)
Equity in undistributed income of subsidiaries	(2,515)	(626)	1,629
Net cash provided by (used for) operating activities	1,763	(231)	4,336
Investing Activities:
Proceeds from sale of investment securities AFS	601	154	417
Purchases of investment securities AFS	(318)	(119)	(360)
Cash and cash equialents acquired	408	—	—
Capital contribution to subsidiaries	(57,672)	—	—
Net cash (used for) provided by investing activities	(56,981)	35	57
Financing activities:
Proceeds from exercise of stock options	311	396	—
Proceeds from stock issuance related to merger	57,672	—	—
Stock compensation expense	529	112	512
ESOP expense	403	86	357
Stock repurchases	(161)	—	(4,111)
Dividends paid	(3,312)	(262)	(1,016)
Net cash provided by (used for) financing activities	55,442	332	(4,258)
Net change in cash and cash equivalents	224	136	135
Cash and cash equivalents at the beginning of the year	1,229	1,093	958
Cash and cash equivalents at the end of the year	$1,453	$1,229	$1,093

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2017 and September 30, 2016 and
the Three Months Ended December 31, 2016

Note 17 — Accumulated Other Comprehensive Income
The following tables present the significant amounts reclassified out of accumulated other comprehensive income and the changes in accumulated other comprehensive income by component for the years ended December 31, 2017 and 2016 and the three months ended December 31, 2016.
	Unrealized Gains on Available for Sale Securities	Unrecognized Pension Costs	Total
Balance as of September 30, 2015	$760	$(583)	$177
Other comprehensive gain (loss) before reclassification	198	(201)	(3)
Amount reclassified from accumulated other comprehensive gain (loss)	(77)	39	(38)
Total other comprehensive income (loss)	121	(162)	(41)
Balance as of September 30, 2016	$881	$(745)	$136
Other comprehensive loss before reclassification	(891)	—	(891)
Amount reclassified from accumulated other comprehensive loss	(22)	—	(22)
Total other comprehensive loss	(913)	—	(913)
Balance as of December 31, 2016	$(32)	$(745)	$(777)
Other comprehensive income before reclassification	519	373	892
Amount reclassified from accumulated other comprehensive income	212	111	323
Total other comprehensive income	731	484	1,215
Reclassification of certain income tax effects from accumulated other comprehensive income	141	(51)	90
Balance as of December 31, 2017	$840	$(312)	$528

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2017 and September 30, 2016 and
the Three Months Ended December 31, 2016

Note 17 — Accumulated Other Comprehensive Income – (continued)

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line on the Consolidated Statements of Income
December 31, 2017:
Unrealized losses on available for sale securities	$323	Net securities loss
	(111)	Income tax expense (benefit)
	212	Net of tax
Amortization of defined benefit items: Actuarial gains	96	Compensation and employee benefits
Settlement obligation	72	Compensation and employee benefits
	(57)	Income tax expense (benefit)
	111	Net of tax
Total reclassification for the period	$323	Net income
December 31, 2016:
Unrealized gains on available for sale securities	$(33)	Net securities gains
	11	Income tax expense (benefit)
Total reclassification for the period	$(22)	Net of tax
September 30, 2016:
Unrealized gains on available for sale securities	$(117)	Net securities gains
	40	Income tax expense (benefit)
	(77)	Net of tax
Amortization of defined benefit items: Actuarial gains	59	Compensation and employee benefits
	(20)	Income tax expense (benefit)
	39	Net of tax
Total reclassification for the period	$(38)	Net income

Note 18 — Merger with Allegheny Valley Bancorp, Inc.
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

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2017 and September 30, 2016 and
the Three Months Ended December 31, 2016

Note 18 — Merger with Allegheny Valley Bancorp, Inc. – (continued)

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

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2017 and September 30, 2016 and
the Three Months Ended December 31, 2016

Note 18 — Merger with Allegheny Valley Bancorp, Inc. – (continued)

The following table summarizes the merger with Allegheny Valley as of April 7, 2017 (dollars in thousands, except per share data):
Purchase Price Consideration in Common Stock
AVLY common shares settled for stock	1,040,924
Exchange Ratio	2.083
Standard AVB Financial Corp. shares issued	2,168,097
Value assigned to Standard AVB Financial common share	$26.60
Purchase price per share	$55.41
Purchase price assigned AVLY common shares exchanged for Standard AVB Financial Corp.		$57,672
Net Assets Acquired:
AVLY shareholders’ equity	48,398
AVLY Goodwill	(8,144)
Total tangible equity	40,254
Adjustments to reflect assets acquired at fair value:
Loans
Interest rate	(861)
General Credit	(3,851)
Specific Credit-non amortizing	(2,467)
Elimination of existing loan ALLL	3,886
Certificates of Deposit Yield Premium	(902)
Core Deposit Intangible	4,116
Fixed assets	384
Deferred Tax Asset	(103)
		40,456
Goodwill resulting from the merger		$17,216

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2017 and September 30, 2016 and
the Three Months Ended December 31, 2016

Note 18 — Merger with Allegheny Valley Bancorp, Inc. – (continued)

The following condensed statement reflects the values assigned to Allegheny Valley net assets as of the acquisition date (dollars in thousands):
Total Purchase Price		$57,672
Net Assets Acquired:
Cash	9,611
Securities available for sale	95,919
Loan	311,736
Premises	4,434
Accrued Interest receivable	1,144
Bank-owned life insurance	6,486
Deferred tax assets	—
Core deposit intangible	4,116
Other assets	7,481
Time deposits	(70,422)
Deposits other than time deposits	(263,522)
Borrowings	(64,624)
Accrued interest payable and other liabilities	(1,903)
		40,456
Goodwill resulting from the AVLY merger		$17,216
The Company recorded goodwill and other intangibles associated with the merger totaling $21,332,000. Goodwill is not amortized, but is periodically evaluated for impairment. The Company did not recognize any impairment during the year ended December 31, 2017. The carrying amount of goodwill at December 31, 2017 related to the Allegheny Valley merger was $17,067,000, of which none is deductible for tax purposes.
Identifiable intangibles are amortized to their estimated residual values over the expected useful lives of such assets. The gross carrying amount of the core deposit intangible at December 31, 2017 was $3,344,000 with $772,000 of accumulated amortization as of that date.
As of December 31, 2017, the estimated future amortization expense for the core deposit intangible is (dollars in thousands):
2018	836
2019	628
2020	472
2021	352
2022	325
2023	325
2024	325
2025	81
$3,344

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2017 and September 30, 2016 and
the Three Months Ended December 31, 2016

Note 18 — Merger with Allegheny Valley Bancorp, Inc. – (continued)

Results of operations for Allegheny Valley prior to the acquisition date are not included in the Consolidated Statement of Income for the year ended December 31, 2017. Financial information regarding the former Allegheny Valley operations that are included in the Consolidated Statement of Income for the year ended December 31, 2017 is impracticable to provide. Providing this information would have required assumptions and significant estimates of amounts that could not be independently substantiated due to the data integration that occurred during the data processing system conversion.
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
	Proformas
	For the year ended December 31, 2017	For the three months ended December 31, 2016	For the year ended September 30, 2016
Net interest income	$29,504	$7,093	$28,295
Noninterest income	4,913	1,300	5,359
Net income	3,986	1,135	6,725
Pro forma earnings per share:
Basic	$1.04	$0.24	$1.45
Diluted	$1.01	$0.24	$1.42

ITEM 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A.   Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2017, an evaluation was performed under the supervision and with the participation of the Company’s management, including the President, the Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based on that evaluation, the Company’s management, including the President, the Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017.
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
Management’s Report on Internal Control over Financial Reporting
This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2017, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15-d15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
ITEM 9B.   Other Information
Not applicable.

PART III
ITEM 10.   Directors, Executive Officers and Corporate Governance
Information concerning directors and executive officers of Standard AVB Financial Corp. is incorporated herein by reference from our definitive Proxy Statement (the “Proxy Statement”), specifically the section captioned “Proposal 1 — Election of Directors.”
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

PART IV
ITEM 15.   Exhibits and Financial Statement Schedules
3.1	Articles of Incorporation of Standard AVB Financial Corp.*
3.2	Bylaws of Standard AVB Financial Corp.*
4	Form of Common Stock Certificate of Standard AVB Financial Corp.
10.1	Employment Agreement by and between Timothy K. Zimmerman, Standard AVB Financial Corp. and Standard Bank, PaSB, effective January 25, 2018**
10.2	Employment Agreement by and between Andrew W. Hasley, Standard AVB Financial Corp. and Standard Bank, PaSB, effective January 25, 2018**
10.3	Employment Agreement by and between Susan A. Parente, Standard AVB Financial Corp. and Standard Bank, PaSB, effective January 25, 2018**
10.4	Non-Compete Agreement between Standard Bank, PaSB and David C. Mathews*
10.5	2012 Equity Incentive Plan*
21	Subsidiaries of Registrant
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema Document***
101.CAL	XBRL Taxonomy Calculation Linkbase Document***
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document***
101 LAB	XBRL Taxonomy Label Linkbase Document***
101.PRE	XBRL Taxonomy Presentation Linkbase Document***

*
Incorporated by reference to the Registration Statement on Form S-4 of Standard AVB Financial Corp. (File No. 333-215069), originally filed with the Securities and Exchange Commission on December 13, 2016, as amended.

**
Incorporated by reference to the Form 8-K of Standard AVB Financial Corp. (File No. 001-34893) filed with the Securities and Exchange Commission on January 26, 2018.

***
We have attached these documents formatted in XBRL (Extensible Business Reporting Language) as Exhibit 101 to this report.

ITEM 16.   Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
STANDARD AVB FINANCIAL CORP.
By:
/s/ Timothy K. Zimmerman

Timothy K. Zimmerman
Chief Executive Officer and Director
(Duly Authorized Representative)
Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signatures	Title	Date
/s/ Timothy K. Zimmerman Timothy K. Zimmerman	Chief Executive Officer and Director (Principal Executive Officer)	April 2, 2018
/s/ Andrew W. Hasley Andrew W. Hasley	President and Director (Principal Executive Officer)	April 2, 2018
/s/ Susan A. Parente Susan A. Parente	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 2, 2018
/s/ Terence L. Graft Terence L. Graft	Chairman of the Board	April 2, 2018
/s/ Gregory J. Saxton Gregory J. Saxton	Vice Chairman of the Board	April 2, 2018
/s/ Horace G. Cofer Horace G. Cofer	Director	April 2, 2018
/s/ William T. Ferri William T. Ferri	Director	April 2, 2018
/s/ Paul A. Iurlano Paul A. Iurlano	Director	April 2, 2018
/s/ John M. Lally John M. Lally	Director	April 2, 2018
/s/ David C. Mathews David C. Mathews	Director	April 2, 2018
/s/ Ronald J. Mock Ronald J. Mock	Director	April 2, 2018
/s/ Thomas J. Rennie Thomas J. Rennie	Director	April 2, 2018
/s/ Robert C. Thomasmeyer Robert C. Thomasmeyer	Director	April 2, 2018
/s/ Dale A. Walker Dale A. Walker	Director	April 2, 2018