Form 10-Q
period 2018-03-31
Standard AVB Financial Corp.
filed 2018-05-10
CIK 1492915

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES     ☐     NO ☒

4,796,643 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of May 8, 2018.

Standard AVB Financial Corp.

EXPLANATORY NOTE

On August 29, 2016, Standard Financial Corp. and Allegheny Valley Bancorp, Inc. (“Allegheny Valley”) entered into an Agreement and Plan of Merger, which contemplated that Allegheny Valley would merge with and into Standard Financial Corp., with Standard Financial Corp. as the surviving entity to be known as “Standard AVB Financial Corp.” (the “Company”). On April 7, 2017, Allegheny Valley merged with and into Standard Financial Corp. Accordingly, the Company is now referred to as “Standard AVB Financial Corp.” This Quarterly Report on Form 10-Q addresses the financial condition and operations of Standard AVB Financial Corp. at and for the three months ended March 31, 2018. The comparative period ended March 31, 2017 does not include the acquisition of Allegheny Valley, as it did not become effective until the close of business April 7, 2017.

The unaudited consolidated financial statements and other financial information contained in this quarterly report on Form 10-Q should be read in conjunction with the audited financial statements of Standard AVB Financial Corp. at and for the year ended December 31, 2017 contained in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission on April 2, 2018.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Standard AVB Financial Corp.

Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)

	March 31,
	2018	December 31,
	(Unaudited)	2017
ASSETS
Cash on hand and due from banks	$3,453	$3,523
Interest-earning deposits in other institutions	10,777	12,742
Cash and Cash Equivalents	14,230	16,265

Investment securities available for sale, at fair value	62,683	65,559
Equity securities, at fair value	4,468	-
Mortgage-backed securities available for sale, at fair value	80,059	67,630
Certificate of deposit	499	749
Federal Home Loan Bank stock, at cost	9,420	9,468
Loans receivable, net of allowance for loan losses of $4,185 and $4,127	742,861	747,035
Foreclosed real estate	354	419
Office properties and equipment, net	8,092	8,191
Bank-owned life insurance	22,171	22,040
Goodwill	25,836	25,836
Core deposit intangible	3,087	3,344
Accrued interest receivable and other assets	5,713	6,064

TOTAL ASSETS	$979,473	$972,600

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Demand, savings and club accounts	$480,524	$482,902
Certificate accounts	211,563	211,944

Total Deposits	692,087	694,846

Federal Home Loan Bank short-term borrowings	22,883	27,021
Federal Home Loan Bank advances	121,296	107,652
Securities sold under agreements to repurchase	4,559	4,240
Advance deposits by borrowers for taxes and insurance	714	782
Accrued interest payable and other liabilities	4,624	4,087

TOTAL LIABILITIES	846,163	838,628

Stockholders' Equity
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value per share, 40,000,000 shares authorized, 4,796,643 and 4,790,687 shares outstanding, respectively	48	48
Additional paid-in-capital	75,203	75,063
Retained earnings	61,689	60,172
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,801)	(1,839)
Accumulated other comprehensive income (loss)	(1,829)	528

TOTAL STOCKHOLDERS' EQUITY	133,310	133,972

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$979,473	$972,600

See accompanying notes to the consolidated financial statements.

Standard AVB Financial Corp.

Consolidated Statements of Income

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended
	3/31/2018	3/31/2017
Interest and Dividend Income
Loans, including fees	$7,916	$3,766
Mortgage-backed securities	457	74
Investments:
Taxable	100	71
Tax-exempt	355	196
Federal Home Loan Bank stock	160	38
Interest-earning deposits and federal funds sold	50	9
Total Interest and Dividend Income	9,038	4,154

Interest Expense
Deposits	974	666
Federal Home Loan Bank short-term borrowings	158	-
Federal Home Loan Bank advances	497	193
Securities sold under agreements to repurchase	2	1
Total Interest Expense	1,631	860

Net Interest Income	7,407	3,294

Provision for Loan Losses	-	-

Net Interest Income after Provision for Loan Losses	7,407	3,294

Noninterest Income
Service charges	710	374
Earnings on bank-owned life insurance	158	121
Net losses on sales of securities	-	(65)
Net gains on sales of equities	40	-
Net equity securities fair value adjustment gains	50	-
Net loan sale gains	4	4
Investment management fees	132	72
Other income	15	11
Total Noninterest Income	1,109	517

Noninterest Expenses
Compensation and employee benefits	3,457	1,745
Data processing	154	119
Premises and occupancy costs	685	337
Automatic teller machine expense	129	90
Federal deposit insurance	81	39
Core deposit amortization	257	-
Merger related expenses	-	252
Other operating expenses	1,017	394
Total Noninterest Expenses	5,780	2,976

Income before Income Tax Expense	2,736	835

Income Tax Expense
Federal	476	224
State	100	48
Total Income Tax Expense	576	272

Net Income	$2,160	$563
Earnings Per Share:
Basic earnings per common share	$0.47	$0.23
Diluted earnings per common share	$0.46	$0.23

Cash dividends paid per common share	$0.22	$0.11
Basic weighted average shares outstanding	4,622,384	2,415,829
Diluted weighted average shares outstanding	4,738,280	2,499,495

See accompanying notes to the consolidated financial statements.

Standard AVB Financial Corp.

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017

Net Income	$2,160	$563

Other comprehensive income (loss):
Change in unrealized gain (loss) on securities available for sale	(2,460)	279
Tax effect	517	(95)
Reclassification adjustment for security losses realized in income	-	65
Tax effect	-	(22)
Change in pension obligation for defined benefit plan	3	190
Tax effect	(1)	(65)
Total other comprehensive income (loss)	(1,941)	352

Total Comprehensive Income	$219	$915

See accompanying notes to the consolidated financial statements.

Standard AVB Financial Corp.

Consolidated Statement of Changes in Stockholders' Equity

(Dollars in thousands, except per share data)

(Unaudited)

					Accumulated
		Additional		Unearned	Other	Total
	Common	Paid-In	Retained	ESOP	Comprehensive	Stockholders'
	Stock	Capital	Earnings	Shares	Income (Loss)	Equity
Balance, December 31, 2017	$48	$75,063	$60,172	$(1,839)	$528	$133,972
Net income	-	-	2,160	-	-	2,160
Other comprehensive loss	-	-	-	-	(1,941)	(1,941)
Change in accounting principle for adoption of ASU 2016-01	-	-	416	-	(416)	-
Stock repurchases (2,845 shares)	-	(86)	-	-	-	(86)
Cash dividends ($0.22 per share)	-	-	(1,059)	-	-	(1,059)
Stock options exercised (8,801 shares)	-	155	-	-	-	155
Compensation expense on ESOP	-	71	-	38	-	109
Balance, March 31, 2018	$48	$75,203	$61,689	$(1,801)	$(1,829)	$133,310

See accompanying notes to the consolidated financial statements.

Standard AVB Financial Corp.

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash Flows From Operating Activities
Net income	$2,160	$563
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	305	198
Provision for loan losses	-	-
Amortization of core deposit intangible	257	-
Net loss on securities available for sale	-	65
Net gain on equity securities	(40)	-
Origination of loans held for sale	(1,116)	(184)
Proceeds from sale of loans held for sale	1,120	188
Net loan sale gains	(4)	(4)
Compensation expense on ESOP	109	95
Compensation expense on stock awards	-	110
Deferred income taxes	635	(344)
Increase in accrued interest receivable	(70)	(10)
Earnings on bank-owned life insurance	(158)	(121)
Decrease in accrued interest payable	(47)	(10)
Other, net	867	760
Net Cash Provided by Operating Activities	4,018	1,306
Cash Flows Used In Investing Activities
Net decrease (increase) in loans	4,239	(6,395)
Purchases of investment and equity securities	(2,943)	(71)
Purchases of mortgage-backed securities	(16,147)	-
Proceeds from maturities of certificates of deposits	250	-
Proceeds from maturities/principal repayments/calls of investment securities	30	1,955
Proceeds from maturities/principal repayments/calls of mortgage-backed securities	2,377	1,084
Proceeds from sales of investment securities	-	238
Proceeds from sales of equity securities	178	-
Purchase of Federal Home Loan Bank stock	(2,207)	(156)
Redemption of Federal Home Loan Bank stock	2,255	330
Proceeds from sales of foreclosed real estate	-	95
Net purchases of office properties and equipment	(93)	(53)
Net Cash Used in Investing Activities	(12,061)	(2,973)
Cash Flows From Financing Activities
Net (decrease) increase in demand, savings and club accounts	(2,378)	2,730
Net (decrease) increase in certificate accounts	(381)	4,708
Net increase in securities sold under agreements to repurchase	319	183
Repayments of Federal Home Loan Bank short term borrowings	(84,500)	-
Proceeds from Federal Home Loan Bank short term borrowing	80,362	-
Repayments of Federal Home Loan Bank advances	(6,356)	(3,567)
Proceeds from Federal Home Loan Bank advances	20,000	-
Net (decrease) increase in advance deposits by borrowers for taxes and insurance	(68)	15
Exercise of stock options	155	100
Dividends paid	(1,059)	(266)
Stock repurchases	(86)	-
Net Cash Provided by Financing Activities	6,008	3,903
Net (Decrease) Increase in Cash and Cash Equivalents	(2,035)	2,236
Cash and Cash Equivalents - Beginning	16,265	10,520
Cash and Cash Equivalents - Ending	$14,230	$12,756
Supplementary Cash Flows Information:
Interest paid	$1,678	$849
Income taxes paid	$36	$53

See accompanying notes to the consolidated financial statements.

(1)	Consolidation

The accompanying consolidated financial statements include the accounts of Standard AVB Financial Corp. (the “Company”) and its direct and indirect wholly owned subsidiaries, Standard Bank, PaSB (the “Bank”), and Westmoreland Investment Company. The quarter ended March 31, 2018 reflects the impact of the acquisition of Allegheny Valley Bancorp, Inc. which was effective April 7, 2017. All significant intercompany accounts and transactions have been eliminated in consolidation. Standard AVB Financial Corp. owns all of the outstanding shares of common stock of the Bank.

(2)	Basis of Presentation

The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles in the United States. All adjustments (consisting of normal recurring adjustments), which, in the opinion of management are necessary for a fair presentation of the financial statements and to make the financial statements not misleading have been included. The unaudited consolidated financial statements and other financial information contained in this quarterly report on Form 10-Q should be read in conjunction with the audited financial statements of Standard AVB Financial Corp. at and for the year ended December 31, 2017 contained in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission on April 2, 2018. The results for the three month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018 or any future interim period. Certain amounts in the 2017 financial statements have been reclassified to conform to the 2018 presentation format. These reclassifications had no effect on stockholders’ equity or net income.

(3)	Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The following table sets forth the computation of basic and diluted EPS for the three months ended March 31, 2018 and 2017 (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2018	2017
Net income available to common stockholders	$2,160	$563

Basic EPS:
Weighted average shares outstanding	4,622,384	2,415,829
Basic EPS	$0.47	$0.23

Diluted EPS:
Weighted average shares outstanding	4,622,384	2,415,829
Diluted effect of common stock equivalents	115,896	83,666
Total diluted weighted average shares outstanding	4,738,280	2,499,495
Diluted EPS	$0.46	$0.23

(4)	Recent Accounting Pronouncements

Accounting Standards Adopted in 2018

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In addition, this Update specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. Subsequent to the issuance of ASU 2014-09, the FASB issued targeted updates to clarify specific implementation issues including ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU No. 2016-10, Identifying Performance Obligations and Licensing, ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients, and ASU No. 2016-20 Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. Since the guidance does not apply to revenue associated with financial instruments, including loan receivables and investment securities, the new guidance did not have a material impact on revenue most closely associated with financial instruments, including interest income and expense. The Company completed its overall assessment of revenue streams and review of related contracts potentially affected by the ASU, including service charges on deposit accounts, income from debit and credit cards, other fee income and investment management fees. Based on this assessment, the Company concluded that ASU 2014-09 did not materially change the method in which the Company currently recognizes revenue for these revenue streams. The Company also completed its evaluation of certain costs related to these revenue streams to determine whether such costs should be presented as expenses or contra-revenue (i.e., gross vs. net). Based on its evaluation, the Company did not make any changes to the classifications of such costs. The Company adopted ASU 2014-09 and its related amendments on its required effective date of January 1, 2018 utilizing the modified retrospective approach. Since there was no net income impact upon adoption of the new guidance, a cumulative effect adjustment to opening retained earnings was not deemed necessary. See Note 15 Revenue Recognition for more information.

(4)	Recent Accounting Pronouncements (Continued)

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This Update applies to all entities that hold financial assets or owe financial liabilities and is intended to provide more useful information on the recognition, measurement, presentation, and disclosure of financial instruments. Among other things, this Update (a) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (b) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (c) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (d) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (e) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (f) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (g) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The Company adopted the standard on January 1, 2018 which resulted in a one-time cumulative effect adjustment of $416,000 between retained earnings and accumulated other comprehensive loss on the Consolidated Statement of Financial Condition in accordance with (a) above. Additionally, in accordance with (e) above, the Company measured the fair value of its loan portfolio as of March 31, 2018 using an exit price notion (See Note 13 Fair Value of Assets and Liabilities).

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing diversity in practice. Among these include recognizing cash payments for debt prepayment or debt extinguishment as cash outflows for financing activities; cash proceeds received from the settlement of insurance claims should be classified on the basis of the related insurance coverage; and cash proceeds received from the settlement of bank-owned life insurance policies should be classified as cash inflows from investing activities while the cash payments for premiums on bank-owned policies may be classified as cash outflows for investing activities, operating activities, or a combination of investing and operating activities. The amendments in this Update were effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The amendments in this Update should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The adoption of the standard by the Company, on January 1, 2018, did not have a material impact on the Company’s Consolidated Financial Statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business, which provides a more robust framework to use in determining when a set of assets and activities (collectively referred to as a “set”) is a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. This standard was effective for the Company beginning on January 1, 2018 and had no impact on the Company’s financial statements.

In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715). The amendments in this Update require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost as defined in paragraphs 715-30-35-4 and 715-60-35-9 are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The amendments in this Update were effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods.

(4)	Recent Accounting Pronouncements (Continued)

The amendments in this Update should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. The adoption of the standard by the Company, on January 1, 2018, did not have a material impact on the Company’s Consolidated Financial Statements.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718), which affects any entity that changes the terms or conditions of a share-based payment award. This Update amends the definition of modification by qualifying that modification accounting does not apply to changes to outstanding share-based payment awards that do not affect the total fair value, vesting requirements, or equity/liability classification of the awards. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied prospectively to an award modified on or after the adoption date. The adoption of the standard by the Company, on January 1, 2018, did not have a material impact on the Company’s Consolidated Financial Statements.

In February 2018, the FASB finalized ASU 2018-02, Income Statement –Reporting Comprehensive Income (Topic 220), to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. The Company elected to early-adopt this accounting standard, which provided a benefit to the financial statements by more accurately aligning the impacts of the items carried in accumulated other comprehensive income with the associate tax effect. The adoption was applied on a modified retrospective approach and resulted in a one-time cumulative effect adjustment of $90,000 between retained earnings and accumulated other comprehensive income on the Consolidated Statement of Financial Condition as of December 31, 2017.

In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10), to clarify certain aspects of the guidance issued in ASU 2016-01. (1) An entity measuring an equity security using the measurement alternative may change its measurement approach to a fair value method in accordance with Topic 820, Fair Value Measurement, through an irrevocable election that would apply to that security and all identical or similar investments of the same issuer. Once an entity makes this election, the entity should measure all future purchases of identical or similar investments of the same issuer using a fair value method in accordance with Topic 820. (2) Adjustments made under the measurement alternative are intended to reflect the fair value of the security as of the date that the observable transaction for a similar security took place. (3) Remeasuring the entire value of forward contracts and purchased options is required when observable transactions occur on the underlying equity securities. (4) When the fair value option is elected for a financial liability, the guidance in paragraph 825-10- 45-5 should be applied, regardless of whether the fair value option was elected under either Subtopic 815-15, Derivatives and Hedging—Embedded Derivatives, or 825-10, Financial Instruments—Overall. (5) Financial liabilities for which the fair value option is elected, the amount of change in fair value that relates to the instrument specific credit risk should first be measured in the currency of denomination when presented separately from the total change in fair value of the financial liability. Then, both components of the change in the fair value of the liability should be remeasured into the functional currency of the reporting entity using end-of-period spot rates. (6) The prospective transition approach for equity securities without a readily determinable fair value in the amendments in Update 2016-01 is meant only for instances in which the measurement alternative is applied. An insurance entity subject to the guidance in Topic 944, Financial Services— Insurance, should apply a prospective transition method when applying the amendments related to equity securities without readily determinable fair values. An insurance entity should apply the selected prospective transition method consistently to the entity’s entire population of equity securities for which the measurement alternative is elected. The Company adopted this standard in conjunction with the adoption of Update 2016-01 and it did not have a material impact on the Company’s Consolidated Financial Statements.

ASU 2018-04, Investments – Debt Securities (Topic 320) and Regulated Operations (Topic 980) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 117 and SEC Release No. 33-9273, ASU 2018-04 supersedes various SEC paragraphs and adds an SEC paragraph pursuant to the issuance of Staff Accounting Bulletin No. 117.

ASU 2018-05, Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 118, ASU 2018-05 amends the Accounting Standards Codification to incorporate various SEC paragraphs pursuant to the issuance of SAB 118. SAB 118 addresses the application of generally accepted accounting principles in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act.

(4)	Recent Accounting Pronouncements (Continued)

Accounting Standards Pending Adoption

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements. The Bank has formed a cross-functional current expected credit losses (“CECL”) team and is working on a CECL project plan.

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

(5)	Investment Securities

Investment securities available for sale at March 31, 2018 and December 31, 2017 are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2018:
U.S. government and agency obligations due:
Beyond 1 year but within 5 years	$7,407	$-	$(99)	$7,308
Beyond 5 year but within 10 years	935	-	(20)	915
Corporate bonds due:
Beyond 1 year but within 5 years	2,273	12	(27)	2,258
Municipal obligations due:
Beyond 1 year but within 5 years	9,264	375	(14)	9,625
Beyond 5 years but within 10 years	25,238	59	(290)	25,007
Beyond 10 years	18,010	9	(449)	17,570

	$63,127	$455	$(899)	$62,683

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2017:
U.S. government and agency obligations due:
Beyond 1 year but within 5 years	$7,400	$4	$(8)	$7,396
Beyond 5 year but within 10 years	934	10	-	944
Corporate bonds due:
Beyond 1 year but within 5 years	2,276	14	(18)	2,272
Municipal obligations due:
Beyond 1 year but within 5 years	8,702	441	-	9,143
Beyond 5 years but within 10 years	25,803	339	(21)	26,121
Beyond 10 years	15,483	129	(99)	15,513

	$60,598	$937	$(146)	$61,389

There were no sales of investment securities for the three months ended March 31, 2018 and 2017, respectively.

Investment securities with a carrying value of $17.2 million and $16.4 million were pledged to secure repurchase agreements and public funds accounts at March 31, 2018 and December 31, 2017, respectively.

(5)	Investment Securities (Continued)

The following table shows the fair value and gross unrealized losses on investment securities and the length of time that the securities have been in a continuous unrealized loss position at March 31, 2018 and December 31, 2017 (dollars in thousands):

March 31, 2018:	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. government and agency obligations	$8,223	$(119)	$-	$-	$8,223	$(119)
Corporate bonds	745	(7)	995	(20)	1,740	(27)
Municipal obligations	29,795	(443)	4,277	(310)	34,072	(753)

Total	$38,763	$(569)	$5,272	$(330)	$44,035	$(899)

December 31, 2017:	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. government and agency obligations	$5,924	$(8)	$-	$-	$5,924	$(8)
Corporate bonds	751	(3)	1,001	(15)	1,752	(18)
Municipal obligations	4,911	(19)	4,491	(101)	9,402	(120)

Total	$11,586	$(30)	$5,492	$(116)	$17,078	$(146)

At March 31, 2018, the Company held 71 investment securities in an unrealized loss position. The decline in the fair value of these securities resulted primarily from interest rate fluctuations. The Company does not intend to sell these securities nor is it more likely than not that the Company would be required to sell these securities before their anticipated recovery, and the Company believes the collection of the investment and related interest is probable. Based on the above, the Company considers all of the unrealized losses to be temporary impairment losses.

(6)	Equity Securities

The following table presents the net gains and losses on equity investments recognized in earnings during the quarter ended March 31, 2018, and the portion of unrealized gains and losses for the period that relates to equity investments held at March 31, 2018:

Net gains recognized in equity securities during the period	$50
Less: Net gains realized on the sale of equity securities during the period	40
Unrealized gains recognized in equity securities held at reporting date	$10

For the three months ended March 31, 2018, gains on sales of equity securities were $40,000 and proceeds from such sales were $178,000.

At March 31, 2018, the Company held 19 equity securities in an unrealized loss position. The decline in the fair value of these securities resulted primarily from interest rate fluctuations. The Company does not intend to sell these securities nor is it more likely than not that the Company would be required to sell these securities before their anticipated recovery, and the Company believes the collection of the investment and related interest is probable. Based on the above, the Company considers all of the unrealized losses to be temporary impairment losses.

(7)	Mortgage-Backed Securities

Mortgage-backed securities available for sale at March 31, 2018 and December 31, 2017 are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2018:
Government pass-throughs:
Ginnie Mae	$18,710	$2	$(381)	$18,331
Fannie Mae	15,546	13	(370)	15,189
Freddie Mac	14,068	-	(321)	13,747
Private pass-throughs	23,714	11	(124)	23,601
Collateralized mortgage obligations	9,500	-	(309)	9,191

	$81,538	$26	$(1,505)	$80,059

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2017:
Government pass-throughs:
Ginnie Mae	$17,416	$6	$(131)	$17,291
Fannie Mae	16,078	75	(8)	16,145
Freddie Mac	12,510	41	(14)	12,537
Private pass-throughs	14,603	8	(113)	14,498
Collateralized mortgage obligations	7,277	-	(118)	7,159

	$67,884	$130	$(384)	$67,630

Private pass-throughs include Small Business Administration (SBA) Securities that are each an aggregation of SBA guaranteed portions of loans made by SBA lenders under Section 7(a) of the Small Business Act. The guaranty is backed by the full faith and credit of the United States.

There were no sales of mortgage-backed securities for the three months ended March 31, 2018 and 2017, respectively.

The amortized cost and fair value of mortgage-backed securities at March 31, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to repay obligations with or without prepayment penalties (dollars in thousands):

	Amortized Cost	Fair Value
Due after five years through ten years	$7,330	$7,298
Due after ten years	74,208	72,761
Total Mortgage-Backed Securities	$81,538	$80,059

(7)	Mortgage-Backed Securities (Continued)

The following table shows the fair value and gross unrealized losses on mortgage-backed securities and the length of time that the securities have been in a continuous unrealized loss position at March 31, 2018 and December 31, 2017 (dollars in thousands):

March 31, 2018:	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Government pass-throughs:
Ginnie Mae	$15,680	$(308)	$2,350	$(73)	$18,030	$(381)
Fannie Mae	14,512	(370)	-	-	14,512	(370)
Freddie Mac	13,742	(321)	-	-	13,742	(321)
Private pass-throughs	17,871	(124)	-	-	17,871	(124)
Collateralized mortgage obligations	8,081	(241)	1,110	(68)	9,191	(309)

Total	$69,886	$(1,364)	$3,460	$(141)	$73,346	$(1,505)

December 31, 2017:	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Government pass-throughs:
Ginnie Mae	$12,231	$(87)	$2,591	$(44)	$14,822	$(131)
Fannie Mae	3,227	(8)	-	-	3,227	(8)
Freddie Mac	5,949	(14)	-	-	5,949	(14)
Private pass-throughs	12,559	(113)	-	-	12,559	(113)
Collateralized mortgage obligations	5,968	(79)	1,191	(39)	7,159	(118)

Total	$39,934	$(301)	$3,782	$(83)	$43,716	$(384)

At March 31, 2018, the Company held 62 mortgage-backed securities in an unrealized loss position. The decline in the fair value of these securities resulted primarily from interest rate fluctuations. The Company does not intend to sell these securities nor is it more likely than not that the Company would be required to sell these securities before their anticipated recovery, and the Company believes the collection of the investment and related interest is probable. Based on the above, the Company considers all of the unrealized loss to be temporary impairment loss.

Mortgage-backed securities with a carrying value of $24.1 million and $25.5 million were pledged to secure repurchase agreements and public fund accounts at March 31, 2018 and December 31, 2017, respectively.

(8)	Loans Receivable and Related Allowance for Loan Losses

The following table summarizes the primary segments of the loan portfolio, and the related allowance for loan losses, as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	Real Estate Loans
	One-to-four-		Home
	family	Commercial	Equity Loans
	Residential and	Real	and Lines	Commercial	Other
	Construction	Estate	of Credit	Business	Loans	Total
March 31, 2018:
Collectively evaluated for impairment	$259,449	$306,190	$128,294	$51,539	$1,279	$746,751
Individually evaluated for impairment	-	295	-	-	-	295
Total loans before allowance for loan losses	$259,449	$306,485	$128,294	$51,539	$1,279	$747,046

December 31, 2017:
Collectively evaluated for impairment	$261,715	$300,702	$130,915	$56,122	$1,413	$750,867
Individually evaluated for impairment	-	295	-	-	-	295
Total loans before allowance for loan losses	$261,715	$300,997	$130,915	$56,122	$1,413	$751,162

Total loans at March 31, 2018 were net of deferred loan fees of $267,000 and at December 31, 2017 were net of deferred loan fees of $276,000.

Included in total loans above are loans acquired from Allegheny Valley at the acquisition date, net of fair value adjustments of (dollars in thousands):

Real Estate Loans
	One-to-four-		Home
	family	Commercial	Equity Loans
	Residential and	Real	and Lines	Commercial	Other
	Construction	Estate	of Credit	Business	Loans	Total

April 7, 2017	$66,995	$160,626	$51,759	$26,841	$5,515	$311,736

As a result of the acquisition of Allegheny Valley, the Company added $2.5 million of loans that were accounted for in accordance with ASC 310-30.  Based on a review of the loans acquired by senior lending management, which included an analysis of credit deterioration of the loans since origination, the Company recorded a specific credit fair value adjustment of $2.5 million.  For loans that were acquired with specific evidence of deterioration in credit quality, loan losses will be accounted for through a reduction of the specific reserve and will not impact the allowance for loan losses. For loans acquired without a deterioration of credit quality, losses incurred will result in adjustments to the allowance for loan losses through the allowance for loan loss adequacy calculation.  As of March 31, 2018, the outstanding balance of ASC 310-30 loans acquired from Allegheny Valley was $0 and the carrying value was $0 as all loans with a specific mark were charged off against that mark during the June 2017 quarter, with no resulting impact on net income.

(8)	Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents the components of the purchase accounting adjustments related to the purchased credit-impaired loans acquired:

Contractually required principal and interest	$2,467
Non-accretable discount	(2,467)
Expected cash flows	-
Accretable discount	-
Estimated fair value	$-

There was no amortizable yield for purchased credit-impaired loans for the three month period ended March 31, 2018.

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

(8)	Loans Receivable and Related Allowance for Loan Losses (Continued)

Consistent with accounting and regulatory guidance, the Company recognizes a TDR when the Bank, for economic or legal reasons related to a borrower's financial difficulties, grants a concession to the borrower that would not normally be considered. Regardless of the form of concession granted, the Company's objective in offering a TDR is to increase the probability of repayment of the borrower's loan. To be considered a TDR, the borrower must be experiencing financial difficulties and the Company, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that would not otherwise be considered. The Company did not modify any loans as TDRs during the three month periods ended March 31, 2018 or 2017 nor did it have any TDRs within the preceding year where a concession had been made that then defaulted during the three month periods ending March 31, 2018 or 2017.

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary at March 31, 2018 and December 31, 2017 (dollars in thousands):

	Impaired Loans With Allowance		Impaired Loans Without Allowance	Total Impaired Loans
	Recorded	Related	Recorded	Recorded	Unpaid Principal
	Investment	Allowance	Investment	Investment	Balance
March 31, 2018:
Commercial real estate	$-	$-	$295	$295	$295
Total impaired loans	$-	$-	$295	$295	$295

December 31, 2017:
Commercial real estate	$-	$-	$295	$295	$295
Total impaired loans	$-	$-	$295	$295	$295

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated (dollars in thousands):

	For the Three Months Ended March 31,
	2018	2017
Average investment in impaired loans:
Commercial real estate	$295	$445
	$295	$445

Interest income recognized on impaired loans	$-	$-

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

(8)	Loans Receivable and Related Allowance for Loan Losses (Continued)

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass rating and the criticized ratings of Special Mention, Substandard and Doubtful within the Company’s internal risk rating system as of March 31, 2018 and December 31, 2017 (dollars in thousands):

		Special
	Pass	Mention	Substandard	Doubtful	Total
March 31, 2018:
Real estate loans:
One-to-four-family residential and construction	$257,291	$140	$2,018	$-	$259,449
Commercial real estate	300,703	4,949	833	-	306,485
Home equity loans and lines of credit	127,994	66	234	-	128,294
Commercial business loans	51,297	237	5	-	51,539
Other loans	1,276	-	3	-	1,279
Total	$738,561	$5,392	$3,093	$-	$747,046

December 31, 2017:
Real estate loans:
One-to-four-family residential and construction	$259,463	$211	$2,041	$-	$261,715
Commercial real estate	295,164	5,077	756	-	300,997
Home equity loans and lines of credit	130,763	-	152	-	130,915
Commercial business loans	55,878	239	5	-	56,122
Other loans	1,411	-	2	-	1,413
Total	$742,679	$5,527	$2,956	$-	$751,162

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due based on the loans’ contractual due dates. Management considers nonperforming loans to be those loans that are past due 90 days or more and are still accruing as well as all other nonaccrual loans. At March 31, there were 11 loans on non-accrual status that were less than 90 days past due. The following table presents the segments of the loan portfolio summarized by the past due status of the loans still accruing and nonaccrual loans as of March 31, 2018 and December 31, 2017 (dollars in thousands):

(8) Loans Receivable and Related Allowance for Loan Losses (Continued)

		30-59 Days	60-89 Days	Non-Accrual	90 Days Past	Total
	Current	Past Due	Past Due	(90 Days+)	Due & Accruing	Loans
March 31, 2018:
Real estate loans:
One-to-four-family residential and construction	$256,630	$851	$-	$1,968	$-	$259,449
Commercial real estate	305,335	420	-	730	-	306,485
Home equity loans and lines of credit	128,034	26	-	234	-	128,294
Commercial business loans	51,495	34	5	5	-	51,539
Other loans	1,221	21	2	3	32	1,279
Total	$742,715	$1,352	$7	$2,940	$32	$747,046

December 31, 2017:
Real estate loans:
One-to-four-family residential and construction	$258,202	$1,342	$272	$1,899	$-	$261,715
Commercial real estate	299,888	338	15	756	-	300,997
Home equity loans and lines of credit	130,383	122	166	244	-	130,915
Commercial business loans	56,034	83	-	5	-	56,122
Other loans	1,376	14	1	3	19	1,413
Total	$745,883	$1,899	$454	$2,907	$19	$751,162

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

Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the ALL. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the ALL. Management utilizes an internally developed spreadsheet to track and apply the various components of the allowance. The following tables summarize the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2018 and December 31, 2017. Activity in the allowance is presented for the three months ended March 31, 2018 and 2017 (dollars in thousands):

(8) Loans Receivable and Related Allowance for Loan Losses (Continued)

	Real Estate Loans
	One-to-four-		Home
	family	Commercial	Equity Loans
	Residential and	Real	and Lines	Commercial	Other
	Construction	Estate	of Credit	Business	Loans	Total
Three Months Ended:
Balance December 31, 2017	$1,384	$2,003	$400	$333	$7	$4,127
Charge-offs	-	-	-	(9)	(2)	(11)
Recoveries	69	-	-	-	-	69
Provision	(54)	119	(10)	(54)	(1)	-
Balance March 31, 2018	$1,399	$2,122	$390	$270	$4	$4,185

Balance at December 31, 2016	$1,280	$1,787	$547	$211	$12	$3,837
Charge-offs	(41)	-	-	(1)	(18)	(60)
Recoveries	-	-	-	-	-	-
Provision	60	(100)	(15)	45	10	-
Balance at March 31, 2017	$1,299	$1,687	$532	$255	$4	$3,777

	Real Estate Loans
	One-to-four-		Home
	family	Commercial	Equity Loans
	Residential and	Real	and Lines	Commercial	Other
Three Months Ended:	Construction	Estate	of Credit	Business	Loans	Total
Evaluated for Impairment:
Individually	$-	$-	$-	$-	$-	$-
Collectively	1,399	2,122	390	270	4	4,185
Balance at March 31, 2018	$1,399	$2,122	$390	$270	$4	$4,185

Evaluated for Impairment:
Individually	$-	$-	$-	$-	$-	$-
Collectively	1,384	2,003	400	333	7	4,127
Balance at December 31, 2017	$1,384	$2,003	$400	$333	$7	$4,127

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

(9) Foreclosed Assets Held For Sale

Foreclosed assets acquired in the settlement of loans are carried at fair value less estimated costs to sell and are included in other assets on the Consolidated Statement of Financial Condition. As of March 31, 2018 and December 31, 2017, a total of $354,000 and $419,000, respectively, of foreclosed assets were included in other assets. As of March 31, 2018, included within the foreclosed assets totaling $354,000 were two residential properties acquired upon foreclosure, prior to the period end. As of March 31, 2018, the Company had initiated formal foreclosure procedures on $704,000 of loans, consisting of $188,000 in one-to-four family residential loans, a $53,000 home equity loan and $463,000 in commercial real estate loans.

(10) Stock Based Compensation

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

On July 25, 2012, certain directors and officers of the Company were awarded an aggregate of 278,075 options to purchase shares of common stock and 111,300 restricted shares of common stock. The awards vested over five years at the rate of 20% per year and the stock options have a ten year contractual life from the date of grant. The Company recognized expense associated with the restricted share awards over the five year vesting period. Remaining shares available to be issued under the stock option and restricted stock plans were 69,742 and 27,826, respectively as of March 31, 2018.

(10) Stock Based Compensation (Continued)

As a result of the merger with Allegheny Valley on April 7, 2017, the Company assumed the stock plans allowing for the issuance of an additional 77,634 shares of Standard AVB Financial Corp. stock, of which 249 shares expired on April 10, 2017. The Plans provide for the granting of incentive stock options (as defined in section 422 of the Internal Revenue Code), nonstatutory stock options, restricted stock, and stock appreciation rights to eligible employees and directors. The Plans had an original term of ten years and they are administered by the Board of Directors or a committee designated by the Board of Directors.

The Company’s common stock closed at $16.50 per share on July 25, 2012, which is the exercise price of the options granted on that date. The estimated fair value of the stock options was $423,000, before the impact of income taxes. The per share weighted-average fair value of stock options granted with an exercise price equal to the market value on July 25, 2012 was $1.52 using the following Black-Scholes option pricing model assumptions: expected life of 7.5 years, expected dividend rate of 1.13%, risk-free interest rate of 1.10% and an expected volatility of 9.5% based on historical results of the stock prices of a bank peer group. At and for the three months ended March 31, 2018, the options were fully vested and there was no compensation expense recognized. For the three months ended March 31, 2017, compensation expense on the options was $19,000, with a related tax benefit recorded of $2,000.

The following table summarizes transactions regarding the options under the Plan:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2017	302,231	$17.25	4.11
Granted	-	-
Exercised	(8,801)	17.59
Forfeited	-	-
Outstanding at March 31, 2018	293,430	$17.24	3.88
Exercisable at March 31, 2018	293,430	$17.24

On July 25, 2012, the date of grant, the fair value of the restricted stock awards was approximately $1.8 million, before the impact of income taxes. During the quarter ended March 31, 2018, there were no restricted stock awards granted or forfeited. At and for the three months ended March 31, 2018, the existing restricted stock awards were fully vested and there was no compensation expense recognized. For the three months ended March 31, 2017, compensation expense on the grants was $91,000, with a related tax benefit recorded of $31,000.

(11) Employee Stock Ownership Plan

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

Compensation expense is equal to the fair value of the shares committed to be released and unallocated ESOP shares are excluded from outstanding shares for purposes of computing earnings per share. Compensation expense related to the ESOP of $109,000 and $95,000 was recognized during the three months ended March 31, 2018 and 2017, respectively. Dividends on unallocated shares are not treated as ordinary dividends and are instead used to repay the ESOP loan and recorded as compensation expense.

As of March 31, 2018, the ESOP held a total of 260,909 shares of the Company’s stock, and there were 173,458 unallocated shares. The fair market value of the unallocated ESOP shares was $5.2 million at March 31, 2018.

(12) Pension Information

The Company sponsors a pension plan which is a noncontributory defined benefit retirement plan. Effective August 1, 2005, the annual benefit provided to employees under this defined benefit pension plan was frozen by Standard Bank. Freezing the plan eliminated all future benefit accruals; however, the accrued benefit as of August 1, 2005 remained.

(12) Pension Information (Continued)

Net periodic pension (benefit) cost was as follows:

	Three Months Ended March 31,
	2018	2017

Interest Cost	$33	$72
Expected return on plan assets	(41)	(80)
Amortization of net loss	3	46
Settlement obligation	-	105
Net periodic pension (benefit) cost	$(5)	$143

(13) Fair Value of Assets and Liabilities

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

On a quarterly basis, management reviews the pricing information received from the Company’s third-party pricing service.  This review process includes a comparison to non-binding third-party broker quotes, as well as a review of market-related conditions impacting the information provided by the Company’s third-party pricing service.  Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume or frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs.  As of March 31, 2018 and December 31, 2017, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.  On a quarterly basis, management also reviews a sample of securities priced by the Company’s third-party pricing service to review significant assumptions and valuation methodologies used.  Based on this review, management determines whether the current placement of the security in the fair value hierarchy is appropriate or whether transfers may be warranted.

(13) Fair Value of Assets and Liabilities (Continued)

The following table presents the assets measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 by level within the fair value hierarchy (dollars in thousands):

March 31, 2018:	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. government and agency obligations	$-	$8,223	$-	$8,223
Corporate bonds	-	2,258	-	2,258
Municipal obligations	-	52,202	-	52,202
Total investment securities available for sale	-	62,683	-	62,683
Equity securities available for sale	4,468	-	-	4,468
Mortgage-backed securities available for sale	-	80,059	-	80,059

Total recurring fair value measurements	$4,468	$142,742	$-	$147,210

December 31, 2017:	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. government and agency obligations	$-	$8,340	$-	$8,340
Corporate bonds	-	2,272	-	2,272
Municipal obligations	-	50,777	-	50,777
Equity securities	4,170	-	-	4,170
Total investment securities available for sale	4,170	61,389	-	65,559
Mortgage-backed securities available for sale	-	67,630	-	67,630

Total recurring fair value measurements	$4,170	$129,019	$-	$133,189

Assets Measured at Fair Value on a Nonrecurring Basis

The following table presents the assets measured at fair value on a nonrecurring basis as of March 31, 2018 and December 31, 2017 by level within the fair value hierarchy (dollars in thousands):

March 31, 2018:	Level 1	Level 2	Level 3	Total
Foreclosed real estate	$-	$-	$354	$354
Impaired loans	-	-	295	295
Total nonrecurring fair value measurements	$-	$-	$649	$649

December 31, 2017:	Level 1	Level 2	Level 3	Total
Foreclosed real estate	$-	$-	$419	$419
Impaired loans	-	-	295	295
Total nonrecurring fair value measurements	$-	$-	$714	$714

(13) Fair Value of Assets and Liabilities (Continued)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Company uses level 3 inputs to determine fair value (dollars in thousands):

			Quantitative Information about Level 3 Fair Value Measurements
	March 31,	December 31,	Valuation	Unobservable
	2018	2017	Techniques	Input	Range
Foreclosed real estate	$354	$419	Appraisal of	Appraisal adjustments (2)	0% to 40%
			collateral (1)	Liquidation expenses (2)	0% to 10%

Impaired loans	$295	$295	Fair value of	Appraisal adjustments (2)	0% to 20%
			collateral (1), (3)	Liquidation expenses (2)	0% to 10%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.

(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

(13) Fair Value of Assets and Liabilities (Continued)

The following table presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
March 31, 2018:
Financial Instruments - Assets:
Cash on hand and due from banks (1)	$3,453	$3,453	$3,453	$-	$-
Interest-earning deposits in other institutions (1)	10,777	10,777	10,777	-	-
Certificate of deposit (1)	499	499	499	-	-
Investment securities (2)	62,683	62,683	-	62,683	-
Mortgage-backed securities (2)	80,059	80,059	-	80,059	-
Equity Securities (3)	4,468	4,468	4,468	-	-
Federal Home Loan Bank stock (1)	9,420	9,420	9,420	-	-
Loans receivable (1) (4)	742,861	731,625	-	-	731,625
Bank-owned life insurance (1)	22,171	22,171	22,171	-	-
Accrued interest receivable (1)	2,727	2,727	2,727	-	-
Financial Instruments - Liabilities:					-
Demand, savings and club accounts (1)	$480,524	$480,524	$480,524	$-	$-
Certificate deposit accounts (1)	211,563	210,303	-	-	210,303
Federal Home Loan Bank short-term borrowings (1)	22,883	22,883	22,883	-	-
Federal Home Loan Bank advances (1)	121,296	120,085	-	-	120,085
Securities sold under agreements to repurchase (1)	4,559	4,559	4,559	-	-
Accrued interest payable (1)	946	946	946	-	-

December 31, 2017:
Financial Instruments - Assets:
Cash on hand and due from banks	$3,523	$3,523	$3,523	$-	$-
Interest-earning deposits in other institutions	12,742	12,742	12,742	-	-
Certificate of deposit	749	749	749	-	-
Investment securities	65,559	65,559	4,170	61,389	-
Mortgage-backed securities	67,630	67,630	-	67,630	-
Federal Home Loan Bank stock	9,468	9,468	9,468	-	-
Loans receivable	747,035	747,371	-	-	747,371
Bank-owned life insurance	22,040	22,040	22,040	-	-
Accrued interest receivable	2,657	2,657	2,657	-	-
Financial Instruments - Liabilities:					-
Demand, savings and club accounts	$482,902	$482,902	$482,902	$-	$-
Certificate deposit accounts	211,944	211,454	-	-	211,454
Federal Home Loan Bank short-term borrowings	27,021	27,021	27,021	-	-
Federal Home Loan Bank advances	107,652	107,223	-	-	107,223
Securities sold under agreements to repurchase	4,240	4,240	4,240	-	-
Accrued interest payable	993	993	993	-	-

(1)	The financial instrument is carried at amortized cost at March 31, 2018.
(2)	The financial instrument is carried at fair value through other comprehensive income at March 31, 2018.
(3)	The financial instrument is carried at fair value through net income at March 31, 2018.
(4)	In accordance with the prospective adoption of ASU 2016-01, the fair value of loans as of March 31, 2018 was measured using an exit price notion. The fair value of loans as of December 31, 2017 was measured using an entry price notion.

(14) Accumulated Other Comprehensive Income

The following tables present the significant amounts reclassified out of accumulated other comprehensive income (loss) and the changes in accumulated other comprehensive income by component for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Unrealized Gains on	Unrecognized
	Available for Sale	Pension
	Securities	Costs	Total
Balance as of December 31, 2017	$840	$(312)	$528

Other comprehensive income before reclassification	(1,943)	-	(1,943)
Amount reclassified from accumulated other comprehensive income	-	2	2
Total other comprehensive income	(1,943)	2	(1,941)

Change in accounting principle for adoption of ASU 2016-01	(416)	-	(416)

Balance as of March 31, 2018	$(1,519)	$(310)	$(1,829)

Amount Reclassified
	from Accumulated	Affected Line on
	Other Comprehensive	the Consolidated
	Income (Loss)	Statements of Income
Three months ended March 31, 2018:
Amortization of defined benefit items: Actuarial gains	$3	Other operating expenses
	(1)	Income tax expense (benefit)
	$2	Net of tax
Total reclassification for the period	$2	Net income

	Unrealized Gains on	Unrecognized
	Available for Sale	Pension
	Securities	Costs	Total
Balance as of December 31, 2016	$(31)	$(745)	$(776)

Other comprehensive loss before reclassification	184	-	184
Amount reclassified from accumulated other comprehensive income	43	125	168
Total other comprehensive income	227	125	352

Balance as of March 31, 2017	$196	$(620)	$(424)

	Amount Reclassified
	from Accumulated	Affected Line on
	Other Comprehensive	the Consolidated
	Income (Loss)	Statements of Income
Three months ended March 31, 2017:
Unrealized gains on available for sale securities	$(65)	Net securities gains
	22	Income tax expense
	$(43)	Net of tax
Amortization of defined benefit items:
Actuarial gains	$(46)	Compensation and employee benefits
Distribution settlement	(144)	Compensation and employee benefits
	65	Income tax expense
	$(125)	Net of tax
Total reclassification for the period	$(168)	Net income

(15) Revenue Recognition

Effective January 1, 2018, the Company adopted ASU No. 2014-09 Revenue from Contracts with Customers - Topic 606 and all subsequent ASUs that modified Topic 606. As stated in Note 1 Summary of Significant Accounting Policies, the Company elected to apply the standard utilizing the modified retrospective approach with a cumulative effect of adoption for the impact form uncompleted contracts at the date of adoption. However, the implementation of the new standard did not have a material impact on the measurement or recognition of revenue of prior periods; as such, a cumulative effect adjustment to opening retained earnings was not deemed necessary. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain noninterest income streams such as loan servicing fees, gains on the sale of loans, earnings on bank-owned life insurance, and gains on the sale of investments are also not within the scope of the new guidance. As a result, no changes were made during the period related to these sources of revenue.

Topic 606 is applicable to noninterest revenue streams such as service charges, which includes charges on deposit accounts, interchange fees, and other service fees, and investment management fees. However, the recognition of these revenue streams did not change significantly upon adoption of Topic 606. Substantially all of the Company’s revenue is generated from contracts with customers.

The main types of noninterest revenue within the scope of the standard are as follows:

Service Charges

Service charges on deposit accounts consist of insufficient funds (NSF) fees, monthly service fees, minimum balance fees, and other deposit account related fees. The Company’s performance obligation for monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. NSF fees, minimum balance fees, and other deposit account related fees are largely transactional based, and therefore, the Company’s performance obligation is satisfied, and related revenue recognized, at a point in time. Payment for service charges is primarily received immediately or in the following month through a direct charge to customers’ accounts.

Income from debit and credit cards is primarily comprised of interchange fees earned whenever the Company’s debit and credit cards are processed through card payment networks. The Company’s performance obligation for interchange fees is largely satisfied, and related revenue recognized, when the services are rendered. Payment is typically received immediately.

Other fee income is primarily comprised of ATM fees and other service charges. ATM fees are primarily generated when a Company cardholder uses a non-Company ATM or a non-Company cardholder uses a Company ATM. Other service charges include revenue from processing wire transfers, bill pay service, ACH origination, and other services. The Company’s performance obligation for ATM fees and other service charges are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month.

Investment Management Fees

Investment management fees include three basic components including brokerage commissions, trailers and advisory fees. Brokerage commissions are fees earned from the sale of annuities, stocks, bonds, mutual funds and insurance products and are recognized in the month following the settlement date, which is when the Company has satisfied its performance obligation (that is successful consummation of trade in a compliant manner) and is paid. The Company also receives periodic services fees (i.e. trailers) from mutual fund companies typically based on a percentage of market value and are paid quarterly. Advisory fees are earned over time and based on an annual percentage rate of the market value of the accounts. Advisory fees are charged to customer’s accounts, on a quarterly basis, beginning in the month of funding said account in accordance with a customer signed agreement. The advisory fees are then paid to the Company monthly over the following three months on a prorated basis.

(15) Revenue Recognition (Continued)

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017
Noninterest income
In scope of Topic 606:
Service charges on deposit accounts	$607	$337
Investment management fees	132	72
Noninterest income (in-scope of Topic 606)	739	409
Noninterest income (out-of-scope of Topic 606)	370	108
Total noninterest income	$1,109	$517

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of March 31, 2018 and December 31, 2017, the Company did not have any significant contract balances.

Contract Acquisition Costs

In connection with the adoption of Topic 606, an entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. Upon adoption of Topic 606, the Company did not capitalize any contract acquisition cost.

(16) Merger with Allegheny Valley Bancorp, Inc.

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

Under the terms of the Merger Agreement, each outstanding share of Allegheny Valley common stock was converted into the right to receive 2.083 shares of Standard AVB Financial common stock and cash in lieu of fractional shares (the “Merger Consideration”). As of the closing date, there were 1,040,924 outstanding shares of Allegheny Valley common stock which resulted in a total of 2,168,097 shares of Standard AVB Financial common stock issued for exchange, subject to adjustment for fractional shares. Cash for any fractional shares of Standard AVB Financial common stock was based on $26.60 for each whole share, based on the average closing price of Standard Financial common stock for the five trading days immediately preceding the merger date. In addition, each option to purchase Allegheny Valley common stock was converted into an option to purchase Standard AVB Financial common stock at the same terms and conditions as were applicable prior to the holding company merger, except that the number of shares of Standard AVB Financial common stock issuable upon exercise of a converted option was adjusted by multiplying the number of shares of Allegheny Valley common stock issuable by 2.083. Additionally, the exercise price per share of a converted option was adjusted by dividing the exercise price per share of the Allegheny Valley option by 2.083. Additionally, at the consummation of the holding company merger, each Allegheny Valley restricted stock award became fully vested and was converted into the right to receive the Merger Consideration.

The acquired assets and assumed liabilities were measured at estimated fair values. Management made significant estimates and exercised significant judgement in accounting for the acquisition. Management measured loan fair values based on loan file reviews, appraised collateral values, expected cash flows, historical loss factors of Allegheny Valley and charge-off statistics

(16) Merger with Allegheny Valley Bancorp, Inc. (Continued)

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

(16) Merger with Allegheny Valley Bancorp, Inc. (Continued)

The following condensed statement reflects the values assigned to Allegheny Valley net assets as of the acquisition date:

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

The Company recorded goodwill and other intangibles associated with the merger totaling $21.3 million. Goodwill is not amortized, but is periodically evaluated for impairment. The Company did not recognize any impairment during the three months ended March 31, 2018. The carrying amount of goodwill at March 31, 2018 related to the Allegheny Valley merger was $17.1 million, of which none is deductible for tax purposes.

Identifiable intangibles are amortized to their estimated residual values over the expected useful lives of such assets. The gross carrying amount of the core deposit intangible at March 31, 2018 was $3.1 million with $1.0 million of accumulated amortization as of that date.

As of March 31, 2018, the remaining current year and estimated future amortization expense for the core deposit intangible is (dollars in thousands):

2018	$579
2019	628
2020	472
2021	352
2022	325
2023	325
2024	325
2025	81

$3,087

(16) Merger with Allegheny Valley Bancorp, Inc. (Continued)

Results of operations for Allegheny Valley prior to the acquisition date are not included in the Consolidated Statement of Income for the three month period ended March 31, 2017. Financial information regarding the former Allegheny Valley operations that are included in the Consolidated Statement of Income for the three months ended March 31, 2018 is impracticable to provide.. Providing this information would have required assumptions and significant estimates of amounts that could not be independently substantiated due to the data integration that occurred during the data processing system conversion.

The following table presents unaudited pro forma information as if the acquisition of Allegheny Valley had occurred on January 1, 2017. This has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the acquisition occurred as of the beginning of the periods presented, nor is it indicative of future results. Furthermore, the unaudited pro forma information does not reflect management’s estimate of any revenue-enhancing opportunities nor anticipated cost savings as a result of the integration and consolidation of the acquisition. Merger and acquisition costs and amortization of fair value adjustments are included in the amounts below.

	Actual	Proforma
	For the three	For the three
	months ended	months ended
	March 31, 2018	March 31, 2017

Net interest income	$7,407	$7,086
Noninterest income	1,109	977
Net income	2,160	963
Pro forma earnings per share:
Basic	$0.47	$0.21
Diluted	$0.46	$0.21

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides further detail to the financial condition and results of operations of the Company. The section should be read in conjunction with the notes and unaudited consolidated financial statements presented elsewhere in this report.

The Company’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of March 31, 2018 have remained unchanged from the disclosures presented in the Company’s audited financial statements for the year ended December 31, 2017 contained in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission on April 2, 2018.

Standard AVB Financial Corp. is a Maryland corporation that provides a wide array of retail and commercial financial products and services to individuals, families and businesses through 17 banking offices located in the Pennsylvania counties of Allegheny, Westmoreland and Bedford and Allegany County, Maryland through its wholly-owned subsidiary Standard Bank.

Comparison of Financial Condition at March 31, 2018 and December 31, 2017

General. The Company’s total assets as of March 31, 2018 were $979.5 million compared to $972.6 million at December 31, 2017, an increase of $6.9 million. The increase is primarily due to an increase in investment and mortgage-backed securities, partially offset by a decrease in cash and cash equivalents and loans receivable.

Cash and Cash Equivalents. Cash and cash equivalents decreased $2.0 million, or 12.5%, to $14.2 million at March 31, 2018 from $16.3 million at December 31, 2017. The decrease resulted from customer withdrawals, new loan originations, purchases of investment securities and repayments of borrowed funds.

Investment Securities. Investment securities available for sale increased $1.3 million, or 2.1%, to $62.7 million at March 31, 2018 from $61.4 million at December 31, 2017. Purchases of investment securities during the three months ended March 31, 2018 were $2.6 million, offset by a $30,000 partial call of a municipal bond. There were no sales of investment securities during the three months ended March 31, 2018.

Equity Securities. Equity securities available for sale increased $298,000, or 7.1%, to $4.5 million at March 31, 2018 from $4.2 million at December 31, 2017. Purchases of equity securities were $387,000, offset by sales of $178,000 during the three months ended March 31, 2018.

Mortgage-Backed Securities. The Company’s mortgage-backed securities available for sale increased $12.4 million, or 18.4%, to $80.1 million at March 31, 2018 from $67.6 million at December 31, 2017. Purchases of mortgage-backed securities totaled $16.1 million, offset by repayments of $2.4 million during the three month period. There were no sales of mortgage-backed securities during the three months ended March 31, 2018.

Loans. At March 31, 2018, net loans were $742.9 million, or 75.8% of total assets compared to $747.0 million, or 76.8% of total assets at December 31, 2017. The $4.2 million, or 0.6%, decrease in total loans was primarily due to scheduled repayments, pay downs on lines of credit and payoffs, partially offset by loan production for the quarter. Included in the total decrease to loans receivable as of March 31, 2018 were decreases in 1-4 family residential and construction loans, commercial business loans and home equity loans and lines of credit of $2.3 million or 0.9%, $4.6 million or 8.2%, $2.6 million or 2.0%, respectively. These decreases were partially offset by increases in commercial real estate loans of $5.5 million, or 1.8%.

Deposits. The Company accepts deposits primarily from the areas in which our offices are located. The Company has consistently focused on building broader customer relationships and targeting small business customers to increase our core deposits. We also rely on our customer service to attract and retain deposits. The Company offers a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of savings accounts, certificates of deposit, money market accounts, commercial and regular checking accounts and individual retirement accounts. Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market interest rates, liquidity requirements and our deposit growth goals.

Deposits decreased $2.8 million, or 0.4%, to $692.1 million at March 31, 2018 from $694.8 million at December 31, 2017. There were decreases of $381,000 in certificate of deposit accounts and $2.4 million in demand and savings accounts during the three months ended March 31, 2018. The decrease in demand and savings accounts primarily reflects normal fluctuations due to customer transaction activity during the quarter.

Borrowings. Our borrowings consist of overnight borrowings and advances from the Federal Home Loan Bank of Pittsburgh and funds borrowed under repurchase agreements. Short-term borrowings decreased $4.1 million to $22.9 million at March 31, 2018 from $27.0 million at December 31, 2017. Proceeds from short-term borrowing of $80.4 million were offset by the repayment of $84.5 million. Federal Home Loan Bank advances increased $13.6 million to $121.3 million from $107.7 million at December 31, 2017. The increase in advances was due to $20.0 million in additional advances entered into during the quarter as a result of the decision to term out short-term borrowings, partially offset by principal repayments made on existing advances.

Stockholders’ Equity. Stockholders’ equity decreased $662,000 or 0.5%, to $133.3 million at March 31, 2018 from $134.0 million at December 31, 2017. The decrease was a result of net income of $2.2 million for the three months ended March 31, 2018, offset by dividends paid during the quarter of $1.1 million and a $1.9 million decrease in accumulated other comprehensive income as a result of changes in market values during the period.

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

	For the Three Months Ended March 31,
(Dollars in thousands)	2018			2017
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
Interest-earning assets:
Loans	$750,658	$7,916	4.23%	$390,257	$3,766	3.86%
Investment and mortgage-backed securities	141,083	912	2.58%	58,838	341	2.32%
FHLB stock	9,432	160	6.90%	3,140	38	4.84%
Interest-earning deposits	16,204	50	1.25%	4,376	9	0.82%
Total interest-earning assets	917,377	9,038	3.95%	456,611	4,154	3.64%
Noninterest-earning assets	62,703			31,691
Total assets	$980,080			$488,302
Interest-bearing liabilities:
Savings accounts	$152,417	51	0.14%	$102,814	37	0.14%
Certificates of deposit	212,477	777	1.48%	139,624	583	1.67%
Money market accounts	96,546	99	0.42%	24,892	23	0.37%
Demand and NOW accounts	96,056	47	0.20%	72,911	23	0.13%
Total interest-bearing deposits	557,496	974	0.71%	340,241	666	0.78%
Federal Home Loan Bank borrowings	146,355	655	1.79%	46,883	193	1.65%
Securities sold under agreements to repurchase	5,887	2	0.13%	2,373	1	0.17%
Total interest-bearing liabilities	709,738	1,631	0.93%	389,497	860	0.88%
Noninterest-bearing deposits	132,885			22,591
Noninterest-bearing liabilities	3,823			2,729
Total liabilities	846,446			414,817
Stockholders' equity	133,634			73,485
Total liabilities and stockholders' equity	$980,080			$488,302

Net interest income		$7,407			$3,294
Net interest rate spread (1)			3.02%			2.76%
Net interest-earning assets (2)	$207,639			$67,114
Net interest margin (3)			3.27%			2.89%
Average interest-earning assets to interest-bearing liabilities	129.26%			117.23%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended March 31, 2018 and 2017

General. Net income for the quarter ended March 31, 2018 was $2.2 million compared to $563,000 for the quarter ended March 31, 2017, an increase of $1.6 million, or 283.7%. Earnings per share for the current period were $0.47 for basic and $0.46 for fully diluted compared to $0.23 for basic and fully diluted for the similar period in 2017. The increases from the prior year are primarily a result of the acquisition of Allegheny Valley.

The Company’s annualized return on average assets (ROA) and return on average equity (ROE) for the quarter were 0.88% and 6.47%, respectively, compared to 0.46% and 3.06% for the same period in 2017.

Net Interest Income. Net interest income for the quarter ended March 31, 2018 was $7.4 million, an increase of 124.9% compared to the $3.3 million reported for the quarter ended March 31, 2017. Our net interest rate spread and net interest margin were 3.02% and 3.27%, respectively for the three months ended March 31, 2018, compared to 2.76% and 2.89% for the three months ended March 31, 2017, respectively.

Interest and Dividend Income. Total interest and dividend income increased by $4.9 million, or 117.6%, to $9.0 million for the three months ended March 31, 2018 compared to $4.2 million for the same period in the prior year. The increase was primarily due to an increase in the average balance of interest-earning assets, primarily from loans and securities acquired from Allegheny Valley. The average yield on interest-earning assets increased to 3.95% for the three months ended March 31, 2018 from 3.64% for the same period in the prior year.

Interest income on loans increased $4.2 million, or 110.2%, to $7.9 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The average yield on loans receivable increased to 4.23% for the three months ended March 31, 2018 from 3.86% for the same period in the prior year. The increase in average yield was primarily attributable to the origination of new loans at higher interest rates. Average loans receivable increased by $360.4 million, or 92.3%, to $750.7 million for the three months ended March 31, 2018 from $390.3 million for the same period in the prior year due mainly to growth from the acquisition, and increased loan production during the quarter.

Interest income on investment and mortgage-backed securities increased by $571,000, or 167.4%, to $912,000 for the three months ended March 31, 2018. The increase was due primarily to an increase in the average balance of investment and mortgage backed securities of $82.2 million, or 139.8%, to $141.1 million for the three months ended March 31, 2018 compared to the prior period due primarily to the acquisition. In addition, the average yield earned on investments and mortgage-backed securities increased to 2.58% for the three months ended March 31, 2018 from 2.32% for the same period in the prior year.

Interest Expense. Total interest expense increased by $771,000, or 89.7%, to $1.6 million for the three months ended March 31, 2018 from $860,000 for the same period in the prior year. This increase in interest expense was due to an increase in the average balance of interest-bearing liabilities of $320.2 million, or 82.2%, to $709.7 million for the three months ended March 31, 2018 from $389.5 million for the same period in the prior year, due primarily to the deposits and borrowings acquired from Allegheny Valley. In addition, the average cost of interest-bearing liabilities increased to 0.93% for the three months ended March 31, 2018 from 0.88% for the same prior year period.

Interest expense on deposits increased by $308,000, or 46.2%, to $974,000 for the three months ended March 31, 2018 from $666,000 for the same period in the prior year. The average balance of interest bearing deposits increased $217.3 million, or 63.9% for the three months ended March 31, 2018, compared to the prior period. The increase is due primarily to the acquisition of Allegheny Valley, and net inflows in certificates of deposits as customer preferences from short-term deposits to longer term certificates shifted with the recent rise in interest rates. The average cost of interest bearing deposits decreased to 0.71% for the three months ended March 31, 2018 from 0.78% for the three months ended March 31, 2017, due primarily to the increased balance of lower cost deposits from the acquisition of Allegheny Valley.

Interest expense on borrowed funds increased $462,000, or 239.4%, to $655,000 for the three months ended March 31, 2018 from $193,000 for the same period in the prior year. The average balance of borrowings increased $99.5 million, or 212.2%, to $146.4 million for the three months ended March 31, 2018 compared to the same period in the prior year due primarily to the borrowings assumed as a result of the acquisition. The average cost of borrowings increased to 1.79% for the quarter ended March 31, 2018 from 1.65% for the quarter ended March 31, 2017.

Provision for Loan Losses. No provision for loan losses were recorded for the three months ended March 31, 2018 or March 31, 2017. Non-performing loans were $3.0 million or 0.40% of total loans at March 31, 2018, and $1.1 million or 0.27% of total loans at March 31, 2017. The increase in non-performing loans is due to the acquisition, however an adjustment of $3.8 million was allocated to the loans acquired in the merger as part of the general credit mark. The allowance for loan losses to non-performing loans was 140.8% at March 31, 2018 compared to 355.3% at March 31, 2017. The decrease in the allowance ratio was due to the adjustments to reflect the fair value of the loans acquired in the acquisition. In management’s judgment, the allowance for loan losses is at a sufficient level that reflects the losses inherent in our loan portfolio relative to loan mix, economic conditions and historical loss experience. See “Non-Performing and Problem Assets” for additional information.

Noninterest Income. Noninterest income increased $592,000, or 114.5%, to $1.1 million for the three months ended March 31, 2018 from $517,000 for the same period in 2017. The increase was due mainly to increased service charges on deposits, higher earnings on bank-owned life insurance, higher net loan sale gains and higher investment management fees, primarily related to the acquisition.

Noninterest Expenses. Noninterest expenses increased by $2.8 million, or 94.2%, to $5.8 million for the three months ended March 31, 2018 compared to $3.0 million for the same period in the prior year. The increase was due primarily to an increase in compensation and employee benefits expenses of $1.7 million, which included $510,000 related to severance paid during the quarter. Additionally, there was an increase in premises and occupancy expense of $348,000 and other operating expenses of $623,000 compared to the prior year quarter. These increases are a result of the inclusion of Allegheny Valley Bank operations in the current period.

Income Tax Expense. The Company recorded a provision for income tax of $576,000 for the three months ended March 31, 2018 compared to $272,000 for the three months ended March 31, 2017. The effective tax rate was 21.0% for the three months ended March 31, 2018 and 32.6% for the three months ended March 31, 2017. The increase in income tax expense was due primarily to the higher level of taxable income.

Non-Performing and Problem Assets

The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. At March 31, 2018 and December 31, 2017, we had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates).

	March 31,	December 31,
(Dollars in thousands)	2018	2017

Non-accrual loans:
One-to-four family residential and construction	$1,968	$1,899
Commercial real estate	730	756
Home equity loans and lines of credit	234	244
Commercial business	5	5
Other	3	3
Total nonaccrual loans	2,940	2,907
Loans past due 90 days and still accruing	32	19
Total non-performing loans	2,972	2,926
Foreclosed real estate	354	419
Total non-performing assets	$3,326	$3,345

Ratios:
Non-accrual loans to total loans	0.39%	0.39%
Non-performing assets to total assets	0.34%	0.34%

Loans in process of foreclosure totaled $704,000 at March 31, 2018.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments and sales, borrowings from the Federal Home Loan Bank of Pittsburgh, repurchase agreements and maturities, principal repayments and the sale of available-for-sale securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee, under the direction of our Chief Financial Officer, is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. At March 31, 2018, the Company’s cash and cash equivalents amounted to $14.2 million. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2018.

Certificates of deposit due within one year of March 31, 2018 totaled $62.8 million, or 9.1% of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan and securities sales, repurchase agreements and Federal Home Loan Bank advances. We believe, however, based on historical experience and current market interest rates, we will retain upon maturity a large portion of the certificates of deposit with maturities of one year or less. Our maximum borrowing capacity at the FHLB at March 31, 2018 was $417.1 million.

Our stockholders’ equity was $133.3 million at March 31, 2018, a decrease of $662,000 or 0.5% from $134.0 million at December 31, 2017. The decrease was primarily due to net income of $2.1 million, offset by dividends paid of $1.1 million and a decrease in other comprehensive income of $2.4 million.

Current regulatory requirements specify that the Bank and similar institutions must maintain regulatory capital sufficient to meet tier 1 leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios of at least 4.00%, 4.50%, 6.00% and 8.00%, respectively. At March 31, 2018, Standard Bank was in compliance with all regulatory capital requirements ratios of 10.8%, 15.5%, 15.5% and 16.2%, respectively, and was considered “well capitalized” under regulatory guidelines.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At March 31, 2018, we had $121.5 million in loan commitments outstanding, $60.6 million of which were for commercial loans and $42.0 million which were for one- to four-family and construction loans. In addition to commitments to originate loans, we had $1.6 million in unused home equity lines of credit to borrowers and $17.3 million in other commitments.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

ITEM 3.          Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4.          Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2018. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2018, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

During the three months ended March 31, 2018 we were not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business. At March 31, 2018, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

Item 1A.	Risk Factors

In addition to the other information set forth in this quarterly report, you should carefully consider the factors discussed under the heading “Risk Factors” contained in the Company’s annual report on Form 10-K filed with the SEC on April 2, 2018. The Company’s evaluation of the risk factors applicable to it has not changed materially from those disclosed in the Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit
Number	Description

3.1	Articles of Incorporation of Standard AVB Financial Corp., as amended (1)

3.2	Bylaws of Standard AVB Financial Corp., as amended (2)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0	The following materials for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition, (ii) Statements of Income, (iii) Statements of Comprehensive Income, (iv) Statements of Changes in Stockholder’s Equity, (v) Statements of Cash Flows, and (vi) Notes to Financial Statements

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4, as amended (Commission File No. 333-215069).
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4, as amended (Commission File No. 333-215069).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD AVB FINANCIAL CORP.

Date: May 10, 2018	/s/ Timothy K. Zimmerman
Timothy K. Zimmerman
Chief Executive Officer

Date: May 10, 2018	/s/ Susan Parente
Susan Parente
Executive Vice President and Chief Financial Officer

