Form 10-Q
period 2018-06-30
Standard AVB Financial Corp.
filed 2018-08-09
CIK 1492915

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File No. 001-34893

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

4,796,896 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of August 7, 2018.

Standard AVB Financial Corp.
Table of Contents

EXPLANATORY NOTE

On August 29, 2016, Standard Financial Corp. and Allegheny Valley Bancorp, Inc. (“Allegheny Valley”) entered into an Agreement and Plan of Merger, which contemplated that Allegheny Valley would merge with and into Standard Financial Corp., with Standard Financial Corp. as the surviving entity to be known as “Standard AVB Financial Corp.” (the “Company”). On April 7, 2017, Allegheny Valley merged with and into Standard Financial Corp. Accordingly, the Company is now referred to as “Standard AVB Financial Corp.” This Quarterly Report on Form 10-Q addresses the financial condition and operations of Standard AVB Financial Corp. at and as of June 30, 2018. The comparative three and six month periods ended June 30, 2017 include Allegheny Valley operations subsequent to the acquisition which did not become effective until the close of business April 7, 2017.

The unaudited consolidated financial statements and other financial information contained in this quarterly report on Form 10-Q should be read in conjunction with the audited financial statements of Standard AVB Financial Corp. at and for the year ended December 31, 2017 contained in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 2, 2018.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Standard AVB Financial Corp.

Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)

	June 30,
	2018	December 31,
	(Unaudited)	2017
ASSETS
Cash on hand and due from banks	$3,171	$3,523
Interest-earning deposits in other institutions	24,810	12,742
Cash and Cash Equivalents	27,981	16,265

Investment securities available for sale, at fair value	58,377	65,559
Equity securities, at fair value	4,609	-
Mortgage-backed securities available for sale, at fair value	82,784	67,630
Certificate of deposit	499	749
Federal Home Loan Bank stock, at cost	8,535	9,468
Loans receivable, net of allowance for loan losses of $4,360 and $4,127	734,875	747,035
Foreclosed real estate	354	419
Office properties and equipment, net	7,932	8,191
Bank-owned life insurance	22,304	22,040
Goodwill	25,836	25,836
Core deposit intangible	2,894	3,344
Accrued interest receivable and other assets	5,958	6,064

TOTAL ASSETS	$982,938	$972,600

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Demand, savings and club accounts	$489,994	$482,902
Certificate accounts	228,728	211,944

Total Deposits	718,722	694,846

Federal Home Loan Bank short-term borrowings	-	27,021
Federal Home Loan Bank advances	121,103	107,652
Securities sold under agreements to repurchase	4,378	4,240
Advance deposits by borrowers for taxes and insurance	66	782
Accrued interest payable and other liabilities	4,095	4,087

TOTAL LIABILITIES	848,364	838,628

Stockholders' Equity
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value per share, 40,000,000 shares authorized, 4,796,896 and 4,790,687 shares outstanding, respectively	48	48
Additional paid-in-capital	75,275	75,063
Retained earnings	63,124	60,172
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,763)	(1,839)
Accumulated other comprehensive income (loss)	(2,110)	528

TOTAL STOCKHOLDERS' EQUITY	134,574	133,972

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$982,938	$972,600

See accompanying notes to the consolidated financial statements.

Standard AVB Financial Corp.

Consolidated Statements of Income

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest and Dividend Income
Loans, including fees	$7,996	$7,202	15,913	$10,962
Mortgage-backed securities	516	440	973	514
Investments:
Taxable	107	163	206	232
Tax-exempt	359	381	714	577
Federal Home Loan Bank stock	161	90	322	128
Interest-earning deposits and federal funds sold	56	36	106	47
Total Interest and Dividend Income	9,195	8,312	18,234	12,460

Interest Expense
Deposits	1,147	872	2,122	1,539
Federal Home Loan Bank short-term borrowings	68	180	225	180
Federal Home Loan Bank advances	592	203	1,090	396
Securities sold under agreements to repurchase	2	1	4	1
Total Interest Expense	1,809	1,256	3,441	2,116

Net Interest Income	7,386	7,056	14,793	10,344

Provision for Loan Losses	175	167	175	167

Net Interest Income after Provision for Loan Losses	7,211	6,889	14,618	10,177

Noninterest Income
Service charges	762	745	1,472	1,126
Earnings on bank-owned life insurance	105	138	264	234
Net gains (losses) on sales of securities	(17)	57	(17)	(7)
Net gains on sales of equities	23	-	63	-
Net equity securities fair value adjustment gains	155	-	205	-
Net loan sale gains	22	110	27	114
Investment management fees	195	122	327	194
Other income	31	73	44	118
Total Noninterest Income	1,276	1,245	2,385	1,779

Noninterest Expenses
Compensation and employee benefits	2,937	2,618	6,395	4,298
Data processing	154	137	308	256
Premises and occupancy costs	652	583	1,337	919
Automatic teller machine expense	125	93	253	183
Federal deposit insurance	67	84	148	123
Core deposit amortization	193	257	450	257
Merger related expenses	-	2,837	-	3,089
Other operating expenses	1,227	1,000	2,244	1,471
Total Noninterest Expenses	5,355	7,609	11,135	10,596

Income before Income Tax Expense	3,132	525	5,868	1,360

Income Tax Expense (Benefit)
Federal	537	(17)	1,013	207
State	101	157	201	205
Total Income Tax Expense	638	140	1,214	412

Net Income	$2,494	$385	4,654	$948
Earnings Per Share:
Basic earnings per common share	$0.54	$0.09	1.01	$0.28
Diluted earnings per common share	$0.53	$0.08	0.98	$0.27

Cash dividends paid per common share	$0.22	$0.22	0.44	$0.44
Basic weighted average shares outstanding	4,629,297	4,427,698	4,625,859	3,427,321
Diluted weighted average shares outstanding	4,748,977	4,536,055	4,743,688	3,523,022

See accompanying notes to the consolidated financial statements.

Standard AVB Financial Corp.

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net Income	$2,494	$385	$4,654	$948

Other comprehensive income (loss):
Change in unrealized (loss) gain on securities available for sale	(396)	1,517	(2,855)	1,796
Tax effect	83	(516)	599	(611)
Reclassification adjustment for security losses (gains) realized in income	17	(57)	17	7
Tax effect	(4)	19	(4)	(2)
Change in pension obligation for defined benefit plan	24	23	27	213
Tax effect	(5)	(8)	(6)	(73)
Total other comprehensive (loss) income	(281)	978	(2,222)	1,330

Total Comprehensive Income	$2,213	$1,363	$2,432	$2,278

See accompanying notes to the consolidated financial statements.

Standard AVB Financial Corp.

Consolidated Statement of Changes in Stockholders' Equity

(Dollars in thousands, except per share data)

(Unaudited)

					Accumulated
		Additional		Unearned	Other	Total
	Common	Paid-In	Retained	ESOP	Comprehensive	Stockholders'
	Stock	Capital	Earnings	Shares	Income (Loss)	Equity
Balance, December 31, 2017	$48	$75,063	$60,172	$(1,839)	$528	$133,972
Net income	-	-	4,654	-	-	4,654
Other comprehensive loss	-	-	-	-	(2,222)	(2,222)
Change in accounting principle for adoption of ASU 2016-01	-	-	416	-	(416)	-
Stock repurchases (4,675 shares)	-	(140)	-	-	-	(140)
Cash dividends ($0.44 per share)	-	-	(2,118)	-	-	(2,118)
Stock options exercised (10,884 shares)	-	210	-	-	-	210
Compensation expense on ESOP	-	142	-	76	-	218
Balance, June 30, 2018	$48	$75,275	$63,124	$(1,763)	$(2,110)	$134,574

See accompanying notes to the consolidated financial statements.

Standard AVB Financial Corp.

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash Flows From Operating Activities
Net income	$4,654	$948
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	636	274
Provision for loan losses	175	167
Amortization of core deposit intangible	450	257
Net loss on sale of securities available for sale	17	7
Net gain on sale of equity securities	(63)	-
Net equity securities fair value adjustment gains	(205)	-
Origination of loans held for sale	(2,675)	(4,157)
Proceeds from sale of loans held for sale	2,702	3,427
Net loan sale gains	(27)	(114)
Compensation expense on ESOP	218	192
Compensation expense on stock awards	-	420
Deferred income taxes	635	(522)
Increase in accrued interest receivable	(50)	(1,213)
Earnings on bank-owned life insurance	(264)	(234)
Increase in accrued interest payable	9	700
Other, net	189	1,485
Net Cash Provided by Operating Activities	6,401	1,637
Cash Flows Used In Investing Activities
Net decrease (increase) in loans	12,050	(40,312)
Purchases of investment securities	(3,052)	(3,566)
Purchases of equity securities	(554)	-
Purchases of mortgage-backed securities	(22,171)	(15,637)
Proceeds from maturities of certificates of deposits	250	-
Proceeds from maturities/principal repayments/calls of investment securities	30	3,777
Proceeds from maturities/principal repayments/calls of mortgage-backed securities	5,111	6,399
Proceeds from sales of investment securities	4,830	6,158
Proceeds from sales of equity securities	331	-
Proceeds from sales of mortgage-backed securities	-	15,576
Purchase of Federal Home Loan Bank stock	(3,185)	(2,161)
Redemption of Federal Home Loan Bank stock	4,118	1,704
Proceeds from sales of foreclosed real estate	-	160
Net purchases of office properties and equipment	(123)	(364)
Cash and cash equivalents acquired	-	9,611
Net Cash Used in Investing Activities	(2,365)	(18,655)
Cash Flows From Financing Activities
Net increase in demand, savings and club accounts	7,092	8,356
Net increase in certificate accounts	16,784	8,239
Net increase in securities sold under agreements to repurchase	138	187
Repayments of Federal Home Loan Bank short term borrowings	(165,490)	(37,636)
Proceeds from Federal Home Loan Bank short term borrowing	138,469	53,541
Repayments of Federal Home Loan Bank advances	(16,549)	(4,761)
Proceeds from Federal Home Loan Bank advances	30,000	-
Net (decrease) increase in advance deposits by borrowers for taxes and insurance	(716)	8
Exercise of stock options	210	100
Dividends paid	(2,118)	(1,302)
Stock repurchases	(140)	-
Net Cash Provided by Financing Activities	7,680	26,732
Net Increase (Decrease) in Cash and Cash Equivalents	11,716	9,714
Cash and Cash Equivalents - Beginning	16,265	10,520
Cash and Cash Equivalents - Ending	$27,981	$20,234
Supplementary Cash Flows Information:
Interest paid	$3,432	$2,031
Income taxes paid	$458	$521

SUPPLEMENTAL INFORMATION (continued)
June 30,2017
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
June 30, 2018

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

The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles in the United States. All adjustments (consisting of normal recurring adjustments), which, in the opinion of management are necessary for a fair presentation of the financial statements and to make the financial statements not misleading have been included. The unaudited consolidated financial statements and other financial information contained in this quarterly report on Form 10-Q should be read in conjunction with the audited financial statements of Standard AVB Financial Corp. at and for the year ended December 31, 2017 contained in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission on April 2, 2018. The results for the three and six month periods ended June 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018 or any future interim period. Certain amounts in the 2017 financial statements have been reclassified to conform to the 2018 presentation format. These reclassifications had no effect on stockholders’ equity or net income.

(3)	Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The following table sets forth the computation of basic and diluted EPS for the three and six months ended June 30, 2018 and 2017 (dollars in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income available to common stockholders	$2,494	$385	$4,654	$948

Basic EPS:
Weighted average shares outstanding	4,629,297	4,427,698	4,625,859	3,427,321
Basic EPS	$0.54	$0.09	$1.01	$0.28

Diluted EPS:
Weighted average shares outstanding	4,629,297	4,427,698	4,625,859	3,427,321
Diluted effect of common stock equivalents	119,680	108,357	117,829	95,701
Total diluted weighted average shares outstanding	4,748,977	4,536,055	4,743,688	3,523,022
Diluted EPS	$0.53	$0.08	$0.98	$0.27

(4)	Recent Accounting Pronouncements

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
June 30, 2018

(4)	Recent Accounting Pronouncements (Continued)

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This Update applies to all entities that hold financial assets or owe financial liabilities and is intended to provide more useful information on the recognition, measurement, presentation, and disclosure of financial instruments. Among other things, this Update (a) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (b) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (c) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (d) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (e) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (f) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (g) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The Company adopted the standard on January 1, 2018 which resulted in a one-time cumulative effect adjustment of $416,000 between retained earnings and accumulated other comprehensive income (loss) on the Consolidated Statement of Financial Condition in accordance with (a) above. Additionally, in accordance with (e) above, the Company measured the fair value of its loan portfolio as of June 30, 2018 using an exit price notion (See Note 13 Fair Value of Assets and Liabilities).

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
June 30, 2018

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

In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10), to clarify certain aspects of the guidance issued in ASU 2016-01. These clarifications include (1) An entity measuring an equity security using the measurement alternative may change its measurement approach to a fair value method in accordance with Topic 820, Fair Value Measurement, through an irrevocable election that would apply to that security and all identical or similar investments of the same issuer. Once an entity makes this election, the entity should measure all future purchases of identical or similar investments of the same issuer using a fair value method in accordance with Topic 820; (2) Adjustments made under the measurement alternative are intended to reflect the fair value of the security as of the date that the observable transaction for a similar security took place; (3) Remeasuring the entire value of forward contracts and purchased options is required when observable transactions occur on the underlying equity securities; (4) When the fair value option is elected for a financial liability, the guidance in paragraph 825-10- 45-5 should be applied, regardless of whether the fair value option was elected under either Subtopic 815-15, Derivatives and Hedging—Embedded Derivatives, or 825-10, Financial Instruments—Overall; (5) Financial liabilities for which the fair value option is elected, the amount of change in fair value that relates to the instrument specific credit risk should first be measured in the currency of denomination when presented separately from the total change in fair value of the financial liability. Then, both components of the change in the fair value of the liability should be remeasured into the functional currency of the reporting entity using end-of-period spot rates; and (6) The prospective transition approach for equity securities without a readily determinable fair value in the amendments in Update 2016-01 is meant only for instances in which the measurement alternative is applied. An insurance entity subject to the guidance in Topic 944, Financial Services— Insurance, should apply a prospective transition method when applying the amendments related to equity securities without readily determinable fair values. An insurance entity should apply the selected prospective transition method consistently to the entity’s entire population of equity securities for which the measurement alternative is elected. The Company adopted this standard in conjunction with the adoption of Update 2016-01 and it did not have a material impact on the Company’s Consolidated Financial Statements.

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
June 30, 2018

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

ASU 2018-06, Codification Improvements to Topic 942, Financial Services-Depository and Lending, amends the guidance in Subtopic 942-740, Financial Services-Depository and Lending-Income Taxes, that is related to Circular 202 because that guidance has been rescinded by the Office of the Comptroller of the Currency (OCC) and no longer is relevant. This Update is not expected to have a significant impact on the Company’s financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718), which simplified the accounting for nonemployee share-based payment transactions. The amendments in this update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments in this Update improve the following areas of nonemployee share-based payment accounting; (a) the overall measurement objective, (b) the measurement date, (c) awards with performance conditions, (d) classification reassessment of certain equity-classified awards, (e) calculated value (nonpublic entities only), and (f) intrinsic value (nonpublic entities only). The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. This Update is not expected to have a significant impact on the Company’s financial statements.

ASU 2018-09, Codification Improvements, represents changes to clarify, correct errors in, or make minor improvements to the Codification. The amendments make the Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. The transition and effective date guidance is based on the facts and circumstances of each amendment. Some of the amendments do not require transition guidance and will be effective upon issuance of this ASU. However, many of the amendments in this ASU do have transition guidance with effective dates for annual periods beginning after December 15, 2018, for public business entities. This Update is not expected to have a significant impact on the Company’s financial statements.

ASU 2018-10, Codification Improvements to Topic 842, Leases, represents changes to clarify, correct errors in, or make minor improvements to the Codification. The amendments in this ASU affect the amendments in ASU 2016-02, which are not yet effective, but for which early adoption upon issuance is permitted. For entities that early adopted Topic 842, the amendments are effective upon issuance of this ASU, and the transition requirements are the same as those in Topic 842. For entities that have not adopted Topic 842, the effective date and transition requirements will be the same as the effective date and transition requirements in Topic 842. This Update is not expected to have a significant impact on the Company’s financial statements.

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
June 30, 2018

(5)	Investment Securities

Investment securities available for sale at June 30, 2018 and December 31, 2017 are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2018:
U.S. government and agency obligations due:
Beyond 1 year but within 5 years	$6,444	$-	(93)	$6,351
Beyond 5 year but within 10 years	1,907	-	(56)	1,851
Corporate bonds due:
Within 1 year	752	-	(6)	746
Beyond 1 year but within 5 years	1,011	-	(18)	993
Beyond 5 years but within 10 years	506	11	-	517
Municipal obligations due:
Beyond 1 year but within 5 years	5,245	349	(1)	5,593
Beyond 5 years but within 10 years	20,856	27	(209)	20,674
Beyond 10 years	22,063	30	(441)	21,652

	$58,784	$417	$(824)	$58,377

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2017:
U.S. government and agency obligations due:
Beyond 1 year but within 5 years	$7,400	$4	$(8)	$7,396
Beyond 5 year but within 10 years	934	10	-	944
Corporate bonds due:
Beyond 1 year but within 5 years	2,276	14	(18)	2,272
Municipal obligations due:
Beyond 1 year but within 5 years	8,702	441	-	9,143
Beyond 5 years but within 10 years	25,803	339	(21)	26,121
Beyond 10 years	15,483	129	(99)	15,513
Equity securities	3,647	557	(34)	4,170

	$64,245	$1,494	$(180)	$65,559

For the three and six months ended June 30, 2018, losses on sales of investment securities were $17,000 and proceeds from such sales were $4.8 million. During the three months ended June 30, 2017, gains on the sales of investment securities were $14,000, losses on sales were $17,000 and proceeds from such sales were $5.9 million. For the six months ended June 30, 2017, gains on the sales of investment securities were $24,000, losses on sales were $91,000 and proceeds from such sales were $6.2 million.

Investment securities with a carrying value of $11.4 million and $16.4 million were pledged to secure repurchase agreements and public funds accounts at June 30, 2018 and December 31, 2017, respectively.

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
June 30, 2018

(5)	Investment Securities (Continued)

The following table shows the fair value and gross unrealized losses on investment securities and the length of time that the securities have been in a continuous unrealized loss position at June 30, 2018 and December 31, 2017 (dollars in thousands):

June 30, 2018:	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. government and agency obligations	$8,202	$(149)	$-	$-	$8,202	$(149)
Corporate bonds	747	(6)	993	(18)	1,740	(24)
Municipal obligations	27,093	(318)	5,946	(333)	33,039	(651)

Total	$36,042	$(473)	$6,939	$(351)	$42,981	$(824)

December 31, 2017:	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. government and agency obligations	$5,924	$(8)	$-	$-	$5,924	$(8)
Corporate bonds	751	(3)	1,001	(15)	1,752	(18)
Municipal obligations	4,911	(19)	4,491	(101)	9,402	(120)
Equity securities	857	(34)	-	-	857	(34)

Total	$12,443	$(64)	$5,492	$(116)	$17,935	$(180)

At June 30, 2018, the Company held 68 investment securities in an unrealized loss position. The decline in the fair value of these securities resulted primarily from interest rate fluctuations. The Company does not intend to sell these securities nor is it more likely than not that the Company would be required to sell these securities before their anticipated recovery, and the Company believes the collection of the investment and related interest is probable. Based on the above, the Company considers all of the unrealized losses to be temporary impairment losses.

(6)	Equity Securities

The following table presents the net gains and losses on equity investments recognized in earnings during the three months and six months ended June 30, 2018, and the portion of unrealized gains and losses for the period that relates to equity investments held at June 30, 2018 (dollars in thousands):

	Three Months	Six Months
Net equity securities fair value adjustment gains	$155	$205
Net gains realized on the sale of equity securities during the period	23	63
Gains recognized on equity securities during the period	$178	$268

During the three months ended June 30, 2018, gains on sales of equity securities were $23,000 and proceeds from such sales were $154,000. For the six months ended June 30, 2018, gains on sales of equity securities were $63,000 and proceeds from such sales were $331,000.

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
June 30, 2018

(7)	Mortgage-Backed Securities

Mortgage-backed securities available for sale at June 30, 2018 and December 31, 2017 are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2018:
Government pass-throughs:
Ginnie Mae	$21,472	$1	$(456)	$21,017
Fannie Mae	14,994	7	(452)	14,549
Freddie Mac	13,612	-	(397)	13,215
Private pass-throughs	25,440	1	(284)	25,157
Collateralized mortgage obligations	9,161	-	(315)	8,846

	$84,679	$9	$(1,904)	$82,784

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2017:
Government pass-throughs:
Ginnie Mae	$17,416	$6	$(131)	$17,291
Fannie Mae	16,078	75	(8)	16,145
Freddie Mac	12,510	41	(14)	12,537
Private pass-throughs	14,603	8	(113)	14,498
Collateralized mortgage obligations	7,277	-	(118)	7,159

	$67,884	$130	$(384)	$67,630

Private pass-throughs include Small Business Administration (SBA) securities that are each an aggregation of SBA guaranteed portions of loans made by SBA lenders under section 7(a) of the Small Business Act. The guaranty is backed by the full faith and credit of the United States.

There were no sales of mortgage-backed securities for the three or six months ended June 30, 2018. For the three and six months ended June 30, 2017, gains on sales of mortgage-backed securities totaled $75,000, losses totaled $15,000 and total proceeds from sales were $15.6 million.

The amortized cost and fair value of mortgage-backed securities at June 30, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to repay obligations with or without prepayment penalties (dollars in thousands):

	Amortized Cost	Fair Value
Due after one year through five years	$913	$914
Due after five years through ten years	6,586	6,535
Due after ten years	77,180	75,335
Total Mortgage-Backed Securities	$84,679	$82,784

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
June 30, 2018

(7)	Mortgage-Backed Securities (Continued)

The following table shows the fair value and gross unrealized losses on mortgage-backed securities and the length of time that the securities have been in a continuous unrealized loss position at June 30, 2018 and December 31, 2017 (dollars in thousands):

June 30, 2018:	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Government pass-throughs:
Ginnie Mae	$18,536	$(381)	$2,199	$(75)	$20,735	$(456)
Fannie Mae	13,921	(452)	-	-	13,921	(452)
Freddie Mac	13,215	(397)	-	-	13,215	(397)
Private pass-throughs	21,390	(237)	2,872	(47)	24,262	(284)
Collateralized mortgage obligations	3,950	(125)	4,896	(190)	8,846	(315)

Total	$71,012	$(1,592)	$9,967	$(312)	$80,979	$(1,904)

December 31, 2017:	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Government pass-throughs:
Ginnie Mae	$12,231	$(87)	$2,591	$(44)	$14,822	$(131)
Fannie Mae	3,227	(8)	-	-	3,227	(8)
Freddie Mac	5,949	(14)	-	-	5,949	(14)
Private pass-throughs	12,559	(113)	-	-	12,559	(113)
Collateralized mortgage obligations	5,968	(79)	1,191	(39)	7,159	(118)

Total	$39,934	$(301)	$3,782	$(83)	$43,716	$(384)

At June 30, 2018, the Company held 69 mortgage-backed securities in an unrealized loss position. The decline in the fair value of these securities resulted primarily from interest rate fluctuations. The Company does not intend to sell these securities nor is it more likely than not that the Company would be required to sell these securities before their anticipated recovery, and the Company believes the collection of the investment and related interest is probable. Based on the above, the Company considers all of the unrealized loss to be temporary impairment loss.

Mortgage-backed securities with a carrying value of $11.0 million and $25.5 million were pledged to secure repurchase agreements and public fund accounts at June 30, 2018 and December 31, 2017, respectively.

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
June 30, 2018

(8)	Loans Receivable and Related Allowance for Loan Losses

The following table summarizes the primary segments of the loan portfolio, and the related allowance for loan losses, as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	Real Estate Loans
	One-to-four-		Home
	family	Commercial	Equity Loans
	Residential and	Real	and Lines	Commercial	Other
	Construction	Estate	of Credit	Business	Loans	Total
June 30, 2018:
Collectively evaluated for impairment	$256,933	$304,573	$125,036	$51,165	$1,233	$738,940
Individually evaluated for impairment	-	295	-	-	-	295
Total loans before allowance for loan losses	$256,933	$304,868	$125,036	$51,165	$1,233	$739,235

December 31, 2017:
Collectively evaluated for impairment	$261,715	$300,702	$130,915	$56,122	$1,413	$750,867
Individually evaluated for impairment	-	295	-	-	-	295
Total loans before allowance for loan losses	$261,715	$300,997	$130,915	$56,122	$1,413	$751,162

Total loans at June 30, 2018 and December 31, 2017 were net of deferred loan fees of $243,000 and $276,000, respectively.

Included in total loans above are loans acquired from Allegheny Valley at the acquisition date, net of fair value adjustments of (dollars in thousands):

Real Estate Loans
	One-to-four-		Home
	family	Commercial	Equity Loans
	Residential and	Real	and Lines	Commercial	Other
	Construction	Estate	of Credit	Business	Loans	Total

April 7, 2017	$66,995	$160,626	$51,759	$26,841	$5,515	$311,736

As a result of the acquisition of Allegheny Valley, the Company added $2.5 million of loans that were accounted for in accordance with ASC 310-30.  Based on a review of the loans acquired by senior lending management, which included an analysis of credit deterioration of the loans since origination, the Company recorded a specific credit fair value adjustment of $2.5 million.  For loans that were acquired with specific evidence of deterioration in credit quality, loan losses will be accounted for through a reduction of the specific reserve and will not impact the allowance for loan losses. For loans acquired without a deterioration of credit quality, losses incurred will result in adjustments to the allowance for loan losses through the allowance for loan loss adequacy calculation.  As of June 30, 2018, the outstanding balance of ASC 310-30 loans acquired from Allegheny Valley was $0 and the carrying value was $0 as all loans with a specific mark were charged off against that mark during the June 30, 2017 quarter, with no resulting impact on net income.

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
June 30, 2018

(8)	Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents the components of the purchase accounting adjustments related to the purchased credit-impaired loans acquired:

Contractually required principal and interest	$2,467
Non-accretable discount	(2,467)
Expected cash flows	–
Accretable discount	–
Estimated fair value	$-

There was no amortizable yield for purchased credit-impaired loans for the three and six month period ended June 30, 2018.

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

Management evaluates individual loans in all of the commercial segments for possible impairment if the relationship is greater than $200,000, and if the loan is in nonaccrual status, risk-rated Substandard or Doubtful, greater than 90 days past due or represents a troubled debt restructuring. Loans are considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The definition of “impaired loans” is not the same as the definition of “nonaccrual loans,” although the two categories overlap. The Company may choose to place a loan on nonaccrual status due to payment delinquency or uncertain collectability, while not classifying the loan as impaired if the loan is not a commercial business or commercial real estate loan. Factors considered by management in evaluating impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. The Company does not separately evaluate individual consumer and residential mortgage loans for impairment, unless such loan is part of a larger relationship that is impaired, has a classified risk rating, or is a trouble debt restructuring (“TDR”).

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
June 30, 2018

(8)	Loans Receivable and Related Allowance for Loan Losses (Continued)

Consistent with accounting and regulatory guidance, the Company recognizes a TDR when the Bank, for economic or legal reasons related to a borrower's financial difficulties, grants a concession to the borrower that would not normally be considered. Regardless of the form of concession granted, the Company's objective in offering a TDR is to increase the probability of repayment of the borrower's loan. To be considered a TDR, the borrower must be experiencing financial difficulties and the Company, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that would not otherwise be considered. The Company did not modify any loans as TDRs during the three month or six month periods ended June 30, 2018 or 2017 nor did it have any TDRs within the preceding year where a concession had been made that then defaulted during the three month or six month periods ending June 30, 2018 or 2017.

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary at June 30, 2018 and December 31, 2017 (dollars in thousands):

	Impaired Loans With Allowance		Impaired Loans Without Allowance	Total Impaired Loans
	Recorded	Related	Recorded	Recorded	Unpaid Principal
	Investment	Allowance	Investment	Investment	Balance
June 30, 2018:
Commercial real estate	$-	$-	$295	$295	$295
Total impaired loans	$-	$-	$295	$295	$295

December 31, 2017:
Commercial real estate	$-	$-	$295	$295	$295
Total impaired loans	$-	$-	$295	$295	$295

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Average investment in impaired loans:
Commercial real estate	$295	$422	$295	$422
	$295	$422	$295	$422

Interest income recognized on impaired loans	$-	$-	$-	$-

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
June 30, 2018

(8)	Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents the classes of the loan portfolio summarized by the aggregate Pass rating and the criticized ratings of Special Mention, Substandard and Doubtful within the Company’s internal risk rating system as of June 30, 2018 and December 31, 2017 (dollars in thousands):

		Special
	Pass	Mention	Substandard	Doubtful	Total
June 30, 2018:
Real estate loans:
One-to-four-family residential and construction	$255,000	$-	$1,933	$-	$256,933
Commercial real estate	299,124	4,930	814	-	304,868
Home equity loans and lines of credit	124,753	65	218	-	125,036
Commercial business loans	50,924	236	5	-	51,165
Other loans	1,223	-	10	-	1,233
Total	$731,024	$5,231	$2,980	$-	$739,235

December 31, 2017:
Real estate loans:
One-to-four-family residential and construction	$259,463	$211	$2,041	$-	$261,715
Commercial real estate	295,164	5,077	756	-	300,997
Home equity loans and lines of credit	130,763	-	152	-	130,915
Commercial business loans	55,878	239	5	-	56,122
Other loans	1,411	-	2	-	1,413
Total	$742,679	$5,527	$2,956	$-	$751,162

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due based on the loans’ contractual due dates. Management considers nonperforming loans to be those loans that are past due 90 days or more and are still accruing as well as all other nonaccrual loans. At June 30, 2018 there were 2 loans on non-accrual status that were less than 90 days past due. The following table presents the segments of the loan portfolio summarized by the past due status of the loans still accruing and nonaccrual loans as of June 30, 2018 and December 31, 2017 (dollars in thousands):

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
June 30, 2018

(8)	Loans Receivable and Related Allowance for Loan Losses (Continued)

		30-59 Days	60-89 Days		90 Days Past	Total
	Current	Past Due	Past Due	Non-Accrual	Due & Accruing	Loans
June 30, 2018:
Real estate loans:
One-to-four-family residential and construction	$254,979	$21	$-	$1,933	$-	$256,933
Commercial real estate	303,801	155	201	711	-	304,868
Home equity loans and lines of credit	124,690	128	-	218	-	125,036
Commercial business loans	51,100	7	44	5	9	51,165
Other loans	1,191	5	-	10	27	1,233
Total	$735,761	$316	$245	$2,877	$36	$739,235

December 31, 2017:
Real estate loans:
One-to-four-family residential and construction	$258,202	$1,342	$272	$1,899	$-	$261,715
Commercial real estate	299,888	338	15	756	-	300,997
Home equity loans and lines of credit	130,383	122	166	244	-	130,915
Commercial business loans	56,034	83	-	5	-	56,122
Other loans	1,376	14	1	3	19	1,413
Total	$745,883	$1,899	$454	$2,907	$19	$751,162

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

Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the ALL. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the ALL. Management utilizes an internally developed spreadsheet to track and apply the various components of the allowance. The following tables summarize the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of June 30, 2018 and December 31, 2017. Activity in the allowance is presented for the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
June 30, 2018

(8)	Loans Receivable and Related Allowance for Loan Losses (Continued)

	Real Estate Loans
	One-to-four-		Home
	family	Commercial	Equity Loans
	Residential and	Real	and Lines	Commercial	Other
	Construction	Estate	of Credit	Business	Loans	Total
Three Months Ended:
Balance March 31, 2018	$1,399	$2,122	$390	$270	$4	$4,185
Charge-offs	-	-	-	(11)	-	(11)
Recoveries	-	-	11	-	-	11
Provision	(216)	308	(16)	100	(1)	175
Balance June 30, 2018	$1,183	$2,430	$385	$359	$3	$4,360

Balance at March 31, 2017	$1,299	$1,687	$532	$255	$4	$3,777
Charge-offs	(1)	-	(6)	-	(4)	(11)
Recoveries	28	-	-	1	3	32
Provision	20	100	16	30	1	167
Balance at June 30, 2017	$1,346	$1,787	$542	$286	$4	$3,965

Six Months Ended:
Balance December 31, 2017	$1,384	$2,003	$400	$333	$7	$4,127
Charge-offs	-	(9)	-	(11)	(2)	(22)
Recoveries	69	-	11	-	-	80
Provision	(270)	436	(26)	37	(2)	175
Balance June 30, 2018	$1,183	$2,430	$385	$359	$3	$4,360

Balance at December 31, 2016	$1,280	$1,787	$547	$211	$12	$3,837
Charge-offs	(42)	-	(6)	(1)	(22)	(71)
Recoveries	28	-	-	1	3	32
Provision	80	-	1	75	11	167
Balance at June 30, 2017	$1,346	$1,787	$542	$286	$4	$3,965

	Real Estate Loans
	One-to-four-		Home
	family	Commercial	Equity Loans
	Residential and	Real	and Lines	Commercial	Other
Three Months Ended:	Construction	Estate	of Credit	Business	Loans	Total
Evaluated for Impairment:
Individually	$-	$-	$-	$-	$-	$-
Collectively	1,183	2,430	385	359	3	4,360
Balance at June 30, 2018	$1,183	$2,430	$385	$359	$3	$4,360

Evaluated for Impairment:
Individually	$-	$-	$-	$-	$-	$-
Collectively	1,384	2,003	400	333	7	4,127
Balance at December 31, 2017	$1,384	$2,003	$400	$333	$7	$4,127

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
June 30, 2018

(8)	Loans Receivable and Related Allowance for Loan Losses (Continued)

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

Foreclosed assets acquired in the settlement of loans are carried at fair value less estimated costs to sell and are included in foreclosed real estate on the Consolidated Statement of Financial Condition. As of June 30, 2018 and December 31, 2017, foreclosed real estate totaled $354,000 and $419,000, respectively. As of June 30, 2018, the $354,000 included two residential properties acquired through foreclosure, prior to the period end. As of June 30, 2018, the Company had initiated formal foreclosure procedures on $1.5 million of loans, consisting of $1.0 million in one-to-four family residential loans, a $53,000 home equity loan and $463,000 in commercial real estate loans.

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

On July 25, 2012, certain directors and officers of the Company were awarded an aggregate of 278,075 options to purchase shares of common stock and 111,300 restricted shares of common stock. The awards vested over five years at the rate of 20% per year and the stock options have a ten year contractual life from the date of grant. The Company recognized expense associated with the restricted share awards over the five year vesting period. Remaining shares available to be issued under the stock option and restricted stock plans were 69,742 and 27,826, respectively as of June 30, 2018.

As a result of the merger with Allegheny Valley on April 7, 2017, the Company assumed the Allegheny Valley stock plans allowing for the issuance of an additional 77,634 shares of Standard AVB Financial Corp. stock, of which 249 shares expired on April 10, 2017. The plans provide for the granting of incentive stock options (as defined in section 422 of the Internal Revenue Code), nonstatutory stock options, restricted stock, and stock appreciation rights to eligible employees and directors. The plans had an original term of ten years and they are administered by the Board of Directors or a committee designated by the Board of Directors.

The Company’s common stock closed at $16.50 per share on July 25, 2012, which is the exercise price of the options granted on that date. The estimated fair value of the stock options was $423,000, before the impact of income taxes. The per share weighted-average fair value of stock options granted with an exercise price equal to the market value on July 25, 2012 was $1.52 using the following Black-Scholes option pricing model assumptions: expected life of 7.5 years, expected dividend rate of 1.13%, risk-free interest rate of 1.10% and an expected volatility of 9.5% based on historical results of the stock prices of a bank peer group. At and for the three and six months ended June 30, 2018, the options were fully vested and there was no compensation expense recognized. Compensation expense on the options was $19,000 with a related tax benefit recorded of $2,000 for the three months ended June 30, 2017 and $38,000, with a related tax benefit recorded of $4,000 for the six months ended June 30, 2017.

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
June 30, 2018

(10) Stock Based Compensation (Continued)

The following table summarizes transactions regarding the options under the plans:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2017	302,231	$17.25	4.11
Granted	-	-
Exercised	(10,884)	19.30
Forfeited	-	-
Outstanding at June 30, 2018	291,347	$17.18	3.66
Exercisable at June 30, 2018	291,347	$17.18

On July 25, 2012, the date of grant, the fair value of the restricted stock awards was approximately $1.8 million, before the impact of income taxes. During the six months ended June 30, 2018, there were no restricted stock awards granted or forfeited. At and for the three and six months ended June 30, 2018, the existing restricted stock awards were fully vested and there was no compensation expense recognized. Compensation expense on the grants was $92,000 with a related tax benefit recorded of $30,000 for the three months ended June 30, 2017 and $183,000, with a related tax benefit recorded of $61,000 for the six months ended June 30, 2017.

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

Compensation expense is equal to the fair value of the shares committed to be released and unallocated ESOP shares are excluded from outstanding shares for purposes of computing earnings per share. Compensation expense related to the ESOP of $110,000 and $97,000 was recognized during the three months ended June 30, 2018 and 2017, respectively. Compensation expense related to the ESOP of $218,000 and $192,000 was recognized during the six months ended June 30, 2018 and 2017, respectively. Dividends on unallocated shares are not treated as ordinary dividends and are instead used to repay the ESOP loan and recorded as compensation expense.

As of June 30, 2018, the ESOP held a total of 255,786 shares of the Company’s stock, and there were 173,458 unallocated shares. The fair market value of the unallocated ESOP shares was $5.3 million at June 30, 2018.

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

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
June 30, 2018

(12) Pension Information (Continued)

Net periodic pension (benefit) cost was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Interest Cost	$33	$36	$66	$108
Expected return on plan assets	(41)	(40)	(82)	(120)
Amortization of net loss	3	23	6	69
Settlement obligation	30	-	30	105
Net periodic pension cost	$25	$19	$20	$162

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

Investment, Mortgage-Backed and Equity Securities Available for Sale

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

On a quarterly basis, management reviews the pricing information received from the Company’s third-party pricing service.  This review process includes a comparison to non-binding third-party broker quotes, as well as a review of market-related conditions impacting the information provided by the Company’s third-party pricing service.  Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume or frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs.  As of June 30, 2018 and December 31, 2017, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.  On a quarterly basis, management also reviews a sample of securities priced by the Company’s third-party pricing service to review significant assumptions and valuation methodologies used.  Based on this review, management determines whether the current placement of the security in the fair value hierarchy is appropriate or whether transfers may be warranted.

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
June 30, 2018

(13) Fair Value of Assets and Liabilities (Continued)

The following table presents the assets measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 by level within the fair value hierarchy (dollars in thousands):

June 30, 2018:	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. government and agency obligations	$-	$8,202	$-	$8,202
Corporate bonds	-	2,256	-	2,256
Municipal obligations	-	47,919	-	47,919
Total investment securities available for sale	-	58,377	-	58,377
Equity securities available for sale	4,609	-	-	4,609
Mortgage-backed securities available for sale	-	82,784	-	82,784

Total recurring fair value measurements	$4,609	$141,161	$-	$145,770

December 31, 2017:	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. government and agency obligations	$-	$8,340	$-	$8,340
Corporate bonds	-	2,272	-	2,272
Municipal obligations	-	50,777	-	50,777
Equity securities	4,170	-	-	4,170
Total investment securities available for sale	4,170	61,389	-	65,559
Mortgage-backed securities available for sale	-	67,630	-	67,630

Total recurring fair value measurements	$4,170	$129,019	$-	$133,189

Assets Measured at Fair Value on a Nonrecurring Basis

The following table presents the assets measured at fair value on a nonrecurring basis as of June 30, 2018 and December 31, 2017 by level within the fair value hierarchy (dollars in thousands):

June 30, 2018:	Level 1	Level 2	Level 3	Total
Foreclosed real estate	$-	$-	$354	$354
Impaired loans	-	-	295	295
Total nonrecurring fair value measurements	$-	$-	$649	$649

December 31, 2017:	Level 1	Level 2	Level 3	Total
Foreclosed real estate	$-	$-	$419	$419
Impaired loans	-	-	295	295
Total nonrecurring fair value measurements	$-	$-	$714	$714

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
June 30, 2018

(13) Fair Value of Assets and Liabilities (Continued)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Company uses level 3 inputs to determine fair value (dollars in thousands):

			Quantitative Information about Level 3 Fair Value Measurements
	June 30,	December 31,	Valuation	Unobservable
	2018	2017	Techniques	Input	Range
Foreclosed real estate	$354	$419	Appraisal of	Appraisal adjustments (2)	0% to 40%
			collateral (1)	Liquidation expenses (2)	0% to 10%

Impaired loans	$295	$295	Fair value of	Appraisal adjustments (2)	0% to 20%
			collateral (1), (3)	Liquidation expenses (2)	0% to 10%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
June 30, 2018

(13) Fair Value of Assets and Liabilities (Continued)

The following table presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
June 30, 2018:
Financial Instruments - Assets:
Cash on hand and due from banks (1)	$3,171	$3,171	$3,171	$-	$-
Interest-earning deposits in other institutions (1)	24,810	24,810	24,810	-	-
Certificate of deposit (1)	499	499	499	-	-
Investment securities (2)	58,377	58,377	-	58,377	-
Mortgage-backed securities (2)	82,784	82,784	-	82,784	-
Equity Securities (3)	4,609	4,609	4,609	-	-
Federal Home Loan Bank stock (1)	8,535	8,535	8,535	-	-
Loans receivable (1) (4)	734,875	725,523	-	-	725,523
Bank-owned life insurance (1)	22,304	22,304	22,304	-	-
Accrued interest receivable (1)	2,707	2,707	2,707	-	-
Financial Instruments - Liabilities:
Demand, savings and club accounts (1)	$489,994	$489,994	$489,994	$-	$-
Certificate deposit accounts (1)	228,728	226,176	-	-	226,176
Federal Home Loan Bank advances (1)	121,103	119,786	-	-	119,786
Securities sold under agreements to repurchase (1)	4,378	4,378	4,378	-	-
Accrued interest payable (1)	1,002	1,002	1,002	-	-

December 31, 2017:
Financial Instruments - Assets:
Cash on hand and due from banks	$3,523	$3,523	$3,523	$-	$-
Interest-earning deposits in other institutions	12,742	12,742	12,742	-	-
Certificate of deposit	749	749	749	-	-
Investment securities	65,559	65,559	4,170	61,389	-
Mortgage-backed securities	67,630	67,630	-	67,630	-
Federal Home Loan Bank stock	9,468	9,468	9,468	-	-
Loans receivable	747,035	747,371	-	-	747,371
Bank-owned life insurance	22,040	22,040	22,040	-	-
Accrued interest receivable	2,657	2,657	2,657	-	-
Financial Instruments - Liabilities:
Demand, savings and club accounts	$482,902	$482,902	$482,902	$-	$-
Certificate deposit accounts	211,944	211,454	-	-	211,454
Federal Home Loan Bank short-term borrowings	27,021	27,021	27,021	-	-
Federal Home Loan Bank advances	107,652	107,223	-	-	107,223
Securities sold under agreements to repurchase	4,240	4,240	4,240	-	-
Accrued interest payable	993	993	993	-	-

(1) The financial instrument is carried at amortized cost at June 30, 2018.

(2) The financial instrument is carried at fair value through other comprehensive income at June 30, 2018.

(3) The financial instrument is carried at fair value through net income at June 30, 2018.

(4) In accordance with the prospective adoption of ASU 2016-01, the fair value of loans as of June 30, 2018 was measured using an exit price notion. The fair value of loans as of December 31, 2017 was measured using an entry price notion.

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
June 30, 2018

(14) Accumulated Other Comprehensive Income

The following tables present the significant amounts reclassified out of accumulated other comprehensive income (loss) and the changes in accumulated other comprehensive income by component for the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

	Unrealized Gains (Losses) on	Unrecognized
	Available for Sale	Pension
	Securities	Costs	Total
Balance as of March 31, 2018	$(1,519)	$(310)	$(1,829)

Other comprehensive loss before reclassification	(313)	-	(313)
Amount reclassified from accumulated other comprehensive income	13	19	32
Total other comprehensive (loss) income	(300)	19	(281)

Balance as of June 30, 2018	$(1,819)	$(291)	$(2,110)

Balance as of December 31, 2017	$840	$(312)	$528

Other comprehensive loss before reclassification	(2,256)	-	(2,256)
Amount reclassified from accumulated other comprehensive income	13	21	34
Total other comprehensive (loss) income	(2,243)	21	(2,222)

Change in accounting principle for adoption of ASU 2016-01	(416)	-	(416)

Balance as of June 30, 2018	$(1,819)	$(291)	$(2,110)

	Amount Reclassified
	from Accumulated	Affected Line on
	Other Comprehensive	the Consolidated
	Income (Loss)	Statements of Income
Three months ended June 30, 2018:
Unrealized losses on available for sale securities	$17	Net gains (losses) on sales of securities
	(4)	Income tax expense (benefit)
	$13	Net of tax

Amortization of defined benefit items: Actuarial loss	$3	Other operating expenses
Distribution settlement	$21	Other operating expenses
	(5)	Income tax expense (benefit)
	$19	Net of tax
Total reclassification for the period	$32	Net income

Six months ended June 30, 2018:
Unrealized losses on available for sale securities	$17	Net gains (losses) on sales of securities
	(4)	Income tax expense (benefit)
	$13	Net of tax

Amortization of defined benefit items: Actuarial loss	$6	Other operating expenses
Distribution settlement	$21	Other operating expenses
	(6)	Income tax expense (benefit)
	$21	Net of tax
Total reclassification for the period	$34	Net income

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
June 30, 2018

(14) Accumulated Other Comprehensive Income (Continued)

	Unrealized Gains (Losses) on	Unrecognized
	Available for Sale	Pension
	Securities	Costs	Total
Balance as of March 31, 2017	$196	$(620)	$(424)

Other comprehensive income before reclassification	1,001	-	1,001
Amount reclassified from accumulated other comprehensive income	(38)	15	(23)
Total other comprehensive income	963	15	978

Balance as of June 30, 2017	$1,159	$(605)	$554

Balance as of December 31, 2016	$(31)	$(745)	$(776)

Other comprehensive income before reclassification	1,185	-	1,185
Amount reclassified from accumulated other comprehensive income	5	140	145
Total other comprehensive income	1,190	140	1,330

Balance as of June 30, 2017	$1,159	$(605)	$554

	Amount Reclassified
	from Accumulated	Affected Line on
	Other Comprehensive	the Consolidated
	Income (Loss)	Statements of Income
Three months ended June 30, 2017:
Unrealized gains on available for sale securities	$(57)	Net gains (losses) on sales of securities
	19	Income tax expense (benefit)
	$(38)	Net of tax

Amortization of defined benefit items: Actuarial loss	$23	Other operating expenses
	(8)	Income tax expense (benefit)
	$15	Net of tax
Total reclassification for the period	$(23)	Net income

Six months ended June 30, 2017:
Unrealized losses on available for sale securities	$7	Net gains (losses) on sales of securities
	(2)	Income tax expense (benefit)
	$5	Net of tax

Amortization of defined benefit items: Actuarial loss	$69	Other operating expenses
Distribution settlement	144	Other operating expenses
	(73)	Income tax expense
	$140	Net of tax
Total reclassification for the period	$145	Net income

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
June 30, 2018

(15) Revenue Recognition

Effective January 1, 2018, the Company adopted ASU No. 2014-09 Revenue from Contracts with Customers - Topic 606 and all subsequent ASUs that modified Topic 606. As stated in Note 1 Summary of Significant Accounting Policies, the Company elected to apply the standard utilizing the modified retrospective approach with a cumulative effect of adoption for the impact from uncompleted contracts at the date of adoption. However, the implementation of the new standard did not have a material impact on the measurement or recognition of revenue of prior periods; as such, a cumulative effect adjustment to opening retained earnings was not deemed necessary. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under Topic 605. Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain noninterest income streams such as loan servicing fees, gains on the sale of loans, earnings on bank-owned life insurance, and gains on the sale of investments are also not within the scope of the new guidance. As a result, no changes were made during the period related to these sources of revenue.

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

Investment Management Fees

Investment management fees include three basic components including brokerage commissions, trailers and advisory fees. Brokerage commissions are fees earned from the sale of annuities, stocks, bonds, mutual funds and insurance products and are recognized in the month following the settlement date, which is when the Company has satisfied its performance obligation (that is successful consummation of trade in a compliant manner) and is paid. The Company also receives periodic services fees (i.e. trailers) from mutual fund companies typically based on a percentage of market value and are paid quarterly. Advisory fees are earned over time and based on an annual percentage rate of the market value of the accounts. Advisory fees are charged to customer’s accounts, on a quarterly basis, “in advance” beginning in the first month of account opening and funding in accordance with a customer signed agreement. The first quarter’s pro-rated initial advisory fees are then paid to the Company the month after the account is opened and funded. Thereafter the first pro-rated quarter, advisory fees are paid to the Company monthly with 1/3 of the quarterly fee being earned each month.

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
June 30, 2018

(15) Revenue Recognition (Continued)

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Noninterest income
In scope of Topic 606:
Service charges on deposit accounts	$615	$631	$1,222	$968
Investment management fees	195	122	327	194
Noninterest income (in-scope of Topic 606)	810	753	1,549	1,162
Noninterest income (out-of-scope of Topic 606)	466	492	836	617
Total noninterest income	$1,276	$1,245	$2,385	$1,779

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of June 30, 2018 and December 31, 2017, the Company did not have any significant contract balances.

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

Under the terms of the Merger Agreement, each outstanding share of Allegheny Valley common stock was converted into the right to receive 2.083 shares of Standard AVB Financial Corp. common stock and cash in lieu of fractional shares (the “Merger Consideration”). As of the closing date, there were 1,040,924 outstanding shares of Allegheny Valley common stock which resulted in a total of 2,168,097 shares of Standard AVB Financial Corp. common stock issued for exchange, subject to adjustment for fractional shares. Cash for any fractional shares of Standard AVB Financial Corp. common stock was based on $26.60 for each whole share, based on the average closing price of Standard Financial common stock for the five trading days immediately preceding the merger date. In addition, each option to purchase Allegheny Valley common stock was converted into an option to purchase Standard AVB Financial Corp. common stock at the same terms and conditions as were applicable prior to the holding company merger, except that the number of shares of Standard AVB Financial Corp. common stock issuable upon exercise of a converted option was adjusted by multiplying the number of shares of Allegheny Valley common stock issuable by 2.083. Additionally, the exercise price per share of a converted option was adjusted by dividing the exercise price per share of the Allegheny Valley option by 2.083. Additionally, at the consummation of the holding company merger, each Allegheny Valley restricted stock award became fully vested and was converted into the right to receive the Merger Consideration.

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
June 30, 2018

(16) Merger with Allegheny Valley Bancorp, Inc. (Continued)

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

+

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
June 30, 2018

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

The Company recorded goodwill and other intangibles associated with the merger totaling $21.3 million. Goodwill is not amortized, but is periodically evaluated for impairment. The Company did not recognize any impairment during the three or six months ended June 30, 2018. The carrying amount of goodwill at June 30, 2018 related to the Allegheny Valley merger was $17.1 million, of which none is deductible for tax purposes.

Identifiable intangibles are amortized to their estimated residual values over the expected useful lives of such assets. The gross carrying amount of the core deposit intangible at June 30, 2018 was $2.9 million with $1.2 million of accumulated amortization as of that date.

As of June 30, 2018, the remaining current year and estimated future amortization expense for the core deposit intangible is (dollars in thousands):

2018	$386
2019	628
2020	472
2021	352
2022	325
2023	325
2024	325
2025	81

$2,894

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides further detail to the financial condition and results of operations of the Company. The section should be read in conjunction with the notes and unaudited consolidated financial statements presented elsewhere in this report.

The Company’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of June 30, 2018 have remained unchanged from the disclosures presented in the Company’s audited financial statements for the year ended December 31, 2017 contained in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission on April 2, 2018.

Standard AVB Financial Corp. is a Maryland corporation that provides a wide array of retail and commercial financial products and services to individuals, families and businesses through 17 banking offices located in the Pennsylvania counties of Allegheny, Westmoreland and Bedford and Allegany County, Maryland through its wholly-owned subsidiary Standard Bank.

Comparison of Financial Condition at June 30, 2018 and December 31, 2017

General. The Company’s total assets as of June 30, 2018 were $982.9 million compared to $972.6 million at December 31, 2017, an increase of $10.3 million. The increase is primarily due to an increase in cash and cash equivalents and mortgage-backed securities, partially offset by a decreases in investment securities and loans receivable.

Cash and Cash Equivalents. Cash and cash equivalents increased $11.7 million, or 72.0%, to $28.0 million at June 30, 2018 from $16.3 million at December 31, 2017. The increase primarily resulted from customer deposits and loan repayments, partially offset by purchases of mortgage-backed securities and repayments of short-term borrowings.

Investment Securities. Investment securities available for sale decreased $3.0 million, or 4.9%, to $58.4 million at June 30, 2018 from $61.4 million at December 31, 2017 when excluding equity securities which are discussed below. Purchases of municipal bonds were $3.0 million, offset by sales of $4.8 million during the six months ended June 30, 2018. Additionally, there was a $1.2 million decrease in the unrealized gain on investment securities during the period when excluding equity securities.

Equity Securities. Equity securities available for sale increased $439,000, or 10.5%, to $4.6 million at June 30, 2018 from $4.2 million at December 31, 2017. The $4.2 million was included with investment securities in the December 31, 2017 Consolidated Statement of Financial Condition. Purchases of equity securities totaling $554,000 were partially offset by sales of $331,000 during the six months ended June 30, 2018.

Mortgage-Backed Securities. The Company’s mortgage-backed securities available for sale increased $15.2 million, or 22.4%, to $82.8 million at June 30, 2018 from $67.6 million at December 31, 2017. Purchases of mortgage-backed securities totaled $22.1 million, partially offset by repayments of $5.1 million during the six month period. There were no sales of mortgage-backed securities during the six months ended June 30, 2018.

Loans. At June 30, 2018, net loans were $734.9 million, or 74.8% of total assets compared to $747.0 million, or 76.8% of total assets at December 31, 2017. The $12.2 million, or 1.6%, decrease in total loans was primarily due to scheduled repayments, pay downs on lines of credit and payoffs, partially offset by loan production during the six month period. Included in the total decrease to loans receivable as of June 30, 2018 were decreases in 1-4 family residential and construction loans, commercial business loans and home equity loans and lines of credit of $4.8 million or 1.8%, $5.0 million or 8.8%, $5.9 million or 4.5%, respectively. These decreases were partially offset by an increase in commercial real estate loans of $3.9 million, or 1.3%.

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

Deposits increased $23.9 million, or 3.4%, to $718.7 million at June 30, 2018 from $694.8 million at December 31, 2017. There were increases of $16.8 million in certificate of deposit accounts and $7.1 million in demand and savings accounts during the six months ended June 30, 2018. The increase in certificate accounts is reflective of customers re-entering the certificate of deposit market as rates are now rising after years of being stagnant. The Bank has offered attractive rates and terms on certificates of deposit during the current quarter. The increases in demand and savings accounts include $5 million received from the Commonwealth of Pennsylvania and normal fluctuations due to customer transaction activity during the period.

Borrowings. Borrowings consist of overnight borrowings and advances from the Federal Home Loan Bank of Pittsburgh and funds borrowed under repurchase agreements. Short-term borrowings were paid down to $0 at June 30, 2018 from $27.0 million at December 31, 2017. Proceeds from short-term borrowings of $138.5 million were offset by the repayment of $165.5 million. Federal Home Loan Bank advances increased $13.5 million to $121.1 million from $107.7 million at December 31, 2017. The increase in advances was due to $30.0 million in additional advances entered into during the period as a result of the decision to term out short-term borrowings partially offset by $16.5 million principal repayments made on existing advances.

Stockholders’ Equity. Stockholders’ equity increased $602,000 or 0.5%, to $134.6 million at June 30, 2018 from $134.0 million at December 31, 2017. The increase was a result of net income of $4.7 million for the six months ended June 30, 2018, offset by dividends paid during the period of $2.1 million as well as a decrease of $2.2 million in accumulated other comprehensive income as a result of changes in market values during the period.

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

	For the Three Months Ended June 30,
(Dollars in thousands)	2018			2017
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
Interest-earning assets:
Loans	$743,732	$7,996	4.28%	$714,795	$7,202	4.00%
Investment and mortgage-backed securities	148,108	982	2.65%	152,737	984	2.56%
FHLB stock	8,819	161	7.32%	8,184	90	4.47%
Interest-earning deposits	17,730	56	1.25%	19,291	36	0.70%
Total interest-earning assets	918,389	9,195	3.99%	895,007	8,312	3.74%
Noninterest-earning assets	61,853			68,392
Total assets	$980,242			$963,399
Interest-bearing liabilities:
Savings accounts	$152,480	52	0.14%	$157,177	46	0.12%
Certificates of deposit	221,589	935	1.69%	215,221	733	1.37%
Money market accounts	96,836	110	0.46%	100,848	59	0.23%
Demand and NOW accounts	99,637	50	0.20%	91,989	34	0.15%
Total interest-bearing deposits	570,542	1,147	0.81%	565,235	872	0.62%
Federal Home Loan Bank borrowings	133,063	660	1.98%	117,275	383	1.57%
Securities sold under agreements to repurchase	5,265	2	0.15%	2,373	1	0.17%
Total interest-bearing liabilities	708,870	1,809	1.03%	684,883	1,256	0.74%
Noninterest-bearing deposits	134,531			140,895
Noninterest-bearing liabilities	3,435			6,677
Total liabilities	846,836			832,455
Stockholders' equity	133,406			130,944
Total liabilities and stockholders' equity	$980,242			$963,399

Net interest income		$7,386			$7,056
Net interest rate spread (1)			2.96%			3.00%
Net interest-earning assets (2)	$209,519			$210,124
Net interest margin (3)			3.23%			3.17%
Average interest-earning assets to interest- bearing liabilities	129.56%			130.68%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Six Months Ended June 30,
(Dollars in thousands)	2018			2017
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
Interest-earning assets:
Loans	$747,195	$15,913	4.25%	$553,423	$10,962	3.94%
Investment and mortgage-backed securities	144,595	1,893	2.62%	106,047	1,323	2.50%
FHLB stock	9,162	322	7.08%	5,676	128	4.55%
Interest-earning deposits	16,967	106	1.26%	11,875	47	0.80%
Total interest-earning assets	917,919	18,234	3.97%	677,020	12,460	3.67%
Noninterest-earning assets	62,242			50,143
Total assets	$980,161			$727,163
Interest-bearing liabilities:
Savings accounts	$152,448	103	0.14%	130,146	83	0.13%
Certificates of deposit	217,033	1,713	1.59%	177,631	1,317	1.50%
Money market accounts	96,691	209	0.44%	63,080	82	0.26%
Demand and NOW accounts	97,847	97	0.20%	82,503	57	0.14%
Total interest-bearing deposits	564,019	2,122	0.76%	453,360	1,539	0.68%
Federal Home Loan Bank borrowings	139,709	1,315	1.89%	82,273	576	1.40%
Securities sold under agreements to repurchase	5,576	4	0.13%	2,373	1	0.08%
Total interest-bearing liabilities	709,304	3,441	0.98%	538,006	2,116	0.79%
Noninterest-bearing deposits	133,708			82,070
Noninterest-bearing liabilities	3,629			4,714
Total liabilities	846,641			624,790
Stockholders' equity	133,520			102,373
Total liabilities and stockholders' equity	$980,161			$727,163

Net interest income		$14,793			$10,344
Net interest rate spread (1)			2.99%			2.88%
Net interest-earning assets (2)	$208,615			$139,014
Net interest margin (3)			3.25%			3.09%
Average interest-earning assets to interest- bearing liabilities	129.41%			125.84%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended June 30, 2018 and 2017

General. Net income for the quarter ended June 30, 2018 was $2.5 million compared to $385,000 for the quarter ended June 30, 2017, an increase of $2.1 million, or 547.8%. Earnings per share for the current period was $0.54 for basic and $0.53 for fully diluted compared to $0.09 for basic and $0.08 for fully diluted for the similar period in 2017. Net income for the quarter ended June 30, 2017 was significantly impacted by merger related expenses of $2.8 million related to the acquisition of Allegheny Valley Bank during the quarter.

The Company’s annualized return on average assets (ROA) and return on average equity (ROE) for the quarter were 1.02% and 7.50%, respectively, compared to 0.16% and 1.18% for the same period in 2017.

Net Interest Income. Net interest income for the quarter ended June 30, 2018 was $7.4 million, an increase of 4.7% compared to the $7.1 million reported for the quarter ended June 30, 2017. Our net interest rate spread and net interest margin were 2.96% and 3.23%, respectively for the three months ended June 30, 2018, compared to 3.00% and 3.17% for the three months ended June 30, 2017, respectively.

Interest and Dividend Income. Total interest and dividend income increased by $883,000, or 10.6%, to $9.2 million for the three months ended June 30, 2018 compared to $8.3 million for the same period in the prior year. The increase was primarily due to an increase in the average balance of loans as well as increases in the average yields on all interest-earning assets. The average yield on interest-earning assets increased to 3.99% for the three months ended June 30, 2018 from 3.74% for the same period in the prior year.

Interest income on loans increased $794,000, or 11.0%, to $8.0 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The average yield on loans receivable increased to 4.28% for the three months ended June 30, 2018 from 4.00% for the same period in the prior year. The increase in the average yield was primarily attributable to adjustable rate loans resetting higher as a result of increases in the Fed Funds target rate as well as new loan originations being booked at those higher interest rates during the period. Average loans receivable increased by $28.9 million, or 4.0%, to $743.7 million for the three months ended June 30, 2018 from $714.8 million for the same period in the prior year.

Interest income on FHLB stock increased $71,000, or 78.9%, to $161,000 for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The increase is primarily due to the increase in the average yield to 7.32% for the three months ended June 30, 2018 from 4.47% for the same period in the prior year. The FHLB increased the dividend yield on both activity and membership stock as of the fourth quarter of 2017. The additional dividend income to true up the 2017 quarter was received in 2018. Additionally, the average balance of FHLB stock increased $635,000, or 7.8%, to $8.8 million for the three months ended June 30, 2018 compared to the prior period.

Interest Expense. Total interest expense increased by $553,000, or 44.0%, to $1.8 million for the three months ended June 30, 2018 from $1.3 million for the same period in the prior year. The increase in interest expense was due to an increase in the average balance of interest-bearing liabilities of $24.0 million, or 3.5%, to $708.9 million for the three months ended June 30, 2018 from $684.9 million for the same period in the prior year, due primarily increases in borrowings. Additionally, the average cost of interest-bearing liabilities increased to 1.03% for the three months ended June 30, 2018 from 0.74% for the same prior year period.

Interest expense on deposits increased by $275,000, or 31.5%, to $1.1 million for the three months ended June 30, 2018 from $872,000 for the same period in the prior year. The average balance of interest bearing deposits increased $5.3 million, or 0.9% for the three months ended June 30, 2018, compared to the prior period. The increase is due primarily to the net inflows in certificates of deposits as customer preferences shift from short-term deposits to longer term certificates with the rise in interest rates. The average cost of interest bearing deposits increased to 0.81% for the three months ended June 30, 2018 from 0.62% for the three months ended June 30, 2017.

Interest expense on borrowed funds increased $277,000 or 72.3%, to $660,000 for the three months ended June 30, 2018 from $383,000 for the same period in the prior year. The average balance of borrowings increased $15.8 million, or 13.5%, to $133.1 million for the three months ended June 30, 2018 compared to the same period in the prior year. The increase is due to additional advances entered into since the prior period partially offset by normal amortization and payoffs. Additionally, the average cost of borrowings increased to 1.98% for the quarter ended June 30, 2018 from 1.57% for the quarter ended June 30, 2017.

Provision for Loan Losses. Provision for loan losses increased $8,000, or 4.8%, to $175,000 for the three months ended June 30, 2018, compared to $167,000 for the three months ended June 30, 2017. In management’s judgment, the allowance for loan losses is at a sufficient level that reflects the losses inherent in our loan portfolio relative to loan mix, economic conditions and historical loss experience. See “Non-Performing and Problem Assets” for additional information.

Noninterest Income. Noninterest income increased $31,000, or 2.5%, to $1.3 million for the three months ended June 30, 2018 compared to the same period in 2017. The increase was due to income recognized as a result of increases in the fair value of equity securities during the period as well as increased investment management fees. Those increases were offset to by decreases in net security and loan sale gains.

Noninterest Expenses. Noninterest expenses decreased by $2.3 million, or 29.6%, to $5.4 million for the three months ended June 30, 2018 compared to $7.6 million for the same period in the prior year. The decrease was primarily the result of there being no merger related expenses during the current period offset slightly by increases in compensation and employee benefits and other operating expenses.

Income Tax Expense. The Company recorded a provision for income tax of $638,000 for the three months ended June 30, 2018 compared to $140,000 for the three months ended June 30, 2017. The effective tax rate was 20.4% for the three months ended June 30, 2018 and 26.7% for the three months ended June 30, 2017. The increase in income tax expense was due primarily to the higher level of taxable income offset by the lower corporate tax rate of 21% which became effective January 1, 2018.

Comparison of Operating Results for the Six Months Ended June 30, 2018 and 2017

General. Net income for the six months ended June 30, 2018 was $4.7 million compared to $948,000 for the six months ended June 30, 2017, an increase of $3.7 million, or 390.9%. Earnings per share for the current period were $1.01 for basic and $0.98 for fully diluted compared to $0.28 for basic and $0.27 for fully diluted for the similar period in 2017. Net income for the six months ended June 30, 2017 was significantly impacted by merger related expenses of $3.1 million related to the acquisition of Allegheny Valley Bank completed after the close of business on April 7, 2017.

The Company’s annualized return on average assets (ROA) and return on average equity (ROE) for the six months were 0.96% and 7.03%, respectively, compared to 0.26% and 1.87% for the same period in 2017.

Net Interest Income. Net interest income for the six months ended June 30, 2018 was $14.8 million, an increase of $4.5 million, or 43.0%, compared to the $10.3 million reported for the six months ended June 30, 2017. Our net interest rate spread and net interest margin were 2.99% and 3.25%, respectively for the six months ended June 30, 2018, compared to 2.88% and 3.09% for the six months ended June 30, 2017, respectively.

Interest and Dividend Income. Total interest and dividend income increased by $5.8 million, or 46.3%, to $18.2 million for the six months ended June 30, 2018 compared to $12.5 million for the same period in the prior year. The increase was primarily due to an increase in the average balance of interest-earning assets which included interest-earning assets acquired through the Allegheny Valley merger for the entire six months during the current period. The average yield on interest-earning assets increased to 3.97% for the six months ended June 30, 2018 from 3.67% for the same period in the prior year.

Interest income on loans increased $5.0 million, or 45.2%, to $15.9 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The average yield on loans receivable increased to 4.25% for the six months ended June 30, 2018 from 3.94% for the same period in the prior year. The increase in the average yield was primarily attributable to adjustable rate loans resetting higher as a result of increases in the Fed Funds target rate as well as new loan originations being booked at those higher interest rates during the period. Average loans receivable increased by $193.8 million, or 35.0%, to $747.2 million for the six months ended June 30, 2018 from $553.4 million for the same period in the prior year due mainly to growth from the acquisition being reflected for the full six months in the current period.

Interest income on investment and mortgage-backed securities increased by $570,000, or 43.1%, to $1.9 million for the six months ended June 30, 2018. The increase was due primarily to an increase in the average balance of investment and mortgage backed securities of $38.5 million, or 36.3%, to $144.6 million for the six months ended June 30, 2018. The increase is due primarily to investment and mortgage-backed securities acquired being reflected for the full six months in the current period. In addition, the average yield earned on investments and mortgage-backed securities increased to 2.62% for the six months ended June 30, 2018 from 2.50% for the same period in the prior year.

Interest income on FHLB stock increased $194,000, or 151.6%, to $322,000 for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase is primarily due to an increase in the average balance of FHLB stock of $3.5 million, or 61.4%, to $9.2 million for the six months ended June 30, 2018 compared to the prior period due primarily to the acquisition. Additionally, the average yield on FHLB stock increased to 7.08% for the six months ended June 30, 2018 from 4.55% for the same period in the prior year. The FHLB increased the dividend yield on both activity and membership stock as of the fourth quarter of 2017. The additional dividend income to true up the 2017 quarter was received in 2018.

Interest Expense. Total interest expense increased by $1.3 million, or 62.6%, to $3.4 million for the six months ended June 30, 2018 from $2.1 million for the same period in the prior year. This increase in interest expense was due to an increase in the average balance of interest-bearing liabilities of $171.3 million, or 31.8%, to $709.3 million for the six months ended June 30, 2018 from $538.0 million for the same period in the prior year, due primarily to the inclusion of deposits and borrowings acquired from Allegheny Valley for the full six months in the current period. In addition, the average cost of interest-bearing liabilities increased to 0.98% for the six months ended June 30, 2018 from 0.79% for the same prior year period.

Interest expense on deposits increased by $583,000, or 37.9%, to $2.1 million for the six months ended June 30, 2018 from $1.5 million for the same period in the prior year. The average balance of interest bearing deposits increased $110.7 million, or 24.4% for the six months ended June 30, 2018, compared to the prior period. The increase is due primarily to the acquisition of Allegheny Valley being reflected for the full six months in the current period as well as net inflows in certificates of deposits as customer preferences shift from short-term deposits to longer term certificates with the rise in interest rates. The average cost of interest bearing deposits increased to 0.76% for the six months ended June 30, 2018 from 0.68% for the six months ended June 30, 2017.

Interest expense on borrowed funds increased $739,000 or 128.3%, to $1.3 million for the six months ended June 30, 2018 from $576,000 for the same period in the prior year. The average balance of borrowings increased $57.4 million, or 69.8%, to $139.7 million for the six months ended June 30, 2018 compared to the same period in the prior year due primarily to the borrowings assumed as a result of the acquisition and new advances entered into after June 30, 2017. The average cost of borrowings increased to 1.89% for the six months ended June 30, 2018 from 1.40% for the six months ended June 30, 2017.

Provision for Loan Losses. Provision for loan losses increased $8,000, or 4.8%, to $175,000 for the six months ended June 30, 2018, compared to $167,000 for the six months ended June 30, 2017. In management’s judgment, the allowance for loan losses is at a sufficient level that reflects the losses inherent in our loan portfolio relative to loan mix, economic conditions and historical loss experience. See “Non-Performing and Problem Assets” for additional information.

Noninterest Income. Noninterest income increased $606,000, or 34.1%, to $2.4 million for the six months ended June 30, 2018 from $1.8 million for the same period in 2017. The increase was due mainly to increased service charges, increases in the fair value of equity securities during the period, and higher investment management fees. The increases in service charges and investment management fees were primarily related to the acquisition being reflected for the full six months in the current period. Those increases were offset slightly by decreases in net loan sale gains and other income.

Noninterest Expenses. Noninterest expenses increased by $539,000, or 5.1%, to $11.1 million for the six months ended June 30, 2018 compared to $10.6 million for the same period in the prior year. The increase was due primarily to an increase in compensation and employee benefits expenses of $2.1 million for the six months ended June 30, 2018, which included $510,000 related to severance paid during the period. Additionally, there were increases in premises and occupancy expense of $418,000 and other operating expenses of $773,000 compared to the prior year period. All of these increases are reflective of the inclusion of Allegheny Valley operations for the full six months in the current period. Offsetting a large portion of the increases noted was a decrease in merger related expenses. The 2017 period included $3.1 million in merger expenses compared to $0 in the current period.

Income Tax Expense. The Company recorded a provision for income tax of $1.2 million for the six months ended June 30, 2018 compared to $412,000 for the six months ended June 30, 2017. The effective tax rate was 20.7% for the six months ended June 30, 2018 and 30.3% for the six months ended June 30, 2017. The increase in income tax expense was due primarily to the higher level of taxable income offset by the lower corporate tax rate of 21% which became effective January 1, 2018.

Non-Performing and Problem Assets

The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. At June 30, 2018 and December 31, 2017, we had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates).

	June 30,	December 31,
(Dollars in thousands)	2018	2017

Non-accrual loans:
One-to-four family residential and construction	$1,933	$1,899
Commercial real estate	711	756
Home equity loans and lines of credit	218	244
Commercial business	5	5
Other	10	3
Total nonaccrual loans	2,877	2,907
Loans past due 90 days and still accruing	36	19
Total non-performing loans	2,913	2,926
Foreclosed real estate	354	419
Total non-performing assets	$3,267	$3,345

Ratios:
Non-accrual loans to total loans	0.39%	0.39%
Non-performing loans to total loans	0.39%	0.39%
Non-performing assets to total assets	0.33%	0.34%
Allowance for loan losses to non-performing loans	149.67%	141.05%

Loans in process of foreclosure totaled $1.5 million at June 30, 2018.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments and sales, borrowings from the Federal Home Loan Bank of Pittsburgh, repurchase agreements and maturities, principal repayments and the sale of available-for-sale securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee, under the direction of our Chief Financial Officer, is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. At June 30, 2018, the Company’s cash and cash equivalents amounted to $28.0 million. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2018.

Certificates of deposit due within one year of June 30, 2018 totaled $66.5 million, or 9.3% of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan and securities sales, repurchase agreements and Federal Home Loan Bank advances. We believe, however, based on historical experience and current market interest rates, we will retain upon maturity a large portion of the certificates of deposit with maturities of one year or less. Our maximum borrowing capacity at the FHLB at June 30, 2018 was $416.1 million.

Our stockholders’ equity was $134.6 million at June 30, 2018, an increase of $602,000 or 0.5% from $134.0 million at December 31, 2017. The increase was a result of net income of $4.7 million for the six months ended June 30, 2018, offset by dividends paid during the six month period of $2.1 million as well as a $2.2 million decrease in accumulated other comprehensive income as a result of changes in market values during the period.

Current regulatory requirements specify that the Bank and similar institutions must maintain regulatory capital sufficient to meet tier 1 leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios of at least 4.00%, 4.50%, 6.00% and 8.00%, respectively. At June 30, 2018, Standard Bank was in compliance with all regulatory capital requirements ratios of 10.9%, 16.0%, 16.0% and 16.6%, respectively, and was considered “well capitalized” under regulatory guidelines.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At June 30, 2018, we had $126.0 million in loan commitments outstanding, $70.1 million of which were for commercial loans and $5.7 million which were for one- to four-family and construction loans. In addition to commitments to originate loans, we had $29.1 million in unused home equity lines of credit to borrowers and $21.1 million in other commitments.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

ITEM 3.                Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4.                Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e), each promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2018. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2018, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

As of June 30, 2018, the Company was not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business. As of June 30, 2018, the Company was not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit
Number	Description

3.1	Articles of Incorporation of Standard AVB Financial Corp., as amended (1)

3.2	Bylaws of Standard AVB Financial Corp., as amended (2)

4.1	Form of common stock certificate of Standard AVB Financial Corp. (3)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0	The following materials for the three and six months ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition, (ii) Statements of Income, (iii) Statements of Comprehensive Income, (iv) Statements of Changes in Stockholder’s Equity, (v) Statements of Cash Flows, and (vi) Notes to Financial Statements

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4, as amended (Commission File No. 333-215069).
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4, as amended (Commission File No. 333-215069).

(3)	Incorporated by reference to Exhibit 4 to the Company’s Annual Report on Form 10-K , as filed on April 2, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD AVB FINANCIAL CORP.

Date: August 9, 2018	/s/ Timothy K. Zimmerman
Timothy K. Zimmerman
Chief Executive Officer

Date: August 9, 2018	/s/ Susan Parente
Susan Parente
Executive Vice President and Chief Financial Officer

