Form 10-Q
period 2018-09-30
Standard AVB Financial Corp.
filed 2018-11-09
CIK 1492915

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

YES  ☒     NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

YES  ☐     NO  ☒

4,809,682 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of November 6, 2018.

Standard AVB Financial Corp.

EXPLANATORY NOTE

On August 29, 2016, Standard Financial Corp. and Allegheny Valley Bancorp, Inc. (“Allegheny Valley”) entered into an Agreement and Plan of Merger, which contemplated that Allegheny Valley would merge with and into Standard Financial Corp., with Standard Financial Corp. as the surviving entity to be known as “Standard AVB Financial Corp.” (the “Company”). On April 7, 2017, Allegheny Valley merged with and into Standard Financial Corp. Accordingly, the Company is now referred to as “Standard AVB Financial Corp.” This Quarterly Report on Form 10-Q addresses the financial condition and operations of Standard AVB Financial Corp. at and as of September 30, 2018. The comparative nine month period ended September 30, 2017 includes Allegheny Valley operations subsequent to the acquisition which did not become effective until the close of business April 7, 2017.

The unaudited consolidated financial statements and other financial information contained in this quarterly report on Form 10-Q should be read in conjunction with the audited financial statements of Standard AVB Financial Corp. at and for the year ended December 31, 2017 contained in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 2, 2018.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Standard AVB Financial Corp.

Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)

	September 30,
	2018	December 31,
	(Unaudited)	2017
ASSETS
Cash on hand and due from banks	$3,269	$3,523
Interest-earning deposits in other institutions	31,352	12,742
Cash and Cash Equivalents	34,621	16,265

Investment securities available for sale, at fair value	60,373	65,559
Equity securities, at fair value	3,145	-
Mortgage-backed securities available for sale, at fair value	82,331	67,630
Certificate of deposit	499	749
Federal Home Loan Bank stock, at cost	7,984	9,468
Loans receivable, net of allowance for loan losses of $4,539 and $4,127	727,943	747,035
Foreclosed real estate	528	419
Office properties and equipment, net	7,890	8,191
Bank-owned life insurance	22,438	22,040
Goodwill	25,836	25,836
Core deposit intangible	2,701	3,344
Accrued interest receivable and other assets	6,367	6,064

TOTAL ASSETS	$982,656	$972,600

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Demand, savings and club accounts	$484,976	$482,902
Certificate accounts	240,388	211,944

Total Deposits	725,364	694,846

Federal Home Loan Bank short-term borrowings	-	27,021
Federal Home Loan Bank advances	113,052	107,652
Securities sold under agreements to repurchase	4,106	4,240
Advance deposits by borrowers for taxes and insurance	7	782
Accrued interest payable and other liabilities	4,813	4,087

TOTAL LIABILITIES	847,342	838,628

Stockholders' Equity
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value per share, 40,000,000 shares authorized, 4,804,992 and 4,790,687 shares outstanding, respectively	48	48
Additional paid-in-capital	75,381	75,063
Retained earnings	64,442	60,172
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,724)	(1,839)
Accumulated other comprehensive (loss) income	(2,833)	528

TOTAL STOCKHOLDERS' EQUITY	135,314	133,972

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$982,656	$972,600

See accompanying notes to the consolidated financial statements.

Standard AVB Financial Corp.

Consolidated Statements of Income

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest and Dividend Income
Loans, including fees	$8,007	$7,962	23,919	$18,924
Mortgage-backed securities	504	386	1,477	900
Investments:
Taxable	101	164	308	396
Tax-exempt	343	376	1,057	953
Federal Home Loan Bank stock	134	151	455	280
Interest-earning deposits and federal funds sold	112	44	218	91
Total Interest and Dividend Income	9,201	9,083	27,434	21,544

Interest Expense
Deposits	1,335	965	3,456	2,503
Federal Home Loan Bank short-term borrowings	-	186	226	366
Federal Home Loan Bank advances	599	294	1,688	690
Securities sold under agreements to repurchase	2	1	6	3
Total Interest Expense	1,936	1,446	5,376	3,562

Net Interest Income	7,265	7,637	22,058	17,982

Provision for Loan Losses	223	100	398	267

Net Interest Income after Provision for Loan Losses	7,042	7,537	21,660	17,715

Noninterest Income
Service charges	736	701	2,208	1,827
Earnings on bank-owned life insurance	134	140	398	374
Net gains (losses) on sales of securities	-	18	(17)	11
Net gains on sales of equities	331	-	394	-
Net equity securities fair value adjustment losses	(218)	-	(13)	-
Net loan sale gains	20	37	47	151
Investment management fees	141	80	469	274
Other income	17	40	60	158
Total Noninterest Income	1,161	1,016	3,546	2,795

Noninterest Expenses
Compensation and employee benefits	2,956	3,301	9,351	7,599
Data processing	164	204	472	461
Premises and occupancy costs	645	622	1,983	1,542
Automatic teller machine expense	126	103	380	287
Federal deposit insurance	72	78	220	201
Core deposit amortization	193	257	643	514
Merger related expenses	-	-	-	3,089
Other operating expenses	1,154	1,191	3,396	2,659
Total Noninterest Expenses	5,310	5,756	16,445	16,352

Income before Income Tax Expense	2,893	2,797	8,761	4,158

Income Tax Expense
Federal	357	807	1,370	1,015
State	156	54	357	259
Total Income Tax Expense	513	861	1,727	1,274

Net Income	$2,380	$1,936	7,034	$2,884
Earnings Per Share:
Basic earnings per common share	$0.51	$0.42	1.52	$0.75
Diluted earnings per common share	$0.50	$0.41	1.48	$0.73

Cash dividends paid per common share	$0.22	$0.22	0.66	$0.55
Basic weighted average shares outstanding	4,635,129	4,601,607	4,628,983	3,823,441
Diluted weighted average shares outstanding	4,759,026	4,735,708	4,752,487	3,937,889

See accompanying notes to the consolidated financial statements.

Standard AVB Financial Corp.

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net Income	$2,380	$1,936	$7,034	$2,884

Other comprehensive (loss) income:
Change in unrealized (loss) gain on securities available for sale	(918)	(241)	(3,772)	1,562
Tax effect	193	86	791	(531)
Reclassification adjustment for security losses (gains) realized in income	-	(18)	17	(11)
Tax effect	-	6	(4)	4
Change in pension obligation for defined benefit plan	3	23	29	237
Tax effect	(1)	(7)	(6)	(81)
Total other comprehensive (loss) income	(723)	(151)	(2,945)	1,180

Total Comprehensive Income	$1,657	$1,785	$4,089	$4,064

See accompanying notes to the consolidated financial statements.

Standard AVB Financial Corp.

Consolidated Statement of Changes in Stockholders' Equity

(Dollars in thousands, except per share data)

(Unaudited)

					Accumulated
		Additional		Unearned	Other	Total
	Common	Paid-In	Retained	ESOP	Comprehensive	Stockholders'
	Stock	Capital	Earnings	Shares	Income (Loss)	Equity
Balance, December 31, 2017	$48	$75,063	$60,172	$(1,839)	$528	$133,972
Net income	-	-	7,034	-	-	7,034
Other comprehensive loss	-	-	-	-	(2,945)	(2,945)
Change in accounting principle for adoption of ASU 2016-01	-	-	416	-	(416)	-
Stock repurchases (10,739 shares)	-	(346)	-	-	-	(346)
Cash dividends ($0.66 per share)	-	-	(3,180)	-	-	(3,180)
Stock options exercised (24,794 shares)	-	448	-	-	-	448
Compensation expense on ESOP	-	216	-	115	-	331
Balance, September 30, 2018	$48	$75,381	$64,442	$(1,724)	$(2,833)	$135,314

See accompanying notes to the consolidated financial statements.

Standard AVB Financial Corp.

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash Flows From Operating Activities
Net income	$7,034	$2,884
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	990	622
Provision for loan losses	398	267
Amortization of core deposit intangible	643	514
Net loss (gain) on sale of securities available for sale	17	(11)
Net gain on sale of equity securities	(394)	-
Origination of loans held for sale	(4,193)	(5,496)
Proceeds from sale of loans held for sale	4,240	5,646
Net equity securities fair value adjustment losses	13	-
Net loan sale gains	(47)	(151)
Compensation expense on ESOP	331	298
Compensation expense on stock awards	-	457
Deferred income taxes	(258)	(528)
(Increase) decrease in accrued interest receivable	(208)	1,463
Earnings on bank-owned life insurance	(398)	(374)
Increase in accrued interest payable	56	143
Excess tax benefits from stock based compensation	-	(73)
Other, net	1,108	166
Net Cash Provided by Operating Activities	9,332	5,827
Cash Flows Used In Investing Activities
Net decrease (increase) in loans	18,585	(54,687)
Purchases of investment securities	(4,937)	(4,127)
Purchases of equity securities	(554)	-
Purchases of mortgage-backed securities	(25,946)	(20,247)
Proceeds from maturities of certificates of deposits	250	-
Proceeds from maturities/principal repayments/calls of investment securities	115	8,202
Proceeds from maturities/principal repayments/calls of mortgage-backed securities	8,661	7,241
Proceeds from sales of investment securities	4,830	9,219
Proceeds from sales of equity securities	1,900	-
Proceeds from sales of mortgage-backed securities	-	16,708
Purchase of Federal Home Loan Bank stock	(3,219)	(4,404)
Redemption of Federal Home Loan Bank stock	4,703	3,734
Proceeds from sales of foreclosed real estate	-	181
Net purchases of office properties and equipment	(274)	(1,173)
Cash and cash equivalents acquired	-	9,611
Net Cash Provided by (Used in) Investing Activities	4,114	(29,742)
Cash Flows From Financing Activities
Net increase in demand, savings and club accounts	2,074	8,835
Net increase in certificate accounts	28,444	6,687
Net (decrease) increase in securities sold under agreements to repurchase	(134)	3,606
Repayments of Federal Home Loan Bank short term borrowings	(165,490)	(175,673)
Proceeds from Federal Home Loan Bank short term borrowing	138,469	132,077
Repayments of Federal Home Loan Bank advances	(24,600)	(5,789)
Proceeds from Federal Home Loan Bank advances	30,000	65,635
Net (decrease) increase in advance deposits by borrowers for taxes and insurance	(775)	497
Excess tax benefits from stock based compensation	-	73
Exercise of stock options	448	214
Dividends paid	(3,180)	(2,338)
Stock repurchases	(346)	(140)
Net Cash Provided by Financing Activities	4,910	33,684
Net Increase in Cash and Cash Equivalents	18,356	9,769
Cash and Cash Equivalents - Beginning	16,265	10,520

Cash and Cash Equivalents - Ending	$34,621	$20,289
Supplementary Cash Flows Information:
Interest paid	$5,320	$3,419
Income taxes paid	$1,194	$713
Investment security purchased not settled	$596	$-
SUPPLEMENTAL INFORMATION (continued)

Merger with Allegheny Valley Bancorp. Inc.
Non-cash assets acquired
Investment securities available for sale		$95,919
Federal Home Loan Bank stock		4,739
Loans receivable, net of allowance for loan losses		311,736
Office properties and equipment, net		4,434
Accrued interest receivable		1,144
Bank owned life insurance		6,486
Core deposit intangible		4,116
Other assets		2,742
Goodwill		17,216
		448,532

Liabilities assumed
Certificate accounts		(70,422)
Deposits other than certificate accounts		(263,522)
Federal Home Loan Bank short-term borrowings		(64,624)
Accrued interest payable		(615)
Other liabilities		(1,288)
		(400,471)

Net Non Cash Assets Acquired		$48,061

Cash and cash equivalents acquired		$9,611

See accompanying notes to the consolidated financial statements.

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
September 30, 2018

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

The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles in the United States. All adjustments (consisting of normal recurring adjustments), which, in the opinion of management are necessary for a fair presentation of the financial statements and to make the financial statements not misleading have been included. The unaudited consolidated financial statements and other financial information contained in this quarterly report on Form 10-Q should be read in conjunction with the audited financial statements of Standard AVB Financial Corp. at and for the year ended December 31, 2017 contained in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission on April 2, 2018. The results for the three and nine month periods ended September 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018 or any future interim period. Certain amounts in the 2017 financial statements have been reclassified to conform to the 2018 presentation format. These reclassifications had no effect on stockholders’ equity or net income.

(3)	Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The following table sets forth the computation of basic and diluted EPS for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income available to common stockholders	$2,380	$1,936	$7,034	$2,884

Basic EPS:
Weighted average shares outstanding	4,635,129	4,601,607	4,628,983	3,823,441
Basic EPS	$0.51	$0.42	$1.52	$0.75

Diluted EPS:
Weighted average shares outstanding	4,635,129	4,601,607	4,628,983	3,823,441
Diluted effect of common stock equivalents	123,897	134,101	123,504	114,448
Total diluted weighted average shares outstanding	4,759,026	4,735,708	4,752,487	3,937,889
Diluted EPS	$0.50	$0.41	$1.48	$0.73

(4)	Recent Accounting Pronouncements

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
September 30, 2018

(4)	Recent Accounting Pronouncements (Continued)

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This Update applies to all entities that hold financial assets or owe financial liabilities and is intended to provide more useful information on the recognition, measurement, presentation, and disclosure of financial instruments. Among other things, this Update (a) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (b) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (c) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (d) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (e) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (f) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (g) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The Company adopted the standard on January 1, 2018 which resulted in a one-time cumulative effect adjustment of $416,000 between retained earnings and accumulated other comprehensive income (loss) on the Consolidated Statement of Financial Condition in accordance with (a) above. Additionally, in accordance with (e) above, the Company measured the fair value of its loan portfolio as of September 30, 2018 using an exit price notion (See Note 13 Fair Value of Assets and Liabilities).

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
September 30, 2018

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

In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10), to clarify certain aspects of the guidance issued in ASU 2016-01. These clarifications include (1) an entity measuring an equity security using the measurement alternative may change its measurement approach to a fair value method in accordance with Topic 820, Fair Value Measurement, through an irrevocable election that would apply to that security and all identical or similar investments of the same issuer. Once an entity makes this election, the entity should measure all future purchases of identical or similar investments of the same issuer using a fair value method in accordance with Topic 820; (2) adjustments made under the measurement alternative are intended to reflect the fair value of the security as of the date that the observable transaction for a similar security took place; (3) re-measuring the entire value of forward contracts and purchased options is required when observable transactions occur on the underlying equity securities; (4) when the fair value option is elected for a financial liability, the guidance in paragraph 825-10- 45-5 should be applied, regardless of whether the fair value option was elected under either Subtopic 815-15, Derivatives and Hedging—Embedded Derivatives, or 825-10, Financial Instruments—Overall; (5) financial liabilities for which the fair value option is elected, the amount of change in fair value that relates to the instrument specific credit risk should first be measured in the currency of denomination when presented separately from the total change in fair value of the financial liability. Then, both components of the change in the fair value of the liability should be re-measured into the functional currency of the reporting entity using end-of-period spot rates; and (6) the prospective transition approach for equity securities without a readily determinable fair value in the amendments in Update 2016-01 is meant only for instances in which the measurement alternative is applied. An insurance entity subject to the guidance in Topic 944, Financial Services— Insurance, should apply a prospective transition method when applying the amendments related to equity securities without readily determinable fair values. An insurance entity should apply the selected prospective transition method consistently to the entity’s entire population of equity securities for which the measurement alternative is elected. The Company adopted this standard in conjunction with the adoption of Update 2016-01 and it did not have a material impact on the Company’s Consolidated Financial Statements.

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

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
September 30, 2018

(4)	Recent Accounting Pronouncements (Continued)

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements. The Bank has formed a cross-functional current expected credit losses (“CECL”) team and is working with a third party to evaluate the various CECL methodologies.

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

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
September 30, 2018

(4)	Recent Accounting Pronouncements (Continued)

In July 2018, the FASB issued ASU 2018-09, Codification Improvements, represents changes to clarify, correct errors in, or make minor improvements to the Codification. The amendments make the Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. The transition and effective date guidance is based on the facts and circumstances of each amendment. Some of the amendments do not require transition guidance and will be effective upon issuance of this ASU. However, many of the amendments in this ASU do have transition guidance with effective dates for annual periods beginning after December 15, 2018, for public business entities. This Update is not expected to have a significant impact on the Company’s financial statements.

In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, represents changes to clarify, correct errors in, or make minor improvements to the Codification. The amendments in this ASU affect the amendments in ASU 2016-02, which are not yet effective, but for which early adoption upon issuance is permitted. For entities that early adopted Topic 842, the amendments are effective upon issuance of this ASU, and the transition requirements are the same as those in Topic 842. For entities that have not adopted Topic 842, the effective date and transition requirements will be the same as the effective date and transition requirements in Topic 842. This Update is not expected to have a significant impact on the Company’s financial statements.

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. This Update provides another transition method which allows entities to initially apply ASC 842 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Entities that elect this approach should report comparative periods in accordance with ASC 840, Leases. In addition, this Update provides a practical expedient under which lessors may elect, by class of underlying assets, to not separate nonlease components from the associated lease component, similar to the expedient provided for lessees. However, the lessor practical expedient is limited to circumstances in which the nonlease component or components otherwise would be accounted for under the new revenue guidance and both (a) the timing and pattern of transfer are the same for the nonlease component(s) and associated lease component and (b) the lease component, if accounted for separately, would be classified as an operating lease. If the nonlease component or components associated with the lease component are the predominant component of the combined component, an entity should account for the combined component in accordance with ASC 606, Revenue from Contracts with Customers. Otherwise, the entity should account for the combined component as an operating lease in accordance with ASC 842. If a lessor elects the practical expedient, certain disclosures are required. This Update is effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. This Update is not expected to have a significant impact on the Company’s financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes the Disclosure Requirements for Fair Value Measurements. The Update removes the requirement to disclose the amount of and reasons for transfers between Level I and Level II of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level III fair value measurements. The Update requires disclosure of changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level III fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level III fair value measurements. This Update is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. This Update is not expected to have a significant impact on the Company’s financial statements.

In August 2018, the FASB issued ASU 2018-14, Compensation – Retirement Benefits (Topic 715-20). This Update amends ASC 715 to add, remove and clarify disclosure requirements related to defined benefit pension and other postretirement plans. The Update eliminates the requirement to disclose the amounts in accumulated other comprehensive income expected to be recognized as part of net periodic benefit cost over the next year. The Update also removes the disclosure requirements for the effects of a one-percentage-point change on the assumed health care costs and the effect of this change in rates on service cost, interest cost and the benefit obligation for postretirement health care benefits. This Update is effective for public business entities for fiscal years ending after December 15, 2020, and must be applied on a retrospective basis. For all other entities, this Update is effective for fiscal years ending after December 15, 2021. This Update is not expected to have a significant impact on the Company’s financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40). This Update addresses customers’ accounting for implementation costs incurred in a cloud computing arrangement that is a service contract and also adds certain disclosure requirements related to implementation costs incurred for internal-use software and cloud computing arrangements. The amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This Update is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The amendments in this Update can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. This Update is not expected to have a significant impact on the Company’s financial statements.

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
September 30, 2018

(5)	Investment Securities

Investment securities available for sale at September 30, 2018 and December 31, 2017 are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2018:
U.S. government and agency obligations due:
Beyond 1 year but within 5 years	$7,421	$-	(144)	$7,277
Beyond 5 year but within 10 years	939	-	(44)	895
Corporate bonds due:
Within 1 year	751	-	(3)	748
Beyond 1 year but within 5 years	1,009	-	(13)	996
Beyond 5 years but within 10 years	505	14	-	519
Municipal obligations due:
Beyond 1 year but within 5 years	5,533	303	(4)	5,832
Beyond 5 years but within 10 years	22,400	19	(384)	22,035
Beyond 10 years	22,627	19	(575)	22,071

	$61,185	$355	$(1,167)	$60,373

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2017:
U.S. government and agency obligations due:
Beyond 1 year but within 5 years	$7,400	$4	$(8)	$7,396
Beyond 5 year but within 10 years	934	10	-	944
Corporate bonds due:
Beyond 1 year but within 5 years	2,276	14	(18)	2,272
Municipal obligations due:
Beyond 1 year but within 5 years	8,702	441	-	9,143
Beyond 5 years but within 10 years	25,803	339	(21)	26,121
Beyond 10 years	15,483	129	(99)	15,513
Equity securities	3,647	557	(34)	4,170

	$64,245	$1,494	$(180)	$65,559

There were no sales of investment securities for the three months ended September 30, 2018. For the nine months ended September 30, 2018, losses on sales of investment securities were $17,000 and proceeds from such sales were $4.8 million. During the three months ended September 30, 2017, gains on the sales of investment securities were $14,000, losses on sales were $7,000 and proceeds from such sales were $3.0 million. For the nine months ended September 30, 2017, gains on the sales of investment securities were $29,000, losses on sales were $89,000 and proceeds from such sales were $9.2 million.

Investment securities with a carrying value of $11.4 million and $16.4 million were pledged to secure repurchase agreements and public funds accounts at September 30, 2018 and December 31, 2017, respectively.

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
September 30, 2018

(5)	Investment Securities (Continued)

The following table shows the fair value and gross unrealized losses on investment securities and the length of time that the securities have been in a continuous unrealized loss position at September 30, 2018 and December 31, 2017 (dollars in thousands):

September 30, 2018:	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. government and agency obligations	$8,172	$(188)	$-	$-	$8,172	$(188)
Corporate bonds	-	-	1,744	(16)	1,744	(16)
Municipal obligations	28,229	(486)	7,143	(477)	35,372	(963)

Total	$36,401	$(674)	$8,887	$(493)	$45,288	$(1,167)

December 31, 2017:	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. government and agency obligations	$5,924	$(8)	$-	$-	$5,924	$(8)
Corporate bonds	751	(3)	1,001	(15)	1,752	(18)
Municipal obligations	4,911	(19)	4,491	(101)	9,402	(120)
Equity securities	857	(34)	-	-	857	(34)

Total	$12,443	$(64)	$5,492	$(116)	$17,935	$(180)

At September 30, 2018, the Company held 75 investment securities in an unrealized loss position. The decline in the fair value of these securities resulted primarily from interest rate fluctuations. The Company does not intend to sell these securities nor is it more likely than not that the Company would be required to sell these securities before their anticipated recovery. Additionally, the Company believes the collection of the investment principal and related interest is probable. Based on the above, the Company considers all of the unrealized losses to be temporary impairment losses.

(6)	Equity Securities

The following table presents the net gains and losses on equity investments recognized in earnings during the three and nine months ended September 30, 2018, and the portion of unrealized gains and losses for the period that relates to equity investments held at September 30, 2018 (dollars in thousands):

	Three Months	Nine Months
Net equity securities fair value adjustment lossess	$(218)	$(13)
Net gains realized on the sale of equity securities during the period	331	394
Gains recognized on equity securities during the period	$113	$381

During the three months ended September 30, 2018, gains on sales of equity securities were $331,000 and proceeds from such sales were $1.6 million. For the nine months ended September 30, 2018, gains on sales of equity securities were $394,000 and proceeds from such sales were $1.9 million.

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
September 30, 2018

(7)	Mortgage-Backed Securities

Mortgage-backed securities available for sale at September 30, 2018 and December 31, 2017 are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2018:
Government pass-throughs:
Ginnie Mae	$20,269	$1	$(544)	$19,726
Fannie Mae	14,399	3	(598)	13,804
Freddie Mac	13,098	-	(499)	12,599
Private pass-throughs	26,224	1	(380)	25,845
Collateralized mortgage obligations	10,747	-	(390)	10,357

	$84,737	$5	$(2,411)	$82,331

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2017:
Government pass-throughs:
Ginnie Mae	$17,416	$6	$(131)	$17,291
Fannie Mae	16,078	75	(8)	16,145
Freddie Mac	12,510	41	(14)	12,537
Private pass-throughs	14,603	8	(113)	14,498
Collateralized mortgage obligations	7,277	-	(118)	7,159

	$67,884	$130	$(384)	$67,630

Private pass-throughs include Small Business Administration (SBA) securities that are each an aggregation of SBA guaranteed portions of loans made by SBA lenders under section 7(a) of the Small Business Act. The guaranty is backed by the full faith and credit of the United States.

There were no sales of mortgage-backed securities during the three or nine months ended September 30, 2018. For the three months ended September 30, 2017, gains on sales of mortgage-backed securities were $13,000, losses were $2,000 and total proceeds from such sales were $1.2 million. For the nine months ended September 30, 2017, gain on sales of mortgage-backed securities totaled $88,000, losses were $17,000 and total proceeds from such sales were $16.7 million.

The amortized cost and fair value of mortgage-backed securities at September 30, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to repay obligations with or without prepayment penalties (dollars in thousands):

	Amortized Cost	Fair Value
Due after one year through five years	$974	$975
Due after five years through ten years	2,418	2,360
Due after ten years	81,345	78,996
Total Mortgage-Backed Securities	$84,737	$82,331

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
September 30, 2018

(7)	Mortgage-Backed Securities (Continued)

The following table shows the fair value and gross unrealized losses on mortgage-backed securities and the length of time that the securities have been in a continuous unrealized loss position at September 30, 2018 and December 31, 2017 (dollars in thousands):

September 30, 2018:	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Government pass-throughs:
Ginnie Mae	$15,432	$(422)	$4,035	(122)	$19,467	$(544)
Fannie Mae	12,661	(572)	558	(26)	13,219	(598)
Freddie Mac	9,822	(360)	2,777	(139)	12,599	(499)
Private pass-throughs	21,070	(259)	3,809	(121)	24,879	(380)
Collateralized mortgage obligations	4,204	(119)	6,153	(271)	10,357	(390)

Total	$63,189	$(1,732)	$17,332	$(679)	$80,521	$(2,411)

December 31, 2017:	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Government pass-throughs:
Ginnie Mae	$12,231	$(87)	$2,591	$(44)	$14,822	$(131)
Fannie Mae	3,227	(8)	-	-	3,227	(8)
Freddie Mac	5,949	(14)	-	-	5,949	(14)
Private pass-throughs	12,559	(113)	-	-	12,559	(113)
Collateralized mortgage obligations	5,968	(79)	1,191	(39)	7,159	(118)

Total	$39,934	$(301)	$3,782	$(83)	$43,716	$(384)

At September 30, 2018, the Company held 71 mortgage-backed securities in an unrealized loss position. The decline in the fair value of these securities resulted primarily from interest rate fluctuations. The Company does not intend to sell these securities nor is it more likely than not that the Company would be required to sell these securities before their anticipated recovery. Additionally, the Company believes the collection of the investment principal and related interest is probable. Based on the above, the Company considers all of the unrealized loss to be temporary impairment loss.

Mortgage-backed securities with a carrying value of $10.5 million and $25.5 million were pledged to secure repurchase agreements and public funds accounts at September 30, 2018 and December 31, 2017, respectively.

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
September 30, 2018

(8)	Loans Receivable and Related Allowance for Loan Losses

The following table summarizes the primary segments of the loan portfolio, and the related allowance for loan losses, as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	Real Estate Loans
	One-to-four-		Home
	family	Commercial	Equity Loans
	Residential and	Real	and Lines	Commercial	Other
	Construction	Estate	of Credit	Business	Loans	Total
September 30, 2018:
Collectively evaluated for impairment	$256,951	$302,061	$123,216	$48,758	$1,201	$732,187
Individually evaluated for impairment	-	295	-	-	-	295
Total loans before allowance for loan losses	$256,951	$302,356	$123,216	$48,758	$1,201	$732,482

December 31, 2017:
Collectively evaluated for impairment	$261,715	$300,702	$130,915	$56,122	$1,413	$750,867
Individually evaluated for impairment	-	295	-	-	-	295
Total loans before allowance for loan losses	$261,715	$300,997	$130,915	$56,122	$1,413	$751,162

Total loans at September 30, 2018 and December 31, 2017 were net of deferred loan fees of $236,000 and $276,000, respectively.

Included in total loans above are loans acquired from Allegheny Valley at the acquisition date, net of fair value adjustments of (dollars in thousands):

Real Estate Loans
	One-to-four		Home
	family	Commercial	Equity Loans
	Residential and	Real	and Lines	Commercial	Other
	Construction	Estate	of Credit	Business	Loans	Total

April 7, 2017	66,995	$160,626	$51,759	$26,841	$5,515	$311,736	$

As a result of the acquisition of Allegheny Valley, the Company added $2.5 million of loans that were accounted for in accordance with ASC 310-30.  Based on a review of the loans acquired by senior lending management, which included an analysis of credit deterioration of the loans since origination, the Company recorded a specific credit fair value adjustment of $2.5 million.  For loans that were acquired with specific evidence of deterioration in credit quality, loan losses will be accounted for through a reduction of the specific reserve and will not impact the allowance for loan losses. For loans acquired without a deterioration of credit quality, losses incurred will result in adjustments to the allowance for loan losses through the allowance for loan loss adequacy calculation.  As of September 30, 2018, the outstanding balance of ASC 310-30 loans acquired from Allegheny Valley was $0 and the carrying value was $0 as all loans with a specific mark were charged off against that mark during the June 30, 2017 quarter, with no resulting impact on net income.

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
September 30, 2018

(8) Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents the components of the purchase accounting adjustments related to the purchased credit-impaired loans acquired:

Contractually required principal and interest	$2,467
Non-accretable discount	(2,467)
Expected cash flows	–
Accretable discount	-
Estimated fair value	$-

There was no amortizable yield for purchased credit-impaired loans for the three and nine month period ended September 30, 2018.

The segments of the Bank’s loan portfolio are disaggregated to a level that allows management to monitor risk and performance. The three segments are: real estate, commercial business and other. The real estate loan segment is further disaggregated into three classes. One-to-four family residential mortgages (including residential construction loans) includes loans to individuals secured by residential properties having maturities up to 30 years. Commercial real estate consists of loans to commercial borrowers secured by commercial or residential real estate. The repayment of commercial real estate loans is dependent upon either the ongoing cash flow of the borrowing entity or the resale of or lease of the subject property. Home equity loans and lines of credit include loans secured by residential properties having maturities up to 20 years. The commercial business loan segment consists of loans to finance the activities of commercial business customers. The other loan segment consists primarily of consumer loans and overdraft lines of credit. The portfolio segments utilized in the calculation of the allowance for loan losses are disaggregated at the same level that management uses to monitor risk in the portfolio. Therefore the portfolio segments and classes of loans are the same.

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
September 30, 2018

(8) Loans Receivable and Related Allowance for Loan Losses (Continued)

Consistent with accounting and regulatory guidance, the Company recognizes a TDR when the Bank, for economic or legal reasons related to a borrower's financial difficulties, grants a concession to the borrower that would not normally be considered. Regardless of the form of concession granted, the Company's objective in offering a TDR is to increase the probability of repayment of the borrower's loan. To be considered a TDR, the borrower must be experiencing financial difficulties and the Company, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that would not otherwise be considered. The Company did not modify any loans as TDRs during the three month or nine month periods ended September 30, 2018 or 2017 nor did it have any TDRs within the preceding year where a concession had been made that then defaulted during the three month or nine month periods ending September 30, 2018 or 2017.

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary at September 30, 2018 and December 31, 2017 (dollars in thousands):

	Impaired Loans With Allowance		Impaired Loans Without Allowance	Total Impaired Loans
	Recorded	Related	Recorded	Recorded	Unpaid Principal
	Investment	Allowance	Investment	Investment	Balance
September 30, 2018:
Commercial real estate	$-	$-	$295	$295	$295
Total impaired loans	$-	$-	$295	$295	$295

December 31, 2017:
Commercial real estate	$-	$-	$295	$295	$295
Total impaired loans	$-	$-	$295	$295	$295

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Average investment in impaired loans:
Commercial real estate	$295	$1,562	$295	$1,003
	$295	$1,562	$295	$1,003

Interest income recognized on impaired loans	$-	$-	$-	$-

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
September 30, 2018

(8) Loans Receivable and Related Allowance for Loan Losses (Continued)

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass rating and the criticized ratings of Special Mention, Substandard and Doubtful within the Company’s internal risk rating system as of September 30, 2018 and December 31, 2017 (dollars in thousands):

		Special
	Pass	Mention	Substandard	Doubtful	Total
September 30, 2018:
Real estate loans:
One-to-four-family residential and construction	$255,496	$-	$1,455	$-	$256,951
Commercial real estate	296,656	4,901	799	-	302,356
Home equity loans and lines of credit	122,905	63	248	-	123,216
Commercial business loans	48,476	234	48	-	48,758
Other loans	1,193	-	8	-	1,201
Total	$724,726	$5,198	$2,558	$-	$732,482

December 31, 2017:
Real estate loans:
One-to-four-family residential and construction	$259,463	$211	$2,041	$-	$261,715
Commercial real estate	295,164	5,077	756	-	300,997
Home equity loans and lines of credit	130,763	-	152	-	130,915
Commercial business loans	55,878	239	5	-	56,122
Other loans	1,411	-	2	-	1,413
Total	$742,679	$5,527	$2,956	$-	$751,162

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due based on the loans’ contractual due dates. Management considers nonperforming loans to be those loans that are past due 90 days or more and are still accruing as well as all other nonaccrual loans. At September 30 2018, there were 9 loans on non-accrual status that were less than 90 days past due totaling $1.1 million. The following table presents the segments of the loan portfolio summarized by the past due status of the loans still accruing and nonaccrual loans as of September 30, 2018 and December 31, 2017 (dollars in thousands):

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
September 30, 2018

(8) Loans Receivable and Related Allowance for Loan Losses (Continued)

		30-59 Days	60-89 Days		90 Days Past	Total
	Current	Past Due	Past Due	Non-Accrual	Due & Accruing	Loans
September 30, 2018:
Real estate loans:
One-to-four-family residential and construction	$255,350	$33	$113	$1,455	$-	$256,951
Commercial real estate	301,262	369	29	696	-	302,356
Home equity loans and lines of credit	122,783	148	37	248	-	123,216
Commercial business loans	48,604	65	30	47	12	48,758
Other loans	1,118	51	2	8	22	1,201
Total	$729,117	$666	$211	$2,454	$34	$732,482

December 31, 2017:
Real estate loans:
One-to-four-family residential and construction	$258,202	$1,342	$272	$1,899	$-	$261,715
Commercial real estate	299,888	338	15	756	-	300,997
Home equity loans and lines of credit	130,383	122	166	244	-	130,915
Commercial business loans	56,034	83	-	5	-	56,122
Other loans	1,376	14	1	3	19	1,413
Total	$745,883	$1,899	$454	$2,907	$19	$751,162

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

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
September 30, 2018

(8) Loans Receivable and Related Allowance for Loan Losses (Continued)

Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the ALL. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the ALL. Management utilizes an internally developed spreadsheet to track and apply the various components of the allowance. During the three and nine months ended September 30, 2018, there was an increase in the provision for the Commercial Real Estate segment primarily due to growth in the loan balance of that segment as well as an overall increase in the qualitative factors. The provision for the One-to-four-family Residential and Construction segment decreased primarily as a result of fluctuations in the qualitative factors that overall reduced the provision required during the periods. The following tables summarize the activity in the primary segments of the ALL for the three and nine months ended September 30, 2018 and September 30, 2017 as well as the allowance required for loans individually and collectively evaluated for impairment as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	Real Estate Loans
	One-to-four-		Home
	family	Commercial	Equity Loans
	Residential and	Real	and Lines	Commercial	Other
	Construction	Estate	of Credit	Business	Loans	Total
Three Months Ended:
Balance June 30, 2018	$1,183	$2,430	$385	$359	$3	$4,360
Charge-offs	-	(41)	-	-	(4)	(45)
Recoveries	-	1	-	-	-	1
Provision	(144)	353	4	5	5	223
Balance September 30, 2018	$1,039	$2,743	$389	$364	$4	$4,539

Balance at June 30, 2017	$1,346	$1,787	$542	$286	$4	$3,965
Charge-offs	(74)	-	(45)	-	(2)	(121)
Recoveries	-	-	1	-	-	1
Provision	107	90	(134)	33	4	100
Balance at September 30, 2017	$1,379	$1,877	$364	$319	$6	$3,945

Nine Months Ended:
Balance December 31, 2017	$1,384	$2,003	$400	$333	$7	$4,127
Charge-offs	-	(50)	-	(11)	(6)	(67)
Recoveries	69	1	11	-	-	81
Provision	(414)	789	(22)	42	3	398
Balance September 30, 2018	$1,039	$2,743	$389	$364	$4	$4,539

Balance at December 31, 2016	$1,280	$1,787	$547	$211	$12	$3,837
Charge-offs	(116)	-	(51)	(1)	(24)	(192)
Recoveries	28	-	-	2	3	33
Provision	187	90	(132)	107	15	267
Balance at September 30, 2017	$1,379	$1,877	$364	$319	$6	$3,945

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
September 30, 2018

(8) Loans Receivable and Related Allowance for Loan Losses (Continued)

	Real Estate Loans
	One-to-four-		Home
	family	Commercial	Equity Loans
	Residential and	Real	and Lines	Commercial	Other
	Construction	Estate	of Credit	Business	Loans	Total
Evaluated for Impairment:
Individually	$-	$-	$-	$-	$-	$-
Collectively	1,039	2,743	389	364	4	4,539
Balance at September 30, 2018	$1,039	$2,743	$389	$364	$4	$4,539

Evaluated for Impairment:
Individually	$-	$-	$-	$-	$-	$-
Collectively	1,384	2,003	400	333	7	4,127
Balance at December 31, 2017	$1,384	$2,003	$400	$333	$7	$4,127

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

(9) Foreclosed Assets Held For Sale

Foreclosed assets acquired in the settlement of loans are carried at fair value less estimated costs to sell and are included in foreclosed real estate on the Consolidated Statement of Financial Condition. As of September 30, 2018 and December 31, 2017, foreclosed real estate totaled $528,000 and $419,000, respectively. As of September 30, 2018, the $528,000 included three residential properties and one commercial real estate property. As of September 30, 2018, the Company had initiated formal foreclosure procedures on $353,000 of loans, consisting of $274,000 in one-to-four family residential loans, a $53,000 home equity loan and a $26,000 commercial real estate loan.

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

On July 25, 2012, certain directors and officers of the Company were awarded an aggregate of 278,075 options to purchase shares of common stock and 111,300 restricted shares of common stock. The awards vested over five years at the rate of 20% per year and the stock options have a ten year contractual life from the date of grant. The Company recognized expense associated with the restricted share awards over the five year vesting period. Remaining shares available to be issued under the 2012 Plan as stock options and restricted stock were 75,742 and 27,802, respectively as of September 30, 2018.

As a result of the merger with Allegheny Valley on April 7, 2017, the Company assumed the Allegheny Valley stock plans allowing for the issuance of an additional 77,634 shares of Standard AVB Financial Corp. stock, of which 249 shares expired on April 10, 2017. Remaining shares available to be issued as of September 30, 2018 were 77,135. The Plans provide for the granting of incentive stock options (as defined in section 422 of the Internal Revenue Code), nonstatutory stock options, restricted stock, and stock appreciation rights to eligible employees and directors. The Plans had an original term of ten years and they are administered by the Board of Directors or a committee designated by the Board of Directors.

The Company’s common stock closed at $16.50 per share on July 25, 2012, which is the exercise price of the options granted on that date. The estimated fair value of the stock options was $423,000, before the impact of income taxes. The per share weighted-average fair value of stock options granted with an exercise price equal to the market value on July 25, 2012 was $1.52 using the following Black-Scholes option pricing model assumptions: expected life of 7.5 years, expected dividend rate of 1.13%, risk-free interest rate of 1.10% and an expected volatility of 9.5% based on historical results of the stock prices of a bank peer group. At and for the three and nine months ended September 30, 2018, the options were fully vested and there was no compensation expense recognized. For the three months and nine months ended September 30, 2017, compensation expense on the options was $25,000 with a related tax benefit recorded of $2,000 and $63,000, with a related tax benefit recorded of $6,000, respectively.

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
September 30, 2018

(10) Stock Based Compensation (Continued)

The following table summarizes transactions regarding the options under the Plans:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2017	302,231	$17.25	4.11
Granted	-	-
Exercised	(24,794)	18.07
Forfeited	-	-
Outstanding at September 30, 2018	277,437	$17.18	3.44
Exercisable at September 30, 2018	277,437	$17.18

On July 25, 2012, the date of grant, the fair value of the restricted stock awards was approximately $1.8 million, before the impact of income taxes. During the nine months ended September 30, 2018, there were 250 restricted stock awards granted and none forfeited. The 250 restricted stock awards were granted on September 28, 2018 at $31.10 per share and will vest over a 2 year period. For the three and nine months ended September 30, 2018, there was no compensation expense recognized. For the three and nine months ended September 30, 2017, compensation expense on the grants was $86,000 with a related tax benefit recorded of $30,000 and $269,000, with a related tax benefit recorded of $91,000, respectively.

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

Compensation expense is equal to the fair value of the shares committed to be released and unallocated ESOP shares are excluded from outstanding shares for purposes of computing earnings per share. Compensation expense related to the ESOP of $113,000 and $106,000 was recognized during the three months ended September 30, 2018 and 2017, respectively. Compensation expense related to the ESOP of $331,000 and $298,000 was recognized during the nine months ended September 30, 2018 and 2017, respectively. Dividends on unallocated shares are not treated as ordinary dividends and are instead used to repay the ESOP loan and recorded as compensation expense.

As of September 30, 2018, the ESOP held a total of 254,923 shares of the Company’s stock, and there were 173,458 unallocated shares. The fair market value of the unallocated ESOP shares was $5.4 million at September 30, 2018.

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

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
September 30, 2018

(12) Pension Information (Continued)

Net periodic pension (benefit) cost was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Interest Cost	$33	$36	$99	$108
Expected return on plan assets	(41)	(40)	(123)	(120)
Amortization of net loss	3	23	9	69
Settlement obligation	-	-	30	105
Net periodic pension cost	$(5)	$19	$15	$162

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

On a quarterly basis, management reviews the pricing information received from the Company’s third-party pricing service.  This review process includes a comparison to non-binding third-party broker quotes, as well as a review of market-related conditions impacting the information provided by the Company’s third-party pricing service.  Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume or frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs.  As of September 30, 2018 and December 31, 2017, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.  On a quarterly basis, management also reviews a sample of securities priced by the Company’s third-party pricing service to review significant assumptions and valuation methodologies used.  Based on this review, management determines whether the current placement of the security in the fair value hierarchy is appropriate or whether transfers may be warranted.

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
September 30, 2018

(13) Fair Value of Assets and Liabilities (Continued)

The following table presents the assets measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 by level within the fair value hierarchy (dollars in thousands):

September 30, 2018:	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. government and agency obligations	$-	$8,172	$-	$8,172
Corporate bonds	-	2,263	-	2,263
Municipal obligations	-	49,938	-	49,938
Total investment securities available for sale	-	60,373	-	60,373
Equity securities available for sale	3,145	-	-	3,145
Mortgage-backed securities available for sale	-	82,331	-	82,331

Total recurring fair value measurements	$3,145	$142,704	$-	$145,849

December 31, 2017:	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. government and agency obligations	$-	$8,340	$-	$8,340
Corporate bonds	-	2,272	-	2,272
Municipal obligations	-	50,777	-	50,777
Equity securities	4,170	-	-	4,170
Total investment securities available for sale	4,170	61,389	-	65,559
Mortgage-backed securities available for sale	-	67,630	-	67,630

Total recurring fair value measurements	$4,170	$129,019	$-	$133,189

Assets Measured at Fair Value on a Nonrecurring Basis

The following table presents the assets measured at fair value on a nonrecurring basis as of September 30, 2018 and December 31, 2017 by level within the fair value hierarchy (dollars in thousands):

September 30, 2018:	Level 1	Level 2	Level 3	Total
Foreclosed real estate	$-	$-	$528	$528
Impaired loans	-	-	295	295
Total nonrecurring fair value measurements	$-	$-	$823	$823

December 31, 2017:	Level 1	Level 2	Level 3	Total
Foreclosed real estate	$-	$-	$419	$419
Impaired loans	-	-	295	295
Total nonrecurring fair value measurements	$-	$-	$714	$714

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
September 30, 2018

(13) Fair Value of Assets and Liabilities (Continued)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Company uses level 3 inputs to determine fair value (dollars in thousands):

			Quantitative Information about Level 3 Fair Value Measurements
	September 30,	December 31,	Valuation	Unobservable
	2018	2017	Techniques	Input	Range
Foreclosed real estate	$528	$419	Appraisal of	Appraisal adjustments (2)	0% to 40%
			collateral (1)	Liquidation expenses (2)	0% to 10%

Impaired loans	$295	$295	Fair value of	Appraisal adjustments (2)	0% to 20%
			collateral (1), (3)	Liquidation expenses (2)	0% to 10%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
September 30, 2018

(13) Fair Value of Assets and Liabilities (Continued)

The following table presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
September 30, 2018:
Financial Instruments - Assets:
Cash on hand and due from banks (1)	$3,269	$3,269	$3,269	$-	$-
Interest-earning deposits in other institutions (1)	31,352	31,352	31,352	-	-
Certificate of deposit (1)	499	499	499	-	-
Investment securities (2)	60,373	60,373	-	60,373	-
Mortgage-backed securities (2)	82,331	82,331	-	82,331	-
Equity Securities (3)	3,145	3,145	3,145	-	-
Federal Home Loan Bank stock (1)	7,984	7,984	7,984	-	-
Loans receivable (1) (4)	727,943	717,448	-	-	717,448
Bank-owned life insurance (1)	22,438	22,438	22,438	-	-
Accrued interest receivable (1)	2,865	2,865	2,865	-	-
Financial Instruments - Liabilities:
Demand, savings and club accounts (1)	$484,976	$484,976	$484,976	$-	$-
Certificate deposit accounts (1)	240,388	237,433	-	-	237,433
Federal Home Loan Bank advances (1)	113,052	111,603	-	-	111,603
Securities sold under agreements to repurchase (1)	4,106	4,106	4,106	-	-
Accrued interest payable (1)	1,049	1,049	1,049	-	-

December 31, 2017:
Financial Instruments - Assets:
Cash on hand and due from banks	$3,523	$3,523	$3,523	$-	$-
Interest-earning deposits in other institutions	12,742	12,742	12,742	-	-
Certificate of deposit	749	749	749	-	-
Investment securities	65,559	65,559	4,170	61,389	-
Mortgage-backed securities	67,630	67,630	-	67,630	-
Federal Home Loan Bank stock	9,468	9,468	9,468	-	-
Loans receivable	747,035	747,371	-	-	747,371
Bank-owned life insurance	22,040	22,040	22,040	-	-
Accrued interest receivable	2,657	2,657	2,657	-	-
Financial Instruments - Liabilities:
Demand, savings and club accounts	$482,902	$482,902	$482,902	$-	$-
Certificate deposit accounts	211,944	211,454	-	-	211,454
Federal Home Loan Bank short-term borrowings	27,021	27,021	27,021	-	-
Federal Home Loan Bank advances	107,652	107,223	-	-	107,223
Securities sold under agreements to repurchase	4,240	4,240	4,240	-	-
Accrued interest payable	993	993	993	-	-

(1) The financial instrument is carried at amortized cost at September 30, 2018.

(2) The financial instrument is carried at fair value through other comprehensive income at September 30, 2018.

(3) The financial instrument is carried at fair value through net income at September 30, 2018.

(4) In accordance with the prospective adoption of ASU 2016-01, the fair value of loans as of September 30, 2018 was measured using an exit price notion. The fair value of loans as of December 31, 2017 was measured using an entry price notion.

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
September 30, 2018

(14) Accumulated Other Comprehensive (Loss) Income

The following tables present the significant amounts reclassified out of accumulated other comprehensive income (loss) and the changes in accumulated other comprehensive income by component for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Unrealized Gains (Losses)	Unrecognized
	on Available for Sale	Pension
	Securities	Costs	Total
Balance as of June 30, 2018	$(1,819)	$(291)	$(2,110)

Other comprehensive loss before reclassification	(725)	-	(725)
Amount reclassified from accumulated other comprehensive loss	-	2	2
Total other comprehensive (loss) income	(725)	2	(723)

Balance as of September 30, 2018	$(2,544)	$(289)	$(2,833)

Balance as of December 31, 2017	$840	$(312)	$528

Other comprehensive loss before reclassification	(2,981)	-	(2,981)
Amount reclassified from accumulated other comprehensive loss	13	23	36
Total other comprehensive (loss) income	(2,968)	23	(2,945)

Change in accounting principle for adoption of ASU 2016-01	(416)	-	(416)

Balance as of September 30, 2018	$(2,544)	$(289)	$(2,833)

Amount Reclassified
	from Accumulated	Affected Line on
	Other Comprehensive	the Consolidated
	Income (Loss)	Statements of Income
Three months ended September 30, 2018:
Unrealized losses on available for sale securities	$-	Net gains (losses) on sales of securities
	-	Income tax expense
	$-	Net of tax

Amortization of defined benefit items: Actuarial loss	$3	Other operating expenses
Distribution settlement	-	Other operating expenses
	(1)	Income tax expense
	$2	Net of tax
Total reclassification for the period	$2	Net income

Nine months ended September 30, 2018:
Unrealized losses on available for sale securities	$17	Net gains (losses) on sales of securities
	(4)	Income tax expense
	$13	Net of tax

Amortization of defined benefit items: Actuarial loss	$9	Other operating expenses
Distribution settlement	20	Other operating expenses
	(6)	Income tax expense
	$23	Net of tax
Total reclassification for the period	$36	Net income

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
September 30, 2018

(14) Accumulated Other Comprehensive (Loss) Income (Continued)

	Unrealized Gains (Losses)	Unrecognized
	on Available for Sale	Pension
	Securities	Costs	Total
Balance as of June 30, 2017	$1,159	$(605)	$554

Other comprehensive loss before reclassification	(155)	-	(155)
Amount reclassified from accumulated other comprehensive loss	(12)	16	4
Total other comprehensive (loss) income	(167)	16	(151)

Balance as of September 30, 2017	$992	$(589)	$403

Balance as of December 31, 2016	$(32)	$(745)	$(777)

Other comprehensive income before reclassification	1,031	-	1,031
Amount reclassified from accumulated other comprehensive income	(7)	156	149
Total other comprehensive income	1,024	156	1,180

Balance as of September 30, 2017	$992	$(589)	$403

	Amount Reclassified
	from Accumulated	Affected Line on
	Other Comprehensive	the Consolidated
	Income (Loss)	Statements of Income
Three months ended September 30, 2017:
Unrealized gains on available for sale securities	$(18)	Net gains (losses) on sales of securities
	6	Income tax expense
	$(12)	Net of tax

Amortization of defined benefit items: Actuarial loss	$23	Other operating expenses
	(7)	Income tax expense
	$16	Net of tax
Total reclassification for the period	$4	Net income

Nine months ended September 30, 2017:
Unrealized gains on available for sale securities	$(11)	Net gains (losses) on sales of securities
	4	Income tax expense
	$(7)	Net of tax

Amortization of defined benefit items: Actuarial loss	$93	Other operating expenses
Distribution settlement	144	Other operating expenses
	(81)	Income tax expense
	$156	Net of tax
Total reclassification for the period	$149	Net income

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
September 30, 2018

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

Investment Management Fees

Investment management fees include three basic components including brokerage commissions, trailers and advisory fees. Brokerage commissions are fees earned from the sale of annuities, stocks, bonds, mutual funds and insurance products and are recognized in the month following the settlement date, which is when the Company has satisfied its performance obligation (that is successful consummation of trade in a compliant manner) and is paid. The Company also receives periodic services fees (i.e. trailers) from mutual fund companies typically based on a percentage of market value and are paid quarterly. Advisory fees are earned over time and based on an annual percentage rate of the market value of the accounts. Advisory fees are charged to customer’s accounts, on a quarterly basis “in advance”, beginning in the first month of account opening and funding in accordance with a customer signed agreement. The first quarter’s pro-rated initial advisory fees are then paid to the Company the month after the account is opened and funded. Thereafter the first pro-rated quarter, the advisory fees are paid to the Company monthly with 1/3 of the quarterly fee being earned each month.

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
September 30, 2018

(15) Revenue Recognition (Continued)

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Noninterest income
In scope of Topic 606:
Service charges on deposit accounts	$718	$683	$2,155	$1,785
Investment management fees	141	80	469	274
Noninterest income (in-scope of Topic 606)	859	763	2,624	2,059
Noninterest income (out-of-scope of Topic 606)	302	253	922	736
Total noninterest income	$1,161	$1,016	$3,546	$2,795

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of September 30, 2018 and December 31, 2017, the Company did not have any significant contract balances.

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
September 30, 2018

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

Allegheny Valley’s loans without evidence of credit deterioration were fair valued by discounting both expected principal and interest cash flows using observable discount rates for similar instruments that a market participant would consider in determining fair value. Additionally, consideration was given to management’s best estimates of default rates and payment speeds. At acquisition date, Allegheny Valley’s loan portfolio without evidence of deterioration totaled $316.4 million and was recorded at a fair value of $311.7 million, which included an interest rate adjustment of $861,000 and a general credit adjustment of $3.9 million.

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
September 30, 2018

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
September 30, 2018

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

The Company recorded goodwill and other intangibles associated with the merger totaling $21.3 million. Goodwill is not amortized, but is periodically evaluated for impairment. The Company did not recognize any impairment during the three or nine months ended September 30, 2018. The carrying amount of goodwill at September 30, 2018 related to the Allegheny Valley merger was $17.1 million, of which none is deductible for tax purposes.

Identifiable intangibles are amortized to their estimated residual values over the expected useful lives of such assets. The gross carrying amount of the core deposit intangible at September 30, 2018 was $2.7 million with $1.4 million of accumulated amortization as of that date.

As of September 30, 2018, the remaining current year and estimated future amortization expense for the core deposit intangible is (dollars in thousands):

2018	$193
2019	628
2020	472
2021	352
2022	325
2023	325
2024	325
2025	81

$2,701

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides further detail to the financial condition and results of operations of the Company. The section should be read in conjunction with the notes and unaudited consolidated financial statements presented elsewhere in this report.

The Company’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of September 30, 2018 have remained unchanged from the disclosures presented in the Company’s audited financial statements for the year ended December 31, 2017 contained in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission on April 2, 2018.

Standard AVB Financial Corp. is a Maryland corporation that provides a wide array of retail and commercial financial products and services to individuals, families and businesses through 17 banking offices located in the Pennsylvania counties of Allegheny, Westmoreland and Bedford and Allegany County, Maryland through its wholly-owned subsidiary Standard Bank.

Comparison of Financial Condition at September 30, 2018 and December 31, 2017

General. The Company’s total assets as of September 30, 2018 were $982.7 million compared to $972.6 million at December 31, 2017, an increase of $10.1 million or 1.0%. The increase is primarily due to an increase in cash and cash equivalents and mortgage-backed securities, partially offset by a decreases in investment securities and loans receivable.

Cash and Cash Equivalents. Cash and cash equivalents increased $18.4 million, or 112.9%, to $34.6 million at September 30, 2018 from $16.3 million at December 31, 2017. The increase primarily resulted from customer deposits and loan repayments, partially offset by purchases of mortgage-backed securities and repayments of short-term borrowings.

Investment Securities. Investment securities available for sale decreased $1.0 million, or 1.7%, to $60.4 million at September 30, 2018 from $61.4 million at December 31, 2017 when excluding equity securities which are discussed below. Purchases of municipal bonds totaling $5.5 million were offset by sales of $4.8 million during the nine months ended September 30, 2018. Additionally, there was a $1.6 million decrease in the unrealized gain on investment securities during the period when excluding equity securities.

Equity Securities. Equity securities available for sale decreased $1.1 million, or 24.6%, to $3.1 million at September 30, 2018 from $4.2 million at December 31, 2017. The $4.2 million was included with investment securities in the December 31, 2017 Consolidated Statement of Financial Condition. Sales of equity securities totaling $1.9 million were offset by purchases of $554,000 during the nine months ended September 30, 2018.

Mortgage-Backed Securities. The Company’s mortgage-backed securities available for sale increased $14.7 million, or 21.7%, to $82.3 million at September 30, 2018 from $67.6 million at December 31, 2017. Purchases of mortgage-backed securities totaled $25.9 million, partially offset by repayments of $8.7 million during the nine month period. There were no sales of mortgage-backed securities during the nine months ended September 30, 2018. Additionally, there was a $2.2 million decrease in the unrealized gain on mortgage-backed securities during the period.

Loans. At September 30, 2018, net loans were $727.9 million, or 74.1% of total assets compared to $747.0 million, or 76.8% of total assets at December 31, 2017. The $19.1 million, or 2.6%, decrease in loans receivable was a result of loan payoffs exceeding loan production during the period. Included in the total decrease to loans receivable as of September 30, 2018 were decreases in 1-4 family residential and construction loans, commercial business loans and home equity loans and lines of credit of $4.8 million or 1.8%, $7.4 million or 13.1%, and $7.7 million or 5.9%, respectively. These decreases were partially offset by an increase in commercial real estate loans of $1.4 million, or 0.5%.

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

Deposits increased $30.5 million, or 4.4%, to $725.4 million at September 30, 2018 from $694.8 million at December 31, 2017. There were increases of $28.4 million in certificate of deposit accounts and $2.1 million in demand, savings and club accounts during the nine months ended September 30, 2018. The increase in certificate accounts is reflective of customers re-entering the certificate of deposit market as rates continue to rise after years of being stagnant. The Bank has offered attractive rates and terms on certificates of deposit during the current quarter. The increases in demand, savings and club accounts include $5 million received from the Commonwealth of Pennsylvania and normal fluctuations due to customer transaction activity during the period.

Borrowings. Borrowings consist of overnight borrowings and advances from the Federal Home Loan Bank of Pittsburgh and funds borrowed under repurchase agreements. There were no short-term borrowings at September 30, 2018 compared to $27.0 million at December 31, 2017. Proceeds from short-term borrowings of $138.5 million were offset by the repayment of $165.5 million during the nine months ended September 30, 2018. Federal Home Loan Bank advances increased $5.4 million to $113.1 million from $107.7 million at December 31, 2017. The increase in advances was due to $30.0 million in additional advances entered into during the period as a result of the decision to term out short-term borrowings partially offset by $24.6 million principal repayments made on existing advances.

Stockholders’ Equity. Stockholders’ equity increased $1.3 million or 1.0%, to $135.3 million at September 30, 2018 from $134.0 million at December 31, 2017. The slight increase was a result of net income of $7.0 million for the nine months ended September 30, 2018, offset by dividends paid during the period of $3.2 million, as well as a decrease of $3.4 million in accumulated other comprehensive income as a result of changes in market values during the period.

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

	For the Three Months Ended September 30,
(Dollars in thousands)	2018			2017
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
Interest-earning assets:
Loans	$734,415	$8,007	4.27%	$743,466	$7,962	4.25%
Investment and mortgage-backed securities	146,267	948	2.59%	143,368	926	2.55%
FHLB stock	8,165	134	6.51%	8,679	151	6.86%
Interest-earning deposits	26,359	112	1.70%	14,331	44	1.33%
Total interest-earning assets	915,206	9,201	3.95%	909,844	9,083	3.97%
Noninterest-earning assets	62,273			69,719
Total assets	$977,479			$979,563
Interest-bearing liabilities:
Savings accounts	$150,084	51	0.13%	$155,818	76	0.19%
Certificates of deposit	232,964	1,092	1.86%	215,915	783	1.44%
Money market accounts	96,951	142	0.58%	99,562	60	0.24%
Demand and NOW accounts	101,653	50	0.20%	89,618	46	0.20%
Total interest-bearing deposits	581,652	1,335	0.91%	560,913	965	0.68%
Federal Home Loan Bank borrowings	116,873	599	2.05%	118,354	480	1.61%
Securities sold under agreements to repurchase	4,219	2	0.19%	5,901	1	0.13%
Total interest-bearing liabilities	702,744	1,936	1.10%	685,168	1,446	0.84%
Noninterest-bearing deposits	136,811			149,819
Noninterest-bearing liabilities	2,928			11,885
Total liabilities	842,483			846,872
Stockholders' equity	134,996			132,691
Total liabilities and stockholders' equity	$977,479			$979,563

Net interest income		$7,265			$7,637
Net interest rate spread (1)			2.85%			3.13%
Net interest-earning assets (2)	$212,462			$224,676
Net interest margin (3)			3.15%			3.34%
Average interest-earning assets to interest-
bearing liabilities	130.23%			132.79%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Nine Months Ended September 30,
(Dollars in thousands)	2018			2017
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
Interest-earning assets:
Loans	$742,935	$23,919	4.27%	$616,281	$18,924	4.11%
Investment and mortgage-backed securities	145,153	2,842	2.61%	118,244	2,249	2.54%
FHLB stock	8,854	455	6.88%	6,666	280	5.62%
Interest-earning deposits	20,097	218	1.45%	12,586	91	0.97%
Total interest-earning assets	917,039	27,434	3.97%	753,777	21,544	3.83%
Noninterest-earning assets	62,227			54,696
Total assets	$979,266			$808,473
Interest-bearing liabilities:
Savings accounts	$151,660	154	0.14%	141,078	135	0.13%
Certificates of deposit	222,343	2,805	2.26%	189,959	2,100	1.48%
Money market accounts	96,778	351	0.48%	67,499	166	0.33%
Demand and NOW accounts	99,115	146	0.20%	83,373	102	0.16%
Total interest-bearing deposits	569,896	3,456	0.81%	481,909	2,503	0.69%
Federal Home Loan Bank borrowings	132,097	1,914	1.93%	94,882	1,056	1.49%
Securities sold under agreements to repurchase	5,124	6	0.14%	5,411	3	0.07%
Total interest-bearing liabilities	707,117	5,376	1.02%	582,202	3,562	0.82%
Noninterest-bearing deposits	134,742			110,632
Noninterest-bearing liabilities	3,395			3,894
Total liabilities	845,254			696,728
Stockholders' equity	134,012			111,745
Total liabilities and stockholders' equity	$979,266			$808,473

Net interest income		$22,058			$17,982
Net interest rate spread (1)			2.95%			3.01%
Net interest-earning assets (2)	$209,922			$171,575
Net interest margin (3)			3.22%			3.19%
Average interest-earning assets to interest-
bearing liabilities	129.69%			129.47%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended September 30, 2018 and 2017

General. Net income for the quarter ended September 30, 2018 was $2.4 million compared to $1.9 million for the quarter ended September 30, 2017, an increase of $444,000, or 22.9%. Earnings per share for the current period was $0.51 for basic and $0.50 for fully diluted compared to $0.42 for basic and $0.41 for fully diluted for the same period in 2017.

The Company’s annualized return on average assets (ROA) and return on average equity (ROE) for the quarter were 0.97% and 6.99%, respectively, compared to 0.78% and 5.79% for the same period in 2017.

Net Interest Income. Net interest income for the quarter ended September 30, 2018 was $7.3 million, a decrease of 4.9% compared to the $7.6 million reported for the quarter ended September 30, 2017. The decrease was primarily due to an increase in both the average balance and the cost of interest-bearing deposits. Additionally, there was a decrease in the average balance of loans receivable. Our net interest rate spread and net interest margin were 2.85% and 3.15%, respectively for the three months ended September 30, 2018, compared to 3.13% and 3.34% for the three months ended September 30, 2017, respectively.

Interest and Dividend Income. Total interest and dividend income increased by $118,000, or 1.3%, to $9.2 million for the three months ended September 30, 2018 compared to $9.1 million for the same period in the prior year. The increase was primarily due to an increase in the average balance of interest-earning deposits, partially offset by a decrease in the average balance of loans receivable. The average yield on interest-earning assets decreased to 3.95% for the three months ended September 30, 2018 from 3.97% for the same period in the prior year.

Interest income on loans increased $45,000, or 0.6%, to $8.0 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The average yield on loans receivable increased to 4.27% for the three months ended September 30, 2018 from 4.25% for the same period in the prior year. The increase in the average yield was primarily attributable to adjustable rate loans resetting higher as a result of increases in general market rates as well as new loan originations being booked at higher interest rates during the period. Average loans receivable decreased by $9.0 million, or 1.2%, to $734.4 million for the three months ended September 30, 2018 from $743.5 million for the same period in the prior year.

Interest income on investment and mortgage-backed securities increased by $22,000, or 2.4%, to $948,000 for the three months ended September 30, 2018. The increase was due primarily to an increase in the average balance of investment and mortgage backed securities of $2.9 million, or 2.0%, to $146.3 million for the three months ended September 30, 2018 compared to the prior period. In addition, the average yield earned on investments and mortgage-backed securities increased to 2.59% for the three months ended September 30, 2018 from 2.55% for the same period in the prior year.

Interest income on FHLB stock decreased $17,000, or 11.3%, to $134,000 for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The decrease is primarily due to the decrease in the average yield to 6.51% for the three months ended September 30, 2018 from 6.86% for the same period in the prior year as a result of the true up of the second quarter 2017 Capital Stock dividend received in the third quarter. Additionally, the average balance of FHLB stock decreased $514,000, or 5.9%, to $8.2 million for the three months ended September 30, 2018 compared to the prior period.

Interest income on interest-earning deposits increased $68,000, or 154.5%, to $112,000 for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The increase is primarily due to the increase in the average balance of $12.0 million, or 83.9%, to $26.4 million for the three months ended September 30, 2018 compared to the prior period. Additionally, the average yield increased to 1.70% for the three months ended September 30, 2018 from 1.33% for the same period in the prior year. The increase in the average balance was the result of an increase in deposits as well as a decrease in loans receivable offset somewhat by an increase in mortgage-backed securities during the period.

Interest Expense. Total interest expense increased by $490,000, or 33.9%, to $1.9 million for the three months ended September 30, 2018 from $1.4 million for the same period in the prior year. The increase in interest expense was due to an increase in the average balance of interest-bearing liabilities of $17.6 million, or 2.6%, to $702.7 million for the three months ended September 30, 2018 from $685.2 million for the same period in the prior year, due primarily to increases in certificates of deposit. Additionally, the average cost of interest-bearing liabilities increased to 1.10% for the three months ended September 30, 2018 from 0.84% for the same prior year period.

Interest expense on deposits increased by $370,000, or 38.3%, to $1.3 million for the three months ended September 30, 2018 from $965,000 for the same period in the prior year. The average balance of interest-bearing deposits increased $20.7 million, or 3.7% for the three months ended September 30, 2018, compared to the prior period. The increase is due primarily to the net inflows in certificates of deposits as customer preferences shift from non-maturity deposits to longer term certificates with the rise in interest rates. The average cost of interest-bearing deposits increased to 0.91% for the three months ended September 30, 2018 from 0.68% for the three months ended September 30, 2017.

Interest expense on borrowed funds increased $119,000 or 24.8%, to $599,000 for the three months ended September 30, 2018 from $480,000 for the same period in the prior year. The increase was due to the recent rise in interest rates. The average cost of borrowings increased to 2.05% for the quarter ended September 30, 2018 from 1.61% for the quarter ended September 30, 2017.

The average balance of borrowings decreased $1.5 million, or 1.3%, to $116.9 million for the three months ended September 30, 2018 compared to the same period in the prior year.

Provision for Loan Losses. Provision for loan losses increased $123,000, or 123.0%, to $223,000 for the three months ended September 30, 2018, compared to $100,000 for the three months ended September 30, 2017. In management’s judgment, the allowance for loan losses is at a sufficient level that reflects the losses inherent in our loan portfolio relative to loan mix, economic conditions and historical loss experience. See “Non-Performing and Problem Assets” for additional information.

Noninterest Income. Noninterest income increased $145,000, or 14.3%, to $1.2 million for the three months ended September 30, 2018 compared to the same period in 2017. The increase was primarily the result of net gains on the sale of equity securities offset by net equity security fair value adjustment losses recorded during the quarter.

Noninterest Expenses. Noninterest expenses decreased $446,000, or 7.7%, to $5.3 million for the three months ended September 30, 2018 compared to $5.8 million for the same period in the prior year. The decrease was primarily the result of a decrease in compensation and employee benefits in the current period.

Income Tax Expense. The Company recorded a provision for income tax of $513,000 for the three months ended September 30, 2018 compared to $861,000 for the three months ended September 30, 2017. The effective tax rate was 17.7% for the three months ended September 30, 2018 and 30.8% for the three months ended September 30, 2017. The decrease in income tax expense was due primarily to the lower corporate tax rate of 21% which became effective January 1, 2018 as well as an adjustment related to the true-up of the 2017 tax return, offset to some extent by the higher level of taxable income.

Comparison of Operating Results for the Nine Months Ended September 30, 2018 and 2017

General. Net income for the nine months ended September 30, 2018 was $7.0 million compared to $2.9 million for the nine months ended September 30, 2017, an increase of $4.1 million, or 143.9%. Earnings per share for the current period were $1.52 for basic and $1.48 for fully diluted compared to $0.75 for basic and $0.73 for fully diluted for the same period in 2017. Net income for the nine months ended September 30, 2017 was significantly impacted by merger related expenses of $3.1 million related to the acquisition of Allegheny Valley Bank completed after the close of business on April 7, 2017.

The Company’s annualized return on average assets (ROA) and return on average equity (ROE) for the nine months were 0.96% and 7.02%, respectively, compared to 0.48% and 3.45% for the same period in 2017.

Net Interest Income. Net interest income for the nine months ended September 30, 2018 was $22.1 million, an increase of $4.1 million, or 22.7%, compared to the $18.0 million reported for the nine months ended September 30, 2017, due primarily to the inclusion of Allegheny Valley Bank operations for the full nine months in the current year period. Our net interest rate spread and net interest margin were 2.95% and 3.22%, respectively for the nine months ended September 30, 2018, compared to 3.01% and 3.19% for the nine months ended September 30, 2017, respectively.

Interest and Dividend Income. Total interest and dividend income increased by $5.9 million, or 27.3%, to $27.4 million for the nine months ended September 30, 2018 compared to $21.5 million for the same period in the prior year. The increase was primarily due to an increase in the average balance of interest-earning assets which included interest-earning assets acquired through the Allegheny Valley merger for the entire nine months during the current period. The average yield on interest-earning assets increased to 3.97% for the nine months ended September 30, 2018 from 3.83% for the same period in the prior year.

Interest income on loans increased $5.0 million, or 26.4%, to $23.9 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The average yield on loans receivable increased to 4.27% for the nine months ended September 30, 2018 from 4.11% for the same period in the prior year. The increase in the average yield was primarily attributable to adjustable rate loans resetting higher as a result of increases in general market rates as well as new loan originations being booked at higher interest rates during the period. Average loans receivable increased by $126.7 million, or 20.6%, to $742.9 million for the nine months ended September 30, 2018 from $616.3 million for the same period in the prior year due mainly to growth from the acquisition being reflected for the full nine months in the current period.

Interest income on investment and mortgage-backed securities increased by $593,000, or 26.4%, to $2.8 million for the nine months ended September 30, 2018. The increase was due primarily to an increase in the average balance of investment and mortgage backed securities of $26.9 million, or 22.8%, to $145.2 million for the nine months ended September 30, 2018. The increase is due primarily to investment and mortgage-backed securities acquired being reflected for the full nine months in the current period. In addition, the average yield earned on investments and mortgage-backed securities increased to 2.61% for the nine months ended September 30, 2018 from 2.54% for the same period in the prior year.

Interest income on FHLB stock increased $175,000, or 62.5%, to $455,000 for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase is primarily due to an increase in the average balance of FHLB stock of $2.2 million, or 32.8%, to $8.9 million for the nine months ended September 30, 2018 compared to the prior period due primarily to the acquisition. Additionally, the average yield on FHLB stock increased to 6.88% for the nine months ended September 30, 2018 from 5.62% for the same period in the prior year. The FHLB increased the dividend yield on both activity and membership stock as of the fourth quarter of 2017. The additional dividend income to true up the 2017 quarter was received in 2018.

Interest income on interest-earning deposits increased $127,000, or 139.6%, to $218,000 for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase is primarily due to the increase in the average balance of $7.5 million, or 59.7%, to $20.1 million for the nine months ended September 30, 2018 compared to the prior period. Additionally, the average yield increased to 1.45% for the nine months ended September 30, 2018 from 0.97% for the same period in the prior year.

Interest Expense. Total interest expense increased by $1.8 million, or 50.9%, to $5.4 million for the nine months ended September 30, 2018 from $3.6 million for the same period in the prior year. This increase in interest expense was due to an increase in the average balance of interest-bearing liabilities of $124.9 million, or 21.5%, to $707.1 million for the nine months ended September 30, 2018 from $582.2 million for the same period in the prior year, due primarily to the inclusion of deposits and borrowings acquired from Allegheny Valley for the full nine months in the current period. In addition, the average cost of interest-bearing liabilities increased to 1.02% for the nine months ended September 30, 2018 from 0.82% for the same prior year period.

Interest expense on deposits increased by $953,000, or 38.1%, to $3.5 million for the nine months ended September 30, 2018 from $2.5 million for the same period in the prior year. The average balance of interest-bearing deposits increased $88.0 million, or 18.3% for the nine months ended September 30, 2018, compared to the prior period. The increase is due primarily to the acquisition of Allegheny Valley being reflected for the full nine months in the current period as well as net inflows in certificates of deposits as customer preferences shift from non-maturity deposits to longer term certificates with the rise in interest rates. The average cost of interest-bearing deposits increased to 0.81% for the nine months ended September 30, 2018 from 0.69% for the nine months ended September 30, 2017.

Interest expense on borrowed funds increased $858,000 or 81.3%, to $1.9 million for the nine months ended September 30, 2018 from $1.1 million for the same period in the prior year. The average balance of borrowings increased $37.2 million, or 39.2%, to $132.1 million for the nine months ended September 30, 2018 compared to the same period in the prior year due primarily to the borrowings assumed as a result of the acquisition and new advances entered into after June 30, 2017. The average cost of borrowings increased to 1.93% for the nine months ended September 30, 2018 from 1.49% for the nine months ended September 30, 2017.

Provision for Loan Losses. Provision for loan losses increased $131,000, or 49.1%, to $398,000 for the nine months ended September 30, 2018, compared to $267,000 for the nine months ended September 30, 2017. In management’s judgment, the allowance for loan losses is at a sufficient level that reflects the losses inherent in our loan portfolio relative to loan mix, economic conditions and historical loss experience. See “Non-Performing and Problem Assets” for additional information.

Noninterest Income. Noninterest income increased $751,000, or 26.9%, to $3.5 million for the nine months ended September 30, 2018 from $2.8 million for the same period in 2017. The increase was primarily due to net gains on the sale of equity securities, increased service charges on deposits and higher investment management fees. The increases in service charges and investment management fees were primarily related to the inclusion of Allegheny Valley Bank operations for the full nine month period in the current year.

Noninterest Expenses. Noninterest expenses, excluding merger expenses, increased by $3.2 million, or 24.0%, to $16.4 million for the nine months ended September 30, 2018 compared to $13.3 million for the nine months ended September 30, 2017. The increase was due primarily to an increase in compensation and employee benefits expenses of $1.8 million for the nine months ended September 30, 2018, which included $510,000 related to severance paid during the period. Additionally, there were increases in premises and occupancy expense of $441,000 and other operating expenses of $737,000 compared to the prior year period. All of these increases are reflective of the inclusion of Allegheny Valley operations for the full nine months in the current period. Offsetting a large portion of the increases noted was a decrease in merger related expenses. The 2017 period included $3.1 million in merger expenses compared to $0 in the current period.

Income Tax Expense. The Company recorded a provision for income tax of $1.7 million for the nine months ended September 30, 2018 compared to $1.3 million for the nine months ended September 30, 2017. The effective tax rate was 19.7% for the nine months ended September 30, 2018 and 30.6% for the nine months ended September 30, 2017. The increase in income tax expense was due primarily to the higher level of taxable income offset by the lower corporate tax rate of 21% which became effective January 1, 2018.

Non-Performing and Problem Assets

The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. At September 30, 2018 and December 31, 2017, we had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates).

	September 30,	December 31,
(Dollars in thousands)	2018	2017

Non-accrual loans:
One-to-four family residential and construction	$1,455	$1,899
Commercial real estate	696	756
Home equity loans and lines of credit	248	244
Commercial business	47	5
Other	8	3
Total nonaccrual loans	2,454	2,907
Loans past due 90 days and still accruing	34	19
Total non-performing loans	2,488	2,926
Foreclosed real estate	528	419
Total non-performing assets	$3,016	$3,345

Ratios:
Non-accrual loans to total loans	0.34%	0.39%
Non-performing loans to total loans	0.34%	0.39%
Non-performing assets to total assets	0.31%	0.34%
Allowance for loan losses to non-performing loans	182.44%	141.05%

Loans in process of foreclosure totaled $353,000 at September 30, 2018.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments and sales, borrowings from the Federal Home Loan Bank of Pittsburgh, repurchase agreements and maturities, principal repayments and the sale of available-for-sale securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee, under the direction of our Chief Financial Officer, is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. At September 30, 2018, the Company’s cash and cash equivalents amounted to $34.6 million. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2018.

Certificates of deposit due within one year of September 30, 2018 totaled $80.6 million, or 11.1% of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan and securities sales, repurchase agreements and Federal Home Loan Bank advances. We believe, however, based on historical experience and current market interest rates, we will retain upon maturity a large portion of the certificates of deposit with maturities of one year or less. Our maximum borrowing capacity at the FHLB at September 30, 2018 was $412.5 million.

Our stockholders’ equity was $135.3 million at September 30, 2018, an increase of $1.3 million or 1.0% from $134.0 million at December 31, 2017. The increase was a result of net income of $7.0 million for the nine months ended September 30, 2018, offset by dividends paid during the nine month period of $3.2 million as well as a $3.4 million decrease in accumulated other comprehensive income as a result of changes in market values during the period.

Current regulatory requirements specify that the Bank and similar institutions must maintain regulatory capital sufficient to meet tier 1 leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios of at least 4.00%, 4.50%, 6.00% and 8.00%, respectively. At September 30, 2018, Standard Bank was in compliance with all regulatory capital requirements ratios of 11.1%, 15.9%, 15.9% and 16.6%, respectively, and was considered “well capitalized” under regulatory guidelines.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At September 30, 2018, we had $129.0 million in loan commitments outstanding, $72.7 million of which were for commercial loan originations and $5.4 million which were for one- to four-family and construction loan originations. In addition to those commitments to originate loans, loan commitments outstanding included $29.8 million in unused home equity lines of credit to borrowers and $21.1 million in other commitments.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a – 15(e) and 15d-15(e), each promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2018. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2018, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

As of September 30, 2018, the Company was not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business. As of September 30, 2018, the Company was not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit
Number	Description

3.1	Articles of Incorporation of Standard AVB Financial Corp., as amended (1)

3.2	Bylaws of Standard AVB Financial Corp., as amended (2)

4.1	Form of common stock certificate of Standard AVB Financial Corp. (3)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0	The following materials for the three and nine months ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition, (ii) Statements of Income, (iii) Statements of Comprehensive Income, (iv) Statements of Changes in Stockholder’s Equity, (v) Statements of Cash Flows, and (vi) Notes to Financial Statements

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K as filed with the Securities and Exchange Commission on April 12, 2017.
(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K as filed with the Securities and Exchange Commission on August 24, 2017.
(3)	Incorporated by reference to Exhibit 4 to the Company’s Annual Report on Form 10-K, as filed on April 2, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD AVB FINANCIAL CORP.

Date: November 9, 2018	/s/ Timothy K. Zimmerman
Timothy K. Zimmerman
Chief Executive Officer

Date: November 9, 2018	/s/ Susan Parente
Susan Parente
Executive Vice President and Chief Financial Officer

