Form 10-K
period 2018-12-31
Standard AVB Financial Corp.
filed 2019-03-18
CIK 1492915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of  “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of March 1, 2019, there were issued and outstanding 4,819,919 shares of the Registrant’s Common Stock.
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sales price on June 30, 2018 was $145.1 million.
DOCUMENTS INCORPORATED BY REFERENCE:
Document	Part of Form 10-K
Proxy Statement for the 2019 Annual Meeting of Stockholders of the Registrant	Part III

Standard AVB Financial Corp.

Annual Report on Form 10-K
For The Year Ended
December 31, 2018

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

•
inflation and changes in the interest rate environment that reduce our margin or reduce the fair value of financial instruments;

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

Standard AVB Financial Corp.
Standard AVB Financial Corp. (“Standard” or the “Company”), is a Maryland corporation that owns all of the outstanding shares of common stock of Standard Bank PaSB, a Pennsylvania chartered savings bank (the “Bank”). Standard’s common stock is quoted on the NASDAQ market place under the symbol “STND.”
On August 29, 2016, Standard Financial Corp. and Allegheny Valley Bancorp, Inc. (“Allegheny Valley”) entered into an Agreement and Plan of Merger, which contemplated that Allegheny Valley would merge with and into Standard Financial Corp., with Standard Financial Corp. as the surviving entity to be known as “Standard AVB Financial Corp.” On April 7, 2017, Allegheny Valley merged with and into Standard Financial Corp. and the Company was renamed as “Standard AVB Financial Corp.” In conjunction with the merger and the filing of the Form S-4 Registration Statement, Standard AVB Financial Corp. became an SEC reporting company.
On a consolidated basis, as of December 31, 2018, Standard AVB Financial Corp. had total assets of $971.8 million, total loans receivable, net of  $729.0 million, total deposits of  $717.9 million and stockholders’ equity of  $137.9 million. The Company’s executive offices are located at 2640 Monroeville Boulevard, Monroeville, Pennsylvania 15146. The telephone number at this address is (412) 856-0363.
Standard Bank
The Bank is a Pennsylvania chartered savings bank headquartered in Murrysville, Pennsylvania with executive offices in Monroeville, Pennsylvania. The Bank was organized in 1913, and reorganized into the mutual holding company structure in 1998. Following the completion of a stock conversion, the Bank became the wholly owned subsidiary of Standard. The Bank provides financial services to individuals, families and businesses through seventeen banking offices located in Allegheny, Westmoreland and Bedford counties in Pennsylvania and Allegany County, Maryland.
The Bank’s business consists primarily of accepting deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in commercial real estate loans, commercial business loans, one- to four-family residential mortgage loans, home equity loans and lines of credit and investment securities. To a much lesser extent, the Bank also originates construction loans and consumer loans. The Bank offers a variety of deposit accounts, including savings accounts, certificates of deposit, money market accounts, commercial and regular checking accounts and individual retirement accounts.
The Bank’s administrative offices are located at 2640 Monroeville Boulevard, Monroeville, Pennsylvania 15146. The Bank’s telephone number at this address is (412) 856-0363. The Bank’s website address is www.standardbankpa.com.
Available Information
The Company is a public company and files interim, quarterly and annual reports with the Securities and Exchange Commission. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Company’s reports can also be obtained for free on our website, www.standardbankpa.com under the Investor Relations tab. Information available through the Company’s website is not incorporated into this Annual Report and should not be considered part of this Annual Report.
Market Area
The Company, with total assets of  $971.8 million at December 31, 2018, is the parent company of the Bank, a Pennsylvania chartered savings bank which operates seventeen offices serving individuals and small to mid-sized businesses in Allegheny, Westmoreland, and Bedford counties in Pennsylvania and Allegany County in Maryland. The Bank is a member of the Federal Deposit Insurance Corporation (“FDIC”) and an Equal Housing Lender.

The Bank’s market area has a broad range of private and public employers, and has transitioned from heavy industry to more specialized industries and service providers, including technology, health care, education, energy and finance. Westmoreland County is east of Allegheny County and is part of the Pittsburgh metropolitan area. Allegany County, Maryland is part of the Cumberland, Maryland-West Virginia metropolitan area, which is equidistant from Pittsburgh and Baltimore, and its economy includes information technology, biotechnology, medical services and manufacturing.
Unemployment rates in the Bank’s market area have continued to drop significantly, with the exception of Allegany County, Maryland. The greater Pittsburgh area unemployment rate is slightly less than the state of Pennsylvania. Allegheny County, Pennsylvania continues to prosper due to the stability and impact of healthcare facilities, universities, and strong technology and natural resource industries. The unemployment rate in Allegany County, Maryland is higher than that of the state of Maryland. The national unemployment rate continues to be better than all of the Bank’s market area.
Median household income as a percentage change since 2010 for the Bank’s market area remains strong with the addition of higher paying technology and energy jobs. While all of the Bank’s market areas, other than Bedford County, continue to fare better in percentage increases than Pennsylvania, Maryland, and the country, in dollar terms each of the region’s median household income is somewhat lower than their respective states and the nation. However, the lower cost of living in the regions continue to offset some of the disparity. The Bank’s market area continues to be one of the most affordable housing markets in the country making it attractive for potential employment and population migration.
The population in the Bank’s market area continues to decline in contrast to the growth in Pennsylvania, Maryland, and the nation. The median age throughout the Bank’s market area is significantly older than that of the nation and respective states. Areas outside Allegheny County, Pennsylvania continue to increase in median age at a rapid rate, however, the median age has begun to decline in the greater Pittsburgh area due to neighborhood revitalizations along with an influx of technology jobs that have attracted a younger demographic. Nonetheless, there remains a significant difference in the median age between most of the Bank’s market area and that of Pennsylvania, Maryland, and the nation; the largest disparity being over nine years between Bedford County, Pennsylvania and the nation.
Competition
The Bank faces intense competition in its market areas both in making loans and attracting deposits. The Bank competes with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies and investment banking firms. Some of the Bank’s larger competitors have greater name recognition and market presence that benefit them in attracting business, and offer certain services that the Bank does not or cannot provide.
The Bank’s deposit sources are primarily concentrated in the communities surrounding its community banking offices, located in the Pennsylvania counties of Allegheny, Westmoreland and Bedford and Allegany County, Maryland. As of December 31, 2018, the Bank ranked 14th in deposit market share out of 20 bank and thrift institutions with offices in Allegheny County, Pennsylvania with a market share of 0.4%, 9th in deposit market share out of 20 bank and thrift institutions in Westmoreland County, Pennsylvania with a market share of 2.9%, 8th in deposit market share out of 9 bank and thrift institutions in Bedford County, Pennsylvania, with a market share of 3.4% and 4th in deposit market share out of 5 bank and thrift institutions in Allegany County, Maryland with a market share of 9.4%
Lending Activities
The Bank’s primary lending activities are the origination of commercial real estate loans, commercial business loans, one- to four-family residential mortgage loans and home equity loans and lines of credit. To a lesser extent, the Bank also originates construction loans and consumer loans.
Commercial Real Estate Loans.   At December 31, 2018, $308.8 million, or 42.1%, of the Bank’s total loan portfolio, consisted of commercial real estate loans. Properties securing the Bank’s commercial real estate loans primarily include loans to lessors of residential buildings and dwellings, lessors of non-residential buildings, properties for single family home construction, small office buildings and office suites. The Bank generally seeks to originate commercial real estate loans with initial principal balances not to exceed $6.0 million. Substantially all of the Bank’s commercial real estate loans are secured by properties located in its primary market area. At December 31, 2018, the Bank’s largest commercial real estate loan relationship (consisting of two separate commercial real estate loans) had a combined principal balance of $4.9 million and was secured by one commercial office building and one manufacturing facility. These loans were performing in accordance with their terms and conditions at December 31, 2018.
In the underwriting of commercial real estate loans, the Bank generally lends up to the lower of 80% of the property’s appraised value or purchase price. The Bank bases its decision to lend primarily on the economic viability of the property and the creditworthiness of the borrower. In evaluating a proposed commercial real estate loan, the Bank emphasizes the ratio of the property’s projected net cash flow to the loan’s debt service requirement (generally requiring a preferred ratio of 1.25x), computed after deductions for a vacancy factor and property expenses that the Bank deems appropriate. Personal guarantees are usually obtained from commercial real estate borrowers. The Bank generally requires title insurance, fire and extended coverage casualty insurance, and, if appropriate, flood insurance, in order to protect its security interest in the underlying property. Almost all of the Bank’s commercial real estate loans are generated internally by its Commercial Relationship Managers.
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
Commercial Business Loans.   The Bank makes various types of secured and unsecured commercial business loans to customers in its market area for working capital and other general business purposes. The terms of these loans generally range from less than one year to a maximum of ten years. The loans are either negotiated on a fixed-rate basis or carry adjustable interest rates indexed to a market rate index. The Bank seeks to originate loans to small- and medium-size businesses with principal balances between $50,000 and $5.0 million. At December 31, 2018, the Bank had commercial business loans totaling $46.2 million, or 6.3% of the total loan portfolio.
Commercial credit decisions are based upon the Bank’s credit assessment of the loan applicant. The Bank evaluates the applicant’s ability to repay in accordance with the proposed terms of the loan and the Bank assesses the risks involved. Personal guarantees of the principals are typically obtained. In addition to evaluating the loan applicant’s financial statements, the Bank considers the adequacy of the primary and secondary sources of repayment for the loan and debt service coverage. Credit agency reports of the applicant’s personal credit history supplement the Bank’s analysis of the applicant’s creditworthiness. Collateral supporting a secured transaction is also analyzed to determine its value and marketability. Commercial business loans generally carry higher interest rates than residential loans of like duration due to a higher risk of default as repayment generally depends on the successful operation of the borrower’s business and the sufficiency of any collateral. At December 31, 2018, the Bank’s largest commercial business loan was to a municipality, had a principal balance of  $4.5 million and was secured by the full faith and credit and taxing authority of the borrower. This loan was performing in accordance with its terms and conditions at December 31, 2018.
One- to Four-Family Residential Mortgage Loans.   At December 31, 2018, $253.9 million, or 34.6%, of the Bank’s total loan portfolio, consisted of one- to four-family residential mortgage loans. The Bank offers fixed-rate and adjustable-rate residential mortgage loans with maturities up to 30 years. One- to four-family residential mortgage loans are generally underwritten according to secondary market guidelines, and the Bank refers to loans that conform to such guidelines as “conforming loans.” The Bank generally originates both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which is currently $484,350 for single-family homes. However, loans in excess of  $484,350 (which are referred to as “jumbo loans”) are generally originated for retention in the Bank’s loan portfolio or may be sold servicing released. The Bank’s portfolio maximum loan amount for these loans is generally $750,000. The Bank underwrites jumbo portfolio loans in the same manner as conforming loans.
The Bank will originate loans with loan-to-value ratios in excess of 80%, up to and including a loan-to-value ratio of 97%. The Bank requires private mortgage insurance for loans with loan-to-value ratios in excess of 80%. During the year ended December 31, 2018, the Bank originated $7.0 million of one- to four-family residential mortgage loans with loan-to-value ratios in excess of 80%. The Bank offers special programs for low- and moderate-income home purchasers within low to moderate income census tracts. The property must be located within the Bank’s lending assessment area. Household income must be less than 80% of median income of the Metropolitan Statistical Area in order to qualify for the special low- to moderate-income program. Loans under this program may be originated up to 89% loan to value.
The Bank generally sells fixed rate conforming loans with terms greater than 15 years and retains the servicing rights on loans sold to generate fee income. For the year ended December 31, 2018, the Bank recognized loan servicing fees of  $245,000. As of December 31, 2018, the principal balance of loans serviced for others totaled $66.3 million.
Other than the Bank’s loans for the construction of one- to four-family residential mortgage loans (described under “Construction Loans”) and home equity lines of credit (described under “Home Equity Loans and Lines of Credit”), the Bank does not offer “interest only” mortgage loans on one- to four-family residential properties (where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan). The Bank also does not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan. The Bank does not offer “subprime loans” (loans that generally target borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios) or Alt-A loans (traditionally defined as loans having less than full documentation).
Home Equity Loans and Lines of Credit.   In addition to traditional one- to four-family residential mortgage loans, the Bank offers home equity loans and home equity lines of credit that are secured by the borrower’s primary residence or secondary residence. At December 31, 2018, the Bank’s home equity loans and lines of credit totaled $123.4 million and represented 16.8% of the total loan portfolio. The Bank’s home equity loans are originated with fixed rates of interest and with terms of up to 15 years. Home equity lines of credit have a maximum term of 20 years. The Bank offers interest only lines of credit with a 10-year draw period in which interest is due monthly. After the initial 10-year draw period, the borrower is required to make principal payments based on a 10-year amortization. The Bank’s home equity lines of credit are currently originated with adjustable rates of interest. Home equity loans and lines of credit are generally underwritten with the same criteria that the Bank uses to underwrite one- to four-family residential mortgage loans. For a borrower’s primary residence, home equity loans and lines of credit may be underwritten with a loan-to-value ratio of 89.9% and 85.0%, respectively, when combined with the principal balance of the existing mortgage loan. At the time the Bank closes a home equity loan or line of credit, the Bank records a mortgage to protect its security interest in the underlying collateral. At December 31, 2018 the Bank’s in-house maximum limit for home equity loans and lines of credit was $750,000. Loans over $400,000 require title insurance.
Home equity loans and lines of credit entail greater credit risks compared to the one- to four-family residential mortgage loans the Bank originates, as they typically involve higher loan-to-value ratios. Therefore, any decline in real estate values may have a more detrimental effect on home equity loans and lines of credit compared to one- to four-family residential mortgage loans.
Construction Loans.   The Bank makes commercial construction loans for rental properties, commercial buildings and homes built by developers on speculative, undeveloped property. The terms of commercial construction loans are made in accordance with the Bank’s commercial loan policy. Advances on construction loans are made in accordance with a schedule reflecting the cost of construction, but are generally limited to an 80% loan-to-completed-appraised-value ratio. Repayment of construction loans on non-residential properties is normally expected from the property’s eventual rental income, income from the borrower’s operating entity or the sale of the subject property. In the case of income-producing property, repayment is usually expected from permanent financing upon completion of construction. The Bank typically provides the permanent mortgage financing on construction loans. Construction loans are interest-only loans during the construction period, which typically do not exceed 12 months, and convert to permanent, amortizing financing following the completion of construction.
The Bank makes residential construction loans for one- to four-family owner-occupied properties. Advances on residential construction loans are made in accordance with a schedule reflecting the cost of construction. The terms of residential construction loans are made in accordance with the Bank’s one- to four-family residential lending policy (described under “One- to Four-Family Residential Mortgage Loans”). At December 31, 2018, residential construction loans totaled $5.7 million and are included with one-to-four family residential and construction loans. At December 31, 2018, the additional un-advanced portion of these construction loans totaled $2.1 million.
Generally, before making a commitment to fund a construction loan, the Bank requires an appraisal of the property by a state-certified or state-licensed appraiser. The Bank reviews and inspects properties before disbursement of funds during the term of the construction loan. Construction financing generally involves greater credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction cost is inaccurate, the Bank may be required to advance additional funds beyond the amount originally committed in order to protect the value of the property. Moreover, if the estimated value of the completed project is inaccurate, the borrower may hold a property with a value that is insufficient to assure full repayment of the construction loan upon the sale of the property. In the event the Bank makes a land acquisition loan on property that is not yet approved for the planned development, there is the risk that approvals will not be granted or will be delayed. Construction loans also expose the Bank to the risk that improvements will not be completed on time in accordance with specifications and projected costs. In addition, the ultimate sale or rental of the property may not occur as anticipated.
Loan Originations, Sales, Participations and Servicing.   All loans that the Bank originates are underwritten pursuant to its policies and procedures, which incorporate standard underwriting and secondary market guidelines. The Bank originates both adjustable-rate and fixed-rate loans. The Bank’s loan origination and sales activity may be adversely affected by a rising interest rate environment that typically results in decreased loan demand. Most of the Bank’s one- to four-family residential mortgage loan originations are generated by loan officers.
During the year ended December 31, 2018, the Bank sold approximately 17.5% of the longer term fixed rate loans. These loans were sold primarily to the Federal Home Loan Bank of Pittsburgh (“FHLB”) through its Mortgage Partnership Finance (“MPF”) program, with loan servicing rights retained. During the year ended December 31, 2018, the Bank originated $5.7 million of fixed-rate loans primarily with terms greater than 15 years which were sold to assist the Bank in managing interest rate risk. The Bank sells loans with the servicing rights retained on residential mortgage loans, and the Bank intends to continue this practice in the future, subject to the pricing of retaining such servicing rights. At December 31, 2018, the Bank was servicing loans owned by others with a principal balance of  $66.3 million. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. The Bank retains a portion of the interest paid by the borrower on the loans it services as consideration for servicing activities.
From time to time, the Bank enters into participations in commercial loans with other banks. In these circumstances, the Bank will generally follow customary loan underwriting and approval policies. At December 31, 2018 the Bank had $41.2 million in loan participations where another bank was the lead lender and serviced the loan relationship and another $7.4 million related to lease financing.

Loan Approval Procedures and Authority.   The Bank’s lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by the Board of Directors. The loan approval process is intended to assess the borrower’s ability to repay the loan and the value of the collateral that will secure the loan. To assess the borrower’s ability to repay, the Bank reviews the borrower’s employment and credit history, and historical and projected income and expenses. The Bank requires “full documentation” on all loan applications. The Bank requires a full appraisal of all real property securing 1st lien residential mortgage loans. The Bank also requires appraisals on home equity loans and lines of credit for loans of  $250,000 or greater and commercial real estate loans of  $500,000 or greater. For loan amounts under these thresholds, an appraisal may be required or other objective methods of property valuations are utilized. All appraisers are state-licensed or state-certified appraisers, and it is Bank practice to have local appraisers approved by the Board of Directors annually.
The Bank’s policies and loan approval limits are established by the Board of Directors. The approval authority necessary to decision all loan applications regardless of loan type is based on the resulting total exposure of the relationship. Secured loan requests with a relationship exposure of  $3.0 million or less can be approved by designated individual officers, officers acting together with specific lending approval authority, and/or the Officer Loan Committee. Secured loan requests with a relationship exposure in excess of  $3.0 million can be approved by the Board Loan Committee. Unsecured loan requests utilize a similar authority breakdown with the Board Loan Committee decisioning unsecured requests resulting in relationship exposures in excess of  $750,000. The Board of Directors approves all loan requests subject to Regulation O, and those that result in a relationship exposure that exceeds the Bank’s internal House Limit. The Bank’s House Limit was $8.2 million at December 31, 2018.
Investments
The Bank’s Investment Committee, which is comprised of the Chief Executive Officer, President, Chief Financial Officer and Director of Finance, has primary responsibility for implementing the Bank’s Investment Policy, which is established by the Bank’s Audit Committee. The general investment strategies are developed and authorized by the Investment Committee in consultation with the Audit Committee. The Investment Committee is responsible for the execution of specific investment actions. These officers are authorized to execute investment transactions without the Audit Committee’s prior approval (provided the transactions are within the scope of the established Investment Policy). The Investment Policy is reviewed annually by the Investment Committee, and any changes to the policy are subject to approval by the Audit Committee. The overall objectives of the Investment Policy are to maintain a portfolio of high quality and diversified investments to maximize interest income over the long term and to minimize risk, to provide collateral for borrowings, to provide additional earnings when loan production is low, and, when appropriate, to reduce the Bank’s tax liability. The policy dictates that investment decisions give consideration to the safety of principal, liquidity requirements and interest rate risk management. All securities transactions are reported to the Board of Directors on a monthly basis.
The Bank’s current Investment Policy permits investments in securities issued by the U.S. government as well as mortgage-backed securities, municipal securities, corporate bonds and direct obligations of Fannie Mae, Freddie Mac and Ginnie Mae. The Investment Policy also permits, with certain limitations, investments in certificates of deposit, collateralized mortgage obligations, mutual funds and equity securities. The Bank’s current Investment Policy does not permit investment in stripped mortgage-backed securities or derivatives as defined in federal banking regulations or in other high-risk securities. The Bank’s Investment Policy expressly prohibits the use of the investment portfolio for market-oriented trading activities or speculative purposes unless otherwise approved by the Audit Committee. The Bank does not currently have a trading account for investment securities.
The Company designates a security as either held to maturity, available for sale, or trading, based upon the Company’s ability and intent. Securities available for sale and trading securities are reported at market value and securities held to maturity are reported at amortized cost. A periodic review and evaluation of the available for sale and held to maturity securities portfolios is conducted to determine if the fair value of any security has declined below its carrying value and whether such decline is other-than-temporary. At December 31, 2018, all of the Company’s securities were classified as available for sale. The Company’s securities portfolio at December 31, 2018 consisted primarily of securities with the following fair values:

$81.8 million of mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises; $53.7 million of municipal obligations; $8.3 million of U.S. government and agency obligations; $4.2 million of corporate bonds and $2.7 million of equity securities. At December 31, 2018, none of the collateral underlying the Company’s securities portfolio was considered subprime or Alt-A. See “Item 7 — Management’s Discussion of Financial Condition and Results of Operations — Balance Sheet Analysis: December 31, 2018 and December 31, 2017 — Investment Securities Portfolio” for a discussion of the recent performance of the Company’s securities portfolio.
Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” to investors, net of certain costs, including servicing and guarantee fees. Mortgage-backed securities typically are collateralized by pools of one- to four-family or multifamily (loans on properties with 5 or more units) mortgages, although the Bank invests primarily in mortgage-backed securities backed by one- to four-family mortgages. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as the Bank. The interest rate on the security is lower than the interest rates on the underlying loans to allow for payment of servicing and guaranty fees. Ginnie Mae, a U.S. government agency, and government sponsored enterprises, such as Fannie Mae and Freddie Mac, guarantee the timely payment of principal and interest to investors. Mortgage-backed securities are more liquid than individual mortgage loans since there is an active trading market for such securities. In addition, mortgage-backed securities may be used to collateralize borrowings. Investments in mortgage-backed securities involve a risk that actual payments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or accretion of any discount relating to such interests, thereby affecting the net yield on securities. Current prepayment speeds determine whether prepayment estimates require modification that could cause amortization or accretion adjustments.
Sources of Funds
General.   Deposits traditionally have been the primary source of funds for investment and lending activities. The Bank also borrows from the FHLB to supplement cash flow needs. Additional sources of funds include scheduled loan payments, maturing investments, loan repayments, customer repurchase agreements, income on other earning assets and the proceeds of loan sales.
Deposits.   Deposits are accepted primarily from the areas in which the Bank’s offices are located. The Bank relies on competitive pricing and products, convenient locations and quality customer service to attract and retain deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank’s deposit accounts consist of savings accounts, certificates of deposit and checking accounts. Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market interest rates, liquidity requirements and the Bank’s deposit growth goals.
Borrowings.   Borrowings consist of short-term borrowings and long term advances from the FHLB as well as funds borrowed from customers under repurchase agreements. At December 31, 2018, FHLB short-term borrowings and long-term advances totaled $4.5 million, or 0.5%, and $105.0 million, or 12.6%, of total liabilities, respectively. Repurchase agreements totaled $2.1 million, or 0.3%, of total liabilities. At December 31, 2018, the Bank had access to additional FHLB borrowings of up to $307.1 million. Short-term borrowings and long-term advances from the FHLB are collateralized by certain qualifying collateral such as loans, with weighted average collateral values determined by the FHLB equal to a least the unpaid amount of outstanding borrowings. Repurchase agreements are secured by municipal and U.S. government obligations.
Subsidiary Activities
The Bank has one active subsidiary, Westmoreland Investment Company, which is a Delaware corporation that holds residential mortgage loans originated and serviced by the Bank.
Expense and Tax Allocation
The Bank has entered into an agreement with the Company to provide it with certain administrative support services, whereby the Bank will be compensated at not less than the fair market value of the services provided. In addition, the Bank and the Company have entered into an agreement to establish a method for allocating and for reimbursing the payment of their consolidated tax liability.
Personnel
As of December 31, 2018, the Bank had 158 full-time equivalent employees. The Bank’s employees are not represented by any collective bargaining group. Management believes they have a good working relationship with their employees.

SUPERVISION AND REGULATION
General
The Bank is supervised and examined by the Pennsylvania Department of Banking and Securities as the issuer of its charter, and by the FDIC as the insurer of its deposits and its primary federal regulator. The Bank is also regulated to a lesser extent by the Federal Reserve Board, governing reserves to be maintained against deposits and other matters. The Bank is also subject to consumer protection rules and regulations issued by the Consumer Finance Protection Bureau although, because it has less than $10.0 billion in total consolidated assets, the FDIC and Pennsylvania Department of Banking and Securities are responsible for examining and supervising the Bank’s compliance with these laws. This system of state and federal regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance fund, depositors, and other customers, and not for the protection of security holders. The Bank is periodically examined by the Pennsylvania Department of Banking and Securities and the FDIC to ensure that it satisfies applicable standards with respect to its capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Following examinations, the Pennsylvania Department of Banking and Securities and the FDIC prepare reports for the consideration of the Bank’s Board of Directors on any operating deficiencies. The Bank’s relationship with its depositors is also regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of the Bank’s loan documents.
As a bank holding company, the Company. is required to file certain reports with, is subject to examination by, and otherwise must comply with the rules and regulations of the Pennsylvania Department of Banking and Securities and the Federal Reserve Board.
Any change in the applicable laws or regulations, whether by the FDIC, the Pennsylvania Department of Banking and Securities, the Federal Reserve Board or Congress, could have a material adverse impact on the Company, the Bank and their operations.
Set forth below is a brief description of certain regulatory requirements that are applicable to the Bank and the Company. The description below is limited to certain material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on the Bank and the Company.
Dodd-Frank Act
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), has significantly changed the bank regulatory structure and is affecting the lending, investment, trading and operating activities of depository institutions and their holding companies. See “Item 1A — Risk Factors — The Dodd-Frank Act may have a material impact on the Bank’s operations and the cost of operations.” Many of the provisions of the Dodd-Frank Act had delayed effective dates and the legislation required various federal agencies to promulgate numerous and extensive implementing regulations over a period of years. Although the effect of all of these regulations cannot be completely determined at this time, it is expected that the legislation and implementing regulations will increase the Bank’s operating and compliance costs.
On May 24, 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Economic Growth Act”) was enacted to modify or remove certain financial reform rules and regulations, including some of those implemented under the Dodd-Frank Act. While the Economic Growth Act maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10.0 billion and for large banks with assets of more than $50.0 billion. Many of these changes could result in meaningful regulatory changes for banks and their holding companies.
The Economic Growth Act, among other matters, expands the definition of qualified mortgages which may be held by a financial institution and simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10.0 billion by instructing the federal banking agencies to establish a single “Community Bank Leverage Ratio” of between 8.0% and

10.0%. Any qualifying depository institution or its holding company that exceeds the Community Bank Leverage Ratio will be considered to have met generally applicable leverage and risk-based regulatory capital requirements and any qualifying depository institution that exceeds the new ratio will be considered to be “well-capitalized” under the prompt corrective action rules. In addition, the Economic Growth Act includes regulatory relief for community banks regarding regulatory examination cycles, call reports, the Volcker Rule, mortgage disclosures and risk weights for certain high-risk commercial real estate loans.
It is difficult at this time to predict when or how any new standards under the Economic Growth Act will be applied to, or what specific impact the Economic Growth Act and future regulations related thereto will have on the Company or the Bank.
Banking Regulation
Pennsylvania Savings Bank Law.   The Pennsylvania Banking Code of 1965, as amended (the “Banking Code”), contains detailed provisions governing the organization, operations, corporate powers, savings and investment authority, branching rights and responsibilities of directors, officers and employees of Pennsylvania savings banks. A Pennsylvania savings bank may locate or change the location of its principal place of business and establish an office anywhere in, or adjacent to, Pennsylvania, with the prior approval of the Pennsylvania Department of Banking and Securities. The Banking Code delegates extensive rulemaking power and administrative discretion to the Pennsylvania Department of Banking and Securities in its supervision and regulation of state-chartered savings banks. The Pennsylvania Department of Banking and Securities may order any savings bank to discontinue any violation of law or unsafe or unsound business practice and may direct any trustee, officer, attorney, or employee of a savings bank engaged in an objectionable activity, after the Pennsylvania Department of Banking and Securities has ordered the activity to be terminated, to show cause at a hearing before the Pennsylvania Department of Banking and Securities why such person should not be removed. The Department of Banking and Securities may also appoint a receiver or conservator for an institution in appropriate cases.
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
In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement was 2.5% of risk-weighted assets at December 31, 2018.
As a result of the recently enacted Economic Growth Act, which was enacted on May 24, 2018, the federal banking agencies are required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10.0 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well-capitalized” under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8.0% and not more than 10.0%. A financial institution can elect to be subject to this new definition.
The Bank is also subject to capital guidelines of the Pennsylvania Department of Banking and Securities. The Pennsylvania Department of Banking and Securities requires 4.0% leverage capital and incorporates the federal risk-based requirements. The components of capital are substantially the same as those defined by the FDIC. At December 31, 2018, the Bank’s capital exceeded all applicable requirements.
Prompt Corrective Action.   Under federal regulations, a bank is considered to be (i) “well capitalized” if it has total risk-based capital of 10.0% or more, Tier 1 risk-based capital of 8.0% or more, common equity Tier 1 risk-based capital of 6.5% or more and Tier 1 leverage capital of 5.0% or more and is not subject to any written capital order or directive; (ii) “adequately capitalized” if it has total risk-based capital of 8.0% or more, Tier 1 risk-based capital of 6.0% or more, common equity Tier 1 risk-based capital of 4.5% or more and Tier 1 leverage capital of 4.0% or more and does not meet the definition of  “well capitalized”; (iii) “undercapitalized” if it has total risk-based capital of less than 8.0%, Tier 1 risk-based capital of less than 6.0%, common equity Tier 1 risk-based capital of 4.5% or less or Tier 1 leverage capital of less than 4.0%; (iv) “significantly undercapitalized” if it has total risk-based capital of less than 6.0%, Tier 1 risk-based capital less than 4.0% common equity Tier 1 risk-based capital of less than 3.0, or Tier 1 leverage capital of less than 3.0%; and (v) “critically undercapitalized” if its ratio of tangible equity to total assets is equal to or less than 2.0%. Federal regulations also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized, and may require an adequately capitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). As of December 31, 2018, the Bank was “well-capitalized” for this purpose and exceeded all applicable capital requirements. The previously referenced final rule that increased regulatory capital requirements revised the prompt corrective action categories accordingly.
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
Loans-to-One-Borrower Limitation.   Under applicable regulations, with certain limited exceptions, a Pennsylvania chartered savings bank may lend to a single or related group of borrowers on an “unsecured” basis an amount equal to 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily marketable collateral, which is defined to include certain financial instruments and bullion, but generally does not include real estate. As a prudent lending practice, however, Management and the Board of Directors have established an internal limitation for approval purposes based on the total exposure of a relationship. The formula to determine the Bank’s internal limitation is Tangible Capital times 15% times 50%. This limitation is a rolling number based on the Bank’s capital balance, and is measured at the end of each calendar quarter. The internal limitation as of December 31, 2018 was $8.2 million. Any new loan request that results in an exposure for approval purposes that exceeds this limitation must be presented to the full Board of Directors for decisioning.
Activities and Investments of Insured State-Chartered Banks.   Federal law generally limits the types and amounts of equity investments of state-chartered banks insured by the FDIC to those that are permissible for national banks. An insured state bank is not prohibited from, among other things: (i) acquiring or retaining a majority interest in a subsidiary that is engaged in permissible activities; (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation, or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank’s total assets; (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures liability insurance for directors, trustees or officers, or blanket bond group insurance coverage for insured depository institutions; and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met. The direct or indirect activities of a state-chartered bank are similarly generally limited to those of a national bank. Exceptions include where approval is received for the activity from the FDIC.
Capital Distributions.    The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the FDIC Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. Federal banking regulators have the authority to prohibit banks and bank holding companies from paying a dividend if the regulators deem such payment to be an unsafe or unsound practice. The Bank is also subject to regulatory restrictions on the payment and amounts of dividends under the Banking Code. The Banking Code states, in part, that dividends may be declared and paid by the Bank only out of accumulated net earnings.
Community Reinvestment Act and Fair Lending Laws.   Under the Community Reinvestment Act of 1977 (“CRA”), the FDIC is required to assess the record of all financial institutions regulated by it to determine if such institutions are meeting the credit needs of the community (including low-and moderate-income areas) which they serve. CRA performance evaluations are based on a four-tiered rating system: Outstanding, Satisfactory, Needs to Improve and Substantial Noncompliance. CRA performance evaluations are considered in evaluating applications for such things as mergers, acquisitions and applications to open branches. The Bank has a current CRA rating of  “Satisfactory.”
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
The Sarbanes-Oxley Act of 2002 generally prohibits loans by a company to its executive officers and directors. However, the law contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws, assuming such loans are also permitted under the law of the institution’s chartering state. Under such laws, the Bank’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities under such person’s control, is limited. The law limits both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank’s capital position and requires certain board of directors, approval procedures to be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Loans to executive officers are further limited to specific categories.
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
Insurance of Deposit Accounts.   The Bank is a member of the Deposit Insurance Fund, which is administered by the FDIC. Deposit accounts in the Bank are insured by the FDIC up to a maximum of $250,000 for each separately insured depositor.
The FDIC assesses insured depository institutions to maintain the Deposit Insurance Fund. Under the FDIC’s risk-based assessment system, institutions deemed less risky pay lower assessments. Assessments for institutions with less than $10.0 billion of assets are based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of an institution’s failure within three years. That system, effective July 1, 2016, replaced the previous system under which institutions were placed into risk categories.
The Dodd-Frank Act required the FDIC to revise its procedures to base assessments upon each insured institution’s total assets less tangible equity instead of deposits. The FDIC finalized a rule, effective April 1, 2011, that set the assessment range at 2.5 to 45 basis points of total assets less tangible equity. In conjunction with the Deposit Insurance Fund’s reserve ratio achieving 1.15%, the assessment range (inclusive of possible adjustments) was reduced for insured institutions of less than $10.0 billion of total assets to a range of 1.5 basis points to 30 basis points, effective July 1, 2016.
The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020. The Dodd-Frank Act requires insured institutions with assets of $10.0 billion or more to fund the increase from 1.15% to 1.35% and, effective July 1, 2016, such institutions were subject to a surcharge to achieve that goal. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC, and the FDIC has exercised that discretion by establishing a long-range fund ratio of 2.0%.
The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of by the Bank. Future insurance assessments cannot be predicted.
Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The Bank does not currently know of any practice, condition or violation that may lead to termination of its deposit insurance.
In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. For the quarter ended December 31, 2018, the annualized FICO assessment rate equaled 0.14 basis points of total assets less tangible capital. The last of the remaining FICO bonds will mature in September 2019.
Enforcement.   The FDIC has extensive enforcement authority over insured state savings banks, including the Bank. The enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease and desist orders and capital directives and remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations, breaches of fiduciary duty and unsafe or unsound practices.
Federal Home Loan Bank System.   The Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Pittsburgh, the Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2018, the Bank was in compliance with this requirement.
Other Regulations
Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank’s operations are also subject to federal laws applicable to credit transactions.
Bank Holding Company Regulations.   As a bank holding company, the Company is subject to regulation and examination by the Pennsylvania Department of Banking and Securities and the Federal Reserve Board. The Company is required to file with the Federal Reserve Board an annual report and such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act of 1956, as amended (the “BHC Act”). The BHC Act requires each bank holding company to obtain the approval of the Federal Reserve Board before it may acquire substantially all the assets of any bank, or before it may acquire ownership or control of any voting shares of any bank if, after such acquisition, it would own or control, directly or indirectly, more than five percent of the voting shares of such bank. Such a transaction may also require approval of the Pennsylvania Department of Banking and Securities.
Pursuant to provisions of the BHC Act and regulations promulgated by the Federal Reserve Board thereunder, the Company may only engage in or own companies that engage in activities deemed by the Federal Reserve Board to be so closely related to the business of banking or managing or controlling banks as to be a proper incident thereto, and the holding company must obtain permission from the Federal Reserve Board prior to engaging in most new business activities. A bank holding company that meets certain criteria may become a “financial holding company” and thereby engage in a broader range of financial activities, including insurance underwriting and investment banking. The Company has not elected to become a financial holding company.
The Federal Reserve Board has adopted consolidated capital requirements for bank holding companies with assets of  $1.0 billion or greater. The Dodd-Frank Act required the Federal Reserve Board to revise its holding company consolidated capital requirements so that they are no less stringent than those applicable to insured depository institutions. The previously referenced regulatory capital requirements applicable to banks also apply to bank holding companies with assets of  $1.0 billion or more. Such capital requirements would apply to the Company at such time as its size met that threshold.
The Federal Reserve Board has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve Board’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Federal Reserve Board’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. Federal Reserve Board policies require a bank holding company to consult with the agency prior to paying dividends or repurchasing its stock under certain circumstances. Under the prompt corrective action laws, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory requirements and policies could affect the ability of the Company to pay dividends or otherwise engage in capital distributions.
Change in Control Regulations.   Under the Change in Bank Control Act, no person may acquire control of a bank holding company unless the Federal Reserve Board has been given 60 days prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under federal regulations, means ownership, control of or holding more than 25% of any class of voting stock, control in any manner of the election of a majority of the institution’s directors, or a determination by the regulator that the acquirer has the power, directly or indirectly, to exercise a controlling influence over the management or policies of the institution. Acquisition of more than 10% of any class of a bank holding company’s voting stock constitutes a rebuttable determination of control under the regulations under certain circumstances, including where the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934. In addition, federal regulations provide that no company may acquire control of a bank holding company without the prior approval of the Federal Reserve Board. Any company that acquires such control becomes a “bank holding company” subject to registration, examination and regulation by the Federal Reserve Board.
Federal Securities Laws
The Company’s common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. The Company is subject to the information and other requirements under the Securities Exchange Act of 1934.
The Company’s common stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Company meets specified current public information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.
Sarbanes-Oxley Act of 2002
The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, the Company’s Chief Executive Officer and Chief Financial Officer are required to certify that the Company’s quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the SEC under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the Company’s internal control over financial reporting; they have made certain disclosures to the Company’s auditors and the audit committee of the Board of Directors about internal control over financial reporting; and they have included information in the Company’s quarterly and annual reports about their evaluation and whether there have been changes in the Company’s internal control over financial reporting or in other factors that could materially affect internal control over financial reporting.

TAXATION
Federal Taxation
General.   The Company and the Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize material federal income tax matters and is not a comprehensive description of the tax rules applicable to the Company and the Bank.
Method of Accounting.   For federal income tax purposes, the Bank will file a consolidated tax return with the Company and will report income and expenses on the accrual method of accounting and use a calendar year ending December 31st for filing their consolidated federal income tax returns.
Net Operating Loss Carryovers.   At December 31, 2018, the Company had no net operating loss carryovers for federal income tax purposes.
Corporate Dividends.   The Company will be able to exclude from income 100% of dividends received from the Bank as a member of the same affiliated group of corporations.
Audit of Tax Returns.   The 2014 federal tax return was audited by the Internal Revenue Service in 2016 with no changes to the return as filed.
State Taxation
The Bank is subject to the Pennsylvania, Maryland and West Virginia Corporate Net Income tax which is allocated between the states and calculated at 11.50%, 8.25% and 6.50%, respectively, based on taxable income applicable to the individual states. The Company’s state income tax returns, as applicable, have not been audited in the most recent five year period.
ITEM 1A.   Risk Factors
Because the Bank intends to emphasize commercial real estate and commercial business loan originations, the Company’s credit risk could increase and continued weakness in the local real estate market or economy could adversely affect its earnings.
The Bank intends to emphasize originating commercial real estate and commercial business loans. Because the repayment of commerical real estate and commerical business loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the local real estate market or economy. Commercial real estate and commercial business loans generally have more risk than one- to four-family residential real estate loans. Commercial real estate and commercial business loans may also involve relatively large loan balances to individual borrowers or groups of related borrowers. Any continued weakness or downturn in the real estate market or the local economy could adversely affect the value of properties securing the loan or the revenues from the borrower’s business, thereby increasing the risk of nonperforming loans. As the Bank’s commercial real estate and commercial business portfolios increase, the corresponding risks and potential for losses from these loans may also increase.
If the Bank’s allowance for loan losses is not sufficient to cover actual loan losses, the Company’s earnings will decrease.
The Bank makes various assumptions and judgments about the collectability of the loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of the loans. In determining the amount of the allowance for loan losses, management reviews the Bank’s loans and the loss and delinquency experience and evaluates economic conditions. If management’s assumptions are incorrect, the Bank’s allowance for loan losses may not be sufficient to cover losses inherent in the loan portfolio, resulting in additions to the Bank’s allowance. Material additions to the Bank’s allowance could materially decrease the Company’s net income.

In addition, bank regulators periodically review the Bank’s allowance for loan losses and may require the Bank to increase the allowance for loan losses or recognize further loan charge-offs. Any increase in the Bank’s allowance for loan losses or loan charge-offs as required by these regulatory authorities might have a material adverse effect on the Company’s financial condition and results of operations.
The Financial Accounting Standards Board (“FASB”) has adopted Accounting Standard Update (“ASU”) 2016-13, which will be effective in the first quarter of 2020. This standard, often referred to as “CECL” (reflecting a current expected credit loss model), will require companies to recognize an allowance for credit losses based on estimates of losses expected to be realized over the contractual lives of the loans. Under current U.S. GAAP, companies generally recognize credit losses only when it is probable that a loss has been incurred as of the balance sheet date. This new standard will require the Bank to collect and review increased types and amounts of data for management to determine the appropriate level of the allowance for loan losses, and may require the Bank to increase the allowance for loan losses. Any increase in the Bank’s allowance for loan losses or expenses may have a material adverse effect on the Company’s financial condition and results of operations. The Bank’s management is actively working through the provisions of the ASU.
Future changes in interest rates could reduce the Company’s profits.
The Company’s ability to make a profit largely depends on the Company’s net interest income, which could be negatively affected by changes in interest rates. Net interest income is the difference between the interest income the Company earns on interest-earning assets, such as loans and investment securities, and the interest expense the Company pays on interest-bearing liabilities, such as deposits and borrowings.
The majority of the Bank’s portfolio loans have fixed interest rates. Additionally, many of the Company’s investment securities have fixed interest rates. Like many financial institutions, the Bank’s focus on deposit accounts as a source of funds, which have no stated maturity date or short contractual maturities, results in the Company’s liabilities having a shorter duration than its assets. This imbalance can create significant earnings volatility, because market interest rates change over time. In a period of rising interest rates, the interest income earned on assets, such as loans and investments, may not increase as rapidly as the interest paid on liabilities, such as deposits. In a period of declining interest rates, the interest income earned on assets may decrease more rapidly than the interest paid on liabilities, as borrowers prepay mortgage loans, and mortgage-backed securities and callable investment securities are called or prepaid, thereby requiring the Company to reinvest the cash flows at lower interest rates.
Changes in interest rates creates reinvestment risk, which is the risk that the Company may not be able to reinvest prepayments at rates that are comparable to the rates earned on the prepaid loans or investment securities in a declining interest rate environment. Additionally, increases in interest rates may decrease loan demand and/or make it more difficult for borrowers to repay adjustable-rate loans. Changes in interest rates also affect the current fair value of the Company’s interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At December 31, 2018, a “rate shock” analysis indicated that the Company’s net portfolio value (the difference between the present value of assets and the present value of liabilities) would decrease by approximately $10.1 million, or 6.83%, if there was an instantaneous 200 basis point increase in market interest rates.
Downturns in the local real estate market or economy could adversely affect the Company’s earnings.
A downturn in the real estate market or the local economy could adversely affect the value of properties securing the loan or the revenues from the borrower’s business, thereby increasing the risk of nonperforming loans. If the Company is required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, the earnings and shareholders’ equity could be adversely affected. The declines in real estate prices in the Company’s markets also may result in increases in delinquencies and losses in the loan portfolios. Unexpected decreases in real estate prices coupled with a prolonged economic recovery and elevated levels of unemployment could drive losses beyond that which is provided for in the Company’s allowance for loan losses. In that event, the Company’s earnings could be adversely affected.

A worsening of economic conditions could adversely affect the Company’s financial condition and results of operations.
During the financial crisis, there were dramatic declines in the housing market, where falling real estate values and increasing foreclosures, unemployment, and under-employment negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions. The Bank’s lending business is tied, in large part, to the housing market and real estate markets in general. A return to these conditions or a general decline in economic conditions could result in more limited demand for the construction of new housing, and weakness in home pricing, and could ultimately result in increased delinquencies on the Bank’s residential real estate loans, commercial real estate loans, commercial business loans, home equity loans and lines of credit and consumer loans. These conditions may also cause a further reduction in loan demand, and increases in the Bank’s non-performing assets, net charge-offs and provisions for loan losses, as well as adversely affect the Company’s liquidity and the willingness of certain counterparties and customers to do business with the Company. Negative developments in the financial services industry and the domestic and international credit markets may significantly affect the markets in which the Company does business, the market for and value of the loans and investments, and ongoing operations, costs and profitability. Moreover, declines in the stock market in general, or stock values of financial institutions and their holding companies specifically, could adversely affect the Company’s stock performance.
Changes in the valuation of the Company’s securities portfolio could adversely affect the Company.
As of December 31, 2018, the Company’s investment securities portfolio, which includes government agency securities, mortgage-backed securities, municipal obligations, corporate bonds and marketable equity securities totaled $150.7 million, or 15.5% of the Company’s total assets. The Company’s securities portfolio may be impacted by fluctuations in market value, potentially reducing earnings. Fluctuations in market value may be caused by changes in market interest rates, lower market prices for securities and limited investor demand. Management evaluates securities for other-than-temporary impairment on a quarterly basis, with more frequent evaluation for selected issues. In analyzing a debt issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, industry analysts’ reports and, to a lesser extent given the relatively insignificant levels of depreciation in the Company’s debt portfolio, spread differentials between the effective rates on instruments in the portfolio compared to risk-free rates. Changes in interest rates can also have an adverse effect on the Company’s financial condition, as the Company’s available-for-sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates. The declines in fair value could result in charges to earnings that could have a material adverse effect on the Company’s net income and capital levels.
Financial reform legislation has increased the Company’s costs of operations.
The Dodd-Frank Act has significantly changed the regulation of banks and savings institutions and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare numerous studies and reports for Congress. The current administration in Washington indicated they have plans for Dodd-Frank reform, however, the Company cannot predict the extent to how those changes will impact business, operations or financial condition. However, compliance with the Dodd-Frank Act and its implementing regulations and policies has already resulted in changes to the Company’s business and operations, as well as additional costs, and diverted management’s time from other business activities, which adversely affects the Company’s financial condition and results of operations.
The short-term and long-term impact of the changing regulatory capital requirements and new capital rules may adversely affect the Company’s returns on equity and ability to pay dividends or repurchase stock.
In July 2013, the FDIC and the other federal bank regulatory agencies revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule established a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), set the leverage ratio at a uniform 4% of total assets, increased the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigned a higher risk weight (150%) to certain exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments to executive officers if the banking organization does not hold a “capital conservation buffer” consisting of 2.50% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet minimum risk-based capital requirements. The final rule became effective January 1, 2015. The “capital conservation buffer was fully phased in at 2.50% on January 1, 2019.
The application of these more stringent capital requirements could, among other things, result in lower returns on equity, and result in regulatory actions if the Company was to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in the Company having to lengthen the term of funding, restructure business models, and/or increase holdings of liquid assets.
Government responses to economic conditions may adversely affect the Company’s operations, financial condition and earnings.
The Company is subject to extensive regulation, supervision and examination by the Pennsylvania Department of Banking and Securities, the FDIC and the Federal Reserve Board. Such regulation and supervision govern the activities in which an institution and its holding company may engage and are intended primarily for the protection of the insurance fund and the depositors and borrowers of the Bank rather than for holders of the Company’s common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on the Company’s operations, the classification of assets and determination of the level of allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on the Company’s operations.
Financial reform legislation has changed the bank regulatory framework, created an independent consumer protection bureau that has assumed the consumer protection responsibilities of the various federal banking agencies, and established more stringent capital standards for banks and bank holding companies. The legislation has also resulted in new regulations affecting the lending, funding, trading and investment activities of banks and bank holding companies. Bank regulatory agencies also have been responding aggressively to concerns and adverse trends identified in examinations. Ongoing uncertainty regarding the effect of new legislation and regulatory actions may adversely affect the Company’s operations by restricting business activities, including the ability to originate or sell loans, modify loan terms, or foreclose on property securing loans. These measures are likely to increase the Company’s costs of doing business and may have a significant adverse effect on lending activities, financial performance and operating flexibility. In addition, these risks could affect the performance and value of the Company’s loan and investment securities portfolios, which also would negatively affect the Company’s financial performance.
In addition, there have been proposals made by members of Congress and others that would reduce the amount distressed borrowers are otherwise contractually obligated to pay under their mortgage loans and limit an institution’s ability to foreclose on mortgage collateral. Were proposals such as these, or other proposals limiting the Company’s rights as a creditor, to be implemented, the Company could experience increased credit losses or increased expense in pursuing remedies as a creditor.
A new accounting standard may require the Bank to increase the allowance for loan losses and may have a material adverse effect on the Company’s financial condition and results of operations.
The Financial Accounting Standards Board has adopted a new accounting standard that will be effective for the Company for the 2020 fiscal year ended. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses. This will change the current method of providing allowances for loan losses that are probable, which may require the Bank to increase the allowance for loan losses, and to greatly increase the types of data it would need to collect and review to determine the appropriate level of the allowance for loan losses. Any increase in the Bank’s allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on the Company’s financial condition and operating results.
The Company’s business is reliant on outside vendors.
The Company’s business is highly dependent on the use of certain outside vendors for day-to-day operations. The Company’s operations are exposed to risk that a vendor may not perform in accordance with established performance standards required in the agreements for any number of reasons including a change in their senior management, their financial condition, their product line or mix and how they support existing customers, or a simple change in their strategic focus. While the Company has comprehensive policies and procedures in place to mitigate risk at all phases of vendor management from selection, to performance monitoring and renewals, the failure of a vendor to perform in accordance with contractual agreements could be disruptive to business, which could have a material adverse effect on the financial condition and results of operations.
Development of new products and services may impose additional costs on the Company and may expose it to increased operational risk.
The Company’s financial performance depends, in part, on the ability to develop and market new and innovative services and to adopt or develop new technologies that differentiate products or provide cost efficiencies, while avoiding increased related expenses. This dependency is exacerbated in the current “FinTech” environment, where financial institutions are investing significantly in evaluating new technologies, such as “Blockchain,” and developing potentially industry-changing new products, services and industry standards. The introduction of new products and services can entail significant time and resources, including regulatory approvals. Substantial risks and uncertainties are associated with the introduction of new products and services, including technical and control requirements that may need to be developed and implemented, rapid technological change in the industry, The Company’s ability to access technical and other information from clients, the significant and ongoing investments required to bring new products and services to market in a timely manner at competitive prices and the preparation of marketing, sales and other materials that fully and accurately describe the product or service and underlying risks. The Company’s failure to manage these risks and uncertainties also exposes it to enhanced risk of operational lapses which may result in the recognition of financial statement liabilities. Regulatory and internal control requirements, capital requirements, competitive alternatives, vendor relationships and shifting market preferences may also determine if such initiatives can be brought to market in a manner that is timely and attractive to the Company’s clients. Failure to successfully manage these risks in the development and implementation of new products or services could have a material adverse effect on the Company’s business and reputation, as well as on consolidated results of operations and financial condition.
The flattening or inversion of the yield curve may adversely affect the Company’s net interest income and profitability.
From 2008 to 2016 it was the policy of the Federal Reserve Board to maintain interest rates at historically low levels. As a result, market rates on the loans the Bank has originated and the yields on securities that the Company has purchased have been at these lower levels. However, in 2017 and 2018 the Federal Reserve Board has increased the federal funds target rate by 200 basis points, which has resulted in increases in short-term rates, such as the cost of deposits the cost of overnight borrowings, while long-term rates on loans and securities have not risen as much, resulting in a flattening of the yield curve. A flat yield curve combined with low interest rates generally leads to lower revenue and reduced margins because it tends to limit the Company’s ability to increase the spread between asset yields and funding costs. Sustained periods of time with a flat yield curve coupled with low interest rates, or an inversion of the yield curve, could have a material effect on the Company’s net interest margin and earnings.
The Company’s ability to pay dividends is subject to limitations.
The merger agreement between the Standard and Allegheny Valley contemplated that, unless 75% of the Board of Directors determines otherwise for the two years following the closing of the merger and

66 2∕3% of the Board of Directors for the three years thereafter, the combined company will pay a quarterly cash dividend in an amount no less than $0.221 per share for five years after the effective time of the merger, provided that sufficient funds are legally available, and that the Company and the Bank remain “well-capitalized” in accordance with applicable regulatory guidelines.
The Company’s ability to pay dividends depends on the receipt of dividends from direct and indirect subsidiaries. The Bank is the Company’s primary source of dividends. As a state-chartered bank, the Bank is subject to regulatory restrictions on the payment and amounts of dividends under the Pennsylvania Banking Code.
Further, the ability of banking subsidiaries to pay dividends is also subject to their profitability, financial condition, capital expenditures and other cash flow requirements. There is no assurance that the Company’s subsidiaries will be able to pay the dividends contemplated by the merger agreement or other dividends in the future or that the Company will generate adequate cash flow to pay dividends in the future. The Company’s failure to pay dividends on common stock could have a material adverse effect on the market price of the common stock.
The Company may incur significant costs to ensure compliance with corporate governance and accounting requirements.
The Company expects to incur significant costs associated with public company reporting requirements, costs associated with applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the SEC. The Company expects all of these applicable rules and regulations will increase legal and financial compliance costs and to make some activities more time-consuming and costly.
The Company’s success will depend upon the ability of management to adapt to the consolidated company structure.
The business success of the Company and the Bank depends to a great extent upon the services of their directors and executive officers. Management’s ability to operate the Company profitably will require the acquisition of new knowledge and skills. In particular, if the Company expands geographically or expands to provide non-banking services through the acquisition or formation of additional subsidiaries, current management may not have the necessary experience for successful operation in these new areas. There is no guarantee that management would be able to meet these new challenges or that the Company would be able to retain new directors or personnel with the appropriate background and expertise.
Strong competition within the Company’s market areas may limit growth and profitability.
Competition in the banking and financial services industry is intense. In the Company’s market areas it competes with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Some of the Company’s competitors have greater name recognition and market presence that benefits them in attracting business, and offer certain services that the Company does not or cannot provide. In addition, larger competitors may be able to price loans and deposits more aggressively than the Company does, which could affect the ability to grow and remain profitable on a long-term basis. The Company’s profitability depends upon continued ability to successfully compete in its market areas. If the Company must raise interest rates paid on deposits or lower interest rates charged on loans, the net interest margin and profitability could be adversely affected. For additional information see “Item 1 — Business — Standard Bank — Competition.”
The Company may be adversely affected by recent changes in U.S. tax laws.
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

The recent changes in the tax laws may have an adverse effect on the market for, and valuation of, residential properties, and on the demand for such loans in the future, and could make it harder for borrowers to make their loan payments. In addition, these recent changes may also have a disproportionate effect on taxpayers in states with high residential home prices and high state and local taxes. If home ownership becomes less attractive, demand for mortgage loans could decrease. The value of the properties securing loans in the Bank’s loan portfolio may be adversely impacted as a result of the changing economics of home ownership, which could require an increase in the Bank’s provision for loan losses, which would reduce the Company’s profitability and could materially adversely affect business, financial condition and results of operations.
A failure in or breach of the Company’s operational or security systems or infrastructure, or those of third parties, could disrupt the Company’s businesses, and adversely impact the results of operations, liquidity and financial condition, as well as cause reputational harm.
The Company collects, processes and stores sensitive consumer data by utilizing computer systems and telecommunications networks operated by both the Bank and third-party service providers. The Company’s operational and security systems, infrastructure, including computer systems, data management, and internal processes, as well as those of third parties, are integral to the Company’s business. The Company relies on employees and third parties in day-to-day and ongoing operations, who may, as a result of human error, misconduct or malfeasance, or failure or breach of third- party systems or infrastructure, expose the Company to risk. The Company has taken measures to implement backup systems and other safeguards to support operations, but the ability to conduct business may be adversely affected by any significant disruptions to the Company or to third parties with whom it interacts. In addition, the Company’s ability to implement backup systems and other safeguards with respect to third-party systems is more limited than with its own systems.
The Company handles a substantial volume of customer and other financial transactions every day. The Company’s financial, accounting, data processing, check processing, electronic funds transfer, loan processing, online and mobile banking, automated teller machines, or ATMs, backup or other operating or security systems and infrastructure may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond its control. This could adversely affect the Company’s ability to process these transactions or provide these services. There could be sudden increases in customer transaction volume, electrical, telecommunications or other major physical infrastructure outages, natural disasters, events arising from local or larger scale political or social matters, including terrorist acts, and cyber attacks. The Company continuously updates these systems to support operations and growth. This updating entails significant costs and creates risks associated with implementing new systems and integrating them with existing ones. Operational risk exposures could adversely impact the Company’s results of operations, liquidity and financial condition, and cause reputational harm.
A cyber attack, information or security breach, or a technology failure of the Company’s or of a third-party could adversely affect the Company’s ability to conduct business or manage exposure to risk, result in the disclosure or misuse of confidential or proprietary information, increase the Company’s costs to maintain and update operational and security systems and infrastructure, and adversely impact the Company’s results of operations, liquidity and financial condition, as well as cause reputational harm.
The Company’s business is highly dependent on the security and efficacy of its infrastructure, computer and data management systems, as well as those of third parties with whom it interacts. Cyber security risks for financial institutions have significantly increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, including foreign state actors. The Company’s operations rely on the secure processing, transmission, storage and retrieval of confidential, proprietary and other information in computer and data management systems and networks, and in the computer and data management systems and networks of third parties. The Company relies on digital technologies, computer, database and email systems, software, and networks to conduct operations. In addition, to access the Company’s network, products and services, customers and third parties may use personal mobile devices or computing devices that are outside of the Company’s network environment.

Financial services institutions have been subject to, and are likely to continue to be the target of, cyber attacks, including computer viruses, malicious or destructive code, phishing attacks, denial of service or other security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information of the institution, employees or customers of third parties, or otherwise materially disrupt network access or business operations. For example, denial of service attacks have been launched against a number of large financial institutions and several large retailers have disclosed substantial cyber security breaches affecting debit and credit card accounts of their customers. The Company has experienced cyber security incidents in the past, although not material, and it anticipates that, as a larger bank, it could experience further incidents. There can be no assurance that the Company will not suffer material losses or other material consequences relating to technology failure, cyber attacks or other information or security breaches.
Misconduct by employees could also result in fraudulent, improper or unauthorized activities on behalf of clients or improper use of confidential information. The Company may not be able to prevent employee errors or misconduct, and the precautions the Company takes to detect this type of activity might not be effective in all cases. Employee errors or misconduct could subject the Company to civil claims for negligence or regulatory enforcement actions, including fines and restrictions on business.
In addition, there have been instances where financial institutions have been victims of fraudulent activity in which criminals pose as customers to initiate wire and automated clearinghouse transactions out of customer accounts. The recent massive breach of the systems of a credit bureau presents additional threats as criminals now have more information about a larger portion of the population of the United States than past breaches have involved, which could be used by criminals to pose as customers initiating transfers of money from customer accounts. Although the Company has policies and procedures in place to verify the authenticity of customers, the Company cannot assure that such policies and procedures will prevent all fraudulent transfers. Such activity can result in financial liability and harm to its reputation.
As cyber threats and other fraudulent activity continues to evolve, the Company may be required to expend significant additional resources to continue to modify and enhance protective measures or to investigate and remediate any information security vulnerabilities or incidents. Any of these matters could result in the Company’s loss of customers and business opportunities, significant disruption to operations and business, misappropriation or destruction of confidential information and/or that of its customers, or damage to customers’ and/or third parties’ computers or systems, and could result in a violation of applicable privacy laws and other laws, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in security measures, reputational damage, reimbursement or other compensatory costs, and additional compliance costs. In addition, any of the matters described above could adversely impact the Company’s results of operations and financial condition.
The Company’ s stock price may be volatile due to limited trading volume.
The Company’s common stock is quoted on the NASDAQ market place. However, the average daily trading volume in the Company’s common stock has been relatively small. As a result, trades involving a relatively small number of shares may have a significant effect on the market price of the common stock, and it may be difficult for investors to acquire or dispose of large blocks of stock without significantly affecting the market price.
ITEM 1B.   Unresolved Staff Comments
None.

ITEM 2.   Properties
The Bank operates from seventeen full service branches located in Allegheny, Westmoreland and Bedford counties in Pennsylvania and Allegany County, Maryland. The Bank considers its primary market area to be eastern Allegheny, Westmoreland, northern Fayette and southern Bedford counties in Pennsylvania and Allegany County, Maryland. The net book value of its office, properties and equipment was $7.8 million at December 31, 2018.
The following table sets forth information with respect to the full-service banking offices, including the expiration date of leases with respect to leased facilities.
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

ITEM 3.   Legal Proceedings
From time to time, the Company is involved as plaintiff or defendant in various legal proceedings arising in the ordinary course of business. At December 31, 2018, the Company was not involved in any legal proceedings, the outcome of which would be material to its financial condition or results of operations.
ITEM 4.   Mine Safety Disclosures
Not Applicable.

PART II
ITEM 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of               Equity Securities
Market Information
The Company’s common stock trades on the NASDAQ market place under the symbol “STND.” As of December 31, 2018, the Company had 4,812,991 shares of common stock outstanding and approximately 572 stockholders of record. Certain shares of the Company are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
Equity Compensation Plan Information
Set forth below is information as of December 31, 2018 regarding equity compensation plans that have been approved by stockholders. The Company has no equity based benefit plans that were not approved by stockholders.
Plan	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price	Number of securities available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders(1)	217,080	$16.50	101,144
Equity compensation plans approved by stockholders(2)	49,615	$19.82	77,135
Equity compensation plans not approved by stockholders	—	—	—

(1)
Consists of options to purchase 278,075 shares of common stock under the Company’s 2012 Equity Incentive Plan.

(2)
Consists of options to purchase 73,051 shares of common stock assumed through the Company’s merger with Allegheny Valley Bancorp on April 7, 2017.

Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities during the year ended December 31, 2018.
Issuer Purchases of Equity Securities
There were no purchases of the Company’s common stock made by or on behalf of the Company during the year ended December 31, 2018.
On December 19, 2018, the Company announced that the Board of Directors authorized the repurchase of up to 240,000 shares, or approximately 5% of the Company’s outstanding common stock. The stock repurchase program may be carried out through open market purchases, block trades, negotiated private transactions or pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission rules. The stock will be repurchased on an ongoing basis and will be subject to the availability of stock, general market conditions, the trading prices of the stock, alternative uses for capital and the Company’s financial performance.
ITEM 6.   Selected Financial Data
Not applicable.
ITEM 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
This section is intended to help potential investors understand the Company’s financial performance through a discussion of the factors affecting its financial condition at December 31, 2018 and December 31, 2017, and the Company’s consolidated results of operations for the year ended December 31, 2018. This section should be read in conjunction with the audited consolidated financial statements and notes that appear elsewhere in this Annual Report.
Overview
Historically, the Bank has operated as a traditional community bank. At December 31, 2018, $253.9 million, or 34.6% of the loan portfolio, consisted of one- to four-family residential real estate loans, of which $166.0 million, or 65.4%, were fixed rate loans and $87.9 million, or 34.6% were adjustable rate loans. This resulted in the Bank being vulnerable to increases in interest rates, as interest-bearing liabilities mature or reprice more quickly than interest-earning assets. In recent years, the Bank has increased the focus on the origination of commercial real estate loans, which generally provide higher yields than one- to four-family residential mortgage loans, have shorter durations and are usually originated with adjustable interest rates. At December 31, 2018, $308.8 million, or 42.1% of the loan portfolio, consisted of commercial real estate loans.
Other than the Bank’s loans for the construction of one- to four-family residential properties and home equity lines of credit, it does not offer “interest only” mortgage loans on one- to four-family residential properties (where the borrower pays interest but no principal for an initial period, after which the loan converts to a fully amortizing loan). The Bank also does not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on their loan, resulting in an increased principal balance during the life of the loan. The Bank does not offer “subprime loans” (loans that generally target borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios) or Alt-A loans (traditionally defined as loans having less than full documentation). The Bank also does not own any private label mortgage-backed securities that are collateralized by Alt-A, low or no documentation or subprime mortgage loans.
At December 31, 2018, 69.8% of the Bank’s mortgage-backed securities were issued by Freddie Mac, Fannie Mae or Ginnie Mae which are U.S. government agencies or government-sponsored enterprises. These entities guarantee the payment of principal and interest on the Bank’s mortgage-backed securities they issue.
The Bank’s non-performing assets totaled $3.2 million, or 0.33%, of total assets at December 31, 2018, compared to $3.3 million, or 0.34%, of total assets at December 31, 2017. The Bank had $2.7 million and $2.9 million of non-performing loans at December 31, 2018 and December 31, 2017, respectively. A $572,000 provision for loan losses was recorded during the year ended December 31, 2018 compared to $517,000 during the year ended December 31, 2017.
Business Strategy
The Bank’s primary objective is to operate as a profitable, community-oriented financial institution serving customers in its market areas. The Bank is seeking to accomplish this objective by pursuing a business strategy that is designed to maintain core profitability, strong capital and high asset quality. This business strategy includes the following elements:
•
Remaining a community-oriented financial institution while continuing to increase the customer base of small and medium-size businesses in the market area.   The Bank was established in 1913 and has operated continuously in southwestern Pennsylvania since that date. In 2017, the Bank merged with Allegheny Valley and expanded its footprint in the Pittsburgh market area. The Bank is committed to meeting the financial needs of the communities in which it operates, and is dedicated to providing quality personal service to customers. The Bank provides a broad range of business and consumer financial services from seventeen community banking offices. Relationship banking is the core focus with a strong emphasis to increase small and medium-sized businesses in the market area.

•
Increasing commercial real estate and business lending while maintaining conservative loan underwriting standards.   The largest increase in the Bank’s loan portfolio balance in recent years has been to the growth in the commercial loan portfolio. Commercial real estate and business loans totaled approximately $355.0 million, or 48.4% of the gross loan portfolio at December 31, 2018. In growing the commercial loan portfolio, the Bank has emphasized maintaining strong asset quality by following conservative loan underwriting guidelines. All commercial loans are underwritten in a central location in the Lawrenceville office to ensure uniformity and consistency in underwriting decisions.
•
Expanding the product mix and capacity to sell residential loans in the secondary mortgage market.   The Bank has expanded offerings of residential lending products to include more saleable government sponsored loans (e.g. USDA, FHA, PHFA and VA). These loans, which generally have longer terms and fixed rates, can be originated and sold to avoid increasing the Bank’s interest rate risk exposure while establishing customer deposit and other relationships. Notwithstanding the emphasis on sales of residential mortgages, the Bank continues to originate fixed and adjustable rate mortgage loans for its portfolio.

•
Emphasizing core deposits by attracting new customers and enhancing existing customer relationships.   In an effort to grow the banking franchise, the Bank has enhanced direct marketing efforts to local businesses and consumers and established a stronger culture of cross-selling products to existing customers. In addition, the Bank is in the process of enhancing treasury management services. This line of business provides higher balance, lower cost accounts which use more sophisticated electronic cash management services than the consumer or average small business. A comprehensive strategy has been developed to attract and retain deposits by offering enhanced technology, such as mobile and online banking, remote check deposit, positive pay, People Pay and remote deposit capture, with a consistent emphasis on quality customer service.

•
Rationalizing delivery channels as customer preferences evolve.   The Bank currently operates seventeen community banking offices. A program is in place to evaluate all existing locations as well as digital and web-based service delivery channels. The objective is to ensure an efficient service delivery system that balances the use of technology and personal customer service. The Bank also evaluates additional community banking office expansion opportunities, primarily through purchases of offices, to enhance its presence in its current market and adjacent areas.

•
Pursuing future expansion and whole-bank acquisitions, although there are no current arrangements or agreements with respect to any such acquisitions.   The Company intends to evaluate acquisitions of other financial institutions on an on-going basis as industry consolidation continues, strategic transactions are identified and other opportunities present themselves.

Critical Accounting Policies
The Company considers accounting policies that require management to exercise significant judgment or discretion or make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income, to be critical accounting policies. The Company considers the following to be its critical accounting policies.
Allowance for Loan Losses.   The Bank maintains an allowance for loan losses in an amount it believes is appropriate to absorb probable losses inherent in the portfolio at a balance sheet date. Management’s periodic determination of the adequacy of the allowance is based on the size and current risk characteristics of the loan portfolio, an assessment of individual problem loans and actual loss experience, current economic events in relevant industries and other pertinent factors such as regulatory guidance and general economic conditions. However, this evaluation is inherently subjective, as it requires an estimate of the loss content for each risk rating and for each impaired loan, an estimate of the amounts and timing of expected future cash flows, and an appraisal or other estimate of the value of collateral on impaired loans and estimated losses on pools of homogenous loans based on the balance of loans in each loan category, changes in the inherent credit risk due to portfolio growth, historical loss experience and consideration of current economic trends. Based on management’s estimate of the level of allowance for loan losses required, the Bank records a provision for loan losses to maintain the allowance for loan losses at an appropriate level.
The determination of the allowance for loan losses is based on management’s current judgments about the loan portfolio credit quality and management’s consideration of all known relevant internal and external factors that affect loan collectability, as of the reporting date. Management cannot predict with certainty the amount of loan charge-offs that will be incurred. Management does not currently determine a range of loss with respect to the allowance for loan losses. In addition, various banking regulatory agencies, as an integral part of their examination processes, periodically review the Bank’s allowance for loan losses. Such agencies may require that the Bank recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination. Accordingly, actual results could differ from those estimates.
Other-Than-Temporary Impairment.   In estimating other-than-temporary impairment of investment securities, securities are evaluated periodically, and at least quarterly, to determine whether a decline in their value is other than temporary. The Company considers numerous factors when determining whether potential other-than-temporary impairment exists and the period over which a debt security is expected to recover. The principal factors considered are (1) the length of time and the extent to which the fair value has been less than the amortized cost basis, (2) the financial condition of the issuer (and guarantor, if any) and adverse conditions specifically related to the security, industry or geographic area, (3) failure of the issuer of the security to make scheduled interest or principal payments, (4) any changes to the rating of a security by a rating agency, and (5) the presence of credit enhancements, if any, including the guarantee of the federal government or any of its agencies.
For debt securities, other-than-temporary impairment is considered to have occurred if  (1) the Company intends to sell the security, (2) it is more likely than not the Company will be required to sell the security before recovery of its amortized cost basis, or (3) if the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. In determining the present value of expected cash flows, the Company discounts the expected cash flows at the effective interest rate implicit in the security at the date of acquisition or, for debt securities that are beneficial interests in securitized financial assets, at the current rate used to accrete the beneficial interest. In estimating cash flows expected to be collected, the Company uses available information with respect to security prepayment speeds, expected deferral rates and severity, whether subordinated interests, if any, are capable of absorbing estimated losses and the value of any underlying collateral.
Deferred Tax Assets.   The Company uses an estimate of future earnings to support the position that the benefit of its deferred tax assets will be realized. If future income should prove non-existent or less than the amount of the deferred tax assets within the tax years to which they may be applied, the asset may not be realized and the Company’s net income will be reduced.
Goodwill and Other Intangible Assets.   The Company must assess goodwill and other intangible assets for impairment. This assessment involves estimating the fair value of its reporting units. If the fair value of the reporting unit is less than the carrying value including goodwill, the Company would be required to take a charge against earnings to write down the assets to the lower value.
Pension Plan.   The Bank maintains a noncontributory defined benefit pension plan covering employees whose benefits were frozen effective August 1, 2005. No future benefits are accrued, however the plan calls for benefits to be paid to eligible employees at retirement based primarily upon years of service with the Bank.
Balance Sheet Analysis: December 31, 2018 and December 31, 2017
General.   The Company’s total assets at December 31, 2018 decreased slightly to $971.8 million from $972.6 million at December 31, 2017.
Cash and Cash Equivalents.   Cash and cash equivalents decreased slightly to $16.2 million at December 31, 2018 from $16.3 million at December 31, 2017. Cash from customers into deposit accounts, loan and security repayments and proceeds from borrowed funds typically increase these accounts. Decreases result from customer withdrawals, new loan originations, purchases of investment securities and repayment of borrowed funds.
Investment Securities.   Investment securities available for sale increased $4.8 million, or 7.79%, to $66.2 million at December 31, 2018 from $61.4 million at December 31, 2017 when excluding equity securities which are discussed below. Purchases of municipal bonds totaling $9.7 million and corporate bonds totaling $2.0 million were partially offset by municipal bond sales and calls of  $4.8 million and $1.3 million, respectively, during the year ended December 31, 2018. Additionally, there was a $762,000 decrease in the unrealized gain on investment securities during the period when excluding equity securities.
Equity Securities.   Equity securities available for sale decreased $1.4 million, or 34.7%, to $2.7 million at December 31, 2018 from $4.2 million at December 31, 2017. The $4.2 million was included with investment securities in the December 31, 2017 Consolidated Statement of Financial Condition. Sales of equity securities totaling $1.9 million were offset by purchases of  $546,000 during the year ended December 31, 2018.
Mortgage-Backed Securities.   The Bank’s mortgage-backed securities available for sale increased $14.2 million, or 20.9%, to $81.8 million at December 31, 2018 from $67.6 million at December 31, 2017. Purchases of mortgage-backed securities totaled $27.9 million, partially offset by repayments of $12.0 million during the year ended December 31, 2018. There were no sales of mortgage-backed securities during the year ended December 31, 2018. Additionally, there was a $1.2 million decrease in the unrealized gain on mortgage-backed securities during the period.
Investment, Equity and Mortgage-Backed Securities Composition.   The composition of the investment, equity, and mortgage-backed securities portfolio is summarized in the following table (dollars in thousands). At December 31, 2018 and December 31, 2017, all of the Company’s investment, equity, and mortgage-backed securities were classified as available for sale and recorded at current fair value.
	At December 31,
	2018		2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Municipal obligations	$53,546	$53,698	$49,988	$50,777
U.S. government and agency obligations	8,368	8,270	8,334	8,340
Corporate bonds	4,226	4,201	2,276	2,272
Mortgage-backed securities:
Ginnie Mae pass-through certificates	19,213	18,890	17,416	17,291
Fannie Mae pass-through certificates	13,952	13,620	16,078	16,145
Freddie Mac pass-through certificates	12,662	12,410	12,510	12,537
Private pass-through certificates	25,064	24,715	14,603	14,498
Collateralized mortgage obligations	12,328	12,159	7,277	7,159
Equity securities	2,686	2,725	3,647	4,170
Total securities	$152,045	$150,688	$132,129	$133,189

During the year ended December 31, 2018, $40.2 million of securities purchased were partially offset by $6.7 million of securities sales and $13.4 million of securities calls and repayments. For the year ended December 31, 2018, there was a net realized gain of  $377,000 on the sale of securities.
At December 31, 2018 and December 31, 2017, the Company held 121 securities and 58 securities in unrealized loss positions of  $2.0 million and $564,000, respectively. The decline in the fair value of these securities resulted primarily from interest rate fluctuations. The Company does not intend to sell these securities nor is it more likely than not that the Company would be required to sell these securities before their anticipated recovery and the Company believes the collection of the investment and related interest is probable. Based on this analysis, the Company considers all of the unrealized losses to be temporary impairment losses.
Investment, Equity and Mortgage-Backed Securities Maturities and Yields.   The maturities and weighted average yields of the investment, equity and mortgage-backed securities portfolio at December 31, 2018 are summarized in the following table (dollars in thousands). Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State and municipal securities yields have not been adjusted to a tax-equivalent basis.

	Due 1 Year or Less		Due 1 – 5 Years		Due 5 – 10 Years		Due Over 10 Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Municipal obligations	$—	—	$6,658	3.54%	$22,384	2.79%	$24,504	2.87%	$53,546	2.92%
U.S. government and agency obligations	—	—	7,428	2.16%	940	2.92%	—	—	8,368	2.25%
Corporate bonds	1,758	1.61%	1,472	3.66%	996	3.98%	—	—	4,226	2.88%
Mortgage-backed securities:
Ginnie Mae pass through certificates	—	—	—	—	—	—	19,213	2.36%	19,213	2.36%
Fannie Mae pass through certificates	—	—	—	—	1,914	2.88%	12,038	2.33%	13,952	2.41%
Freddie Mac pass through certificates	—	—	32	2.66%	385	2.46%	12,245	2.67%	12,662	2.66%
Collateralized mortgage obligations	—	—	—	—	—	—	12,328	2.77%	12,328	2.77%
Private pass through certificates	—	—	920	3.27%	4,450	3.05%	19,694	2.99%	25,064	3.01%
Equity securities	2,686	3.17%	—	—	—	—	—	—	2,686	3.17%
Total	$4,444	2.55%	$16,510	2.91%	$31,069	2.87%	$100,022	2.69%	$152,045	2.75%

Loans.   At December 31, 2018, net loans were $729.0 million, or 75.0% of total assets, compared to $747.0 million, or 76.8% of total assets at December 31, 2017. The $18.1 million, or 2.4%, decrease in total loans was the result of loan payoffs exceeding loan production during the period. Included in the total decrease to loans receivable as of December 31, 2018 were decreases in 1 – 4 family residential and construction loans, commercial business loans and home equity loans and lines of credit of  $7.8 million or 3.0%, $9.9 million or 17.7%, and $7.5 million or 5.8%, respectively. These decreases were partially offset by an increase in commercial real estate loans of  $7.8 million, or 2.6%.
Loan Portfolio Composition.   The following table summarizes the composition of the loan portfolio at the dates indicated, excluding loans held for sale (dollars in thousands):
	December 31,			September 30,
	2018	2017	2016	2016	2015
One-to-four family residential and construction	$253,913	$261,715	$174,740	$167,512	$148,694
Commercial real estate	308,775	300,997	116,691	119,879	114,203
Home equity loans and lines of credit	123,373	130,915	77,913	79,157	82,254
Commercial business	46,196	56,122	15,505	14,779	12,035
Other	1,139	1,413	520	553	824
Total loans	$733,396	$751,162	$385,369	$381,880	$358,010

Loan Portfolio Maturities.   The following table summarizes the maturity of the loan portfolio at December 31, 2018 (dollars in thousands). Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.
	December 31, 2018
	Due Under 1 Year	Due 1 – 5 Years	Due Over 5 Years
One-to-four family residential and construction	$187	$4,835	$248,891
Commercial real estate	23,221	31,629	253,925
Home equity loans and lines of credit	6,251	10,334	106,788
Commercial business	13,998	11,471	20,727
Other	904	160	75
Total loans	$44,561	$58,429	$630,406

Fixed and Adjustable Rate Loans.    The following table summarizes the maturity of the Bank’s fixed- and adjustable-rate loans at December 31, 2018 (dollars in thousands):
	December 31, 2018
	Due Under 1 Year	Due 1 – 5 Years	Due Over 5 Years
Interest Rates:
Fixed	$44,205	$49,461	$346,492
Adjustable	356	8,968	283,914
Total loans	$44,561	$58,429	$630,406

Bank Owned Life Insurance.   The Company invests in bank owned life insurance to provide a funding source for benefit plan obligations. Bank owned life insurance also generally provides noninterest income that is non-taxable. Bank owned life insurance increased $532,000, or 2.4%, to $22.6 million at December 31, 2018, from $22.0 million at December 31, 2017.
Goodwill.   Goodwill represents the excess of the purchase price over the cost of net assets purchased. Goodwill was $25.8 million at December 31, 2018 and December 31, 2017.
Deposits.   The Company accepts deposits primarily from the areas in which the offices are located. The Company has consistently focused on building broader customer relationships and targeting small business customers to increase core deposits. The Company also relies on customer service to attract and retain deposits. The Company offers a variety of deposit accounts with a range of interest rates and terms. Deposit accounts consist of savings accounts, certificates of deposit, money market accounts, commercial and consumer checking accounts and individual retirement accounts. Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market interest rates, liquidity requirements and deposit growth goals.
Deposits increased $23.0 million, or 3.3%, to $717.9 million at December 31, 2018 from $694.8 million at December 31, 2017. The increase was due to an increase of  $34.8 million in certificate of deposit accounts offset by a decrease of  $11.7 million in demand and savings accounts during the year ended December 31, 2018. The increase in certificate of deposit accounts is reflective of customers re-entering the certificate of deposit market as rates continue to rise after years of being stagnant. The increase in certificates of deposit was reflective of new deposits as well as a shift out of demand and savings deposits during the year ended December 31, 2018.
The following table summarizes the average balance and weighted average rates of total deposits, by account type, at the dates indicated (dollars in thousands):
	Year Ended December 31, 2018		Year Ended December 31, 2017
	Average Balance	Yield/ Rate	Average Balance	Yield/ Rate
Savings accounts	$150,461	0.14%	$141,912	0.13%
Certificates of deposit	228,006	1.93%	195,821	1.47%
Money market accounts	96,427	0.54%	81,135	0.31%
Demand and NOW accounts	99,376	0.23%	86,543	0.17%
Total deposits	$574,270	0.86%	$505,411	0.69%

At December 31, 2018, the scheduled maturities of time deposits in denominations of  $100,000 or more was $108.1 million. The following table summarizes the maturity of those certificates at December 31, 2018 (dollars in thousands):
December 31 2018
Three months or less	$14,665
Over three to six months	10,976
Over six to twelve months	13,001
Over twelve months	69,425
Total	$108,067

Borrowings.   Borrowings consist of overnight borrowings and advances from the FHLB and funds borrowed under repurchase agreements. Short-term borrowings decreased $22.5 million to $4.5 million at December 31, 2018 from $27.0 million at December 31, 2017. During the year ended December 31, 2018, proceeds from short-term borrowings were $143.0 million, offset by repayments of  $165.5 million. FHLB advances decreased $2.7 million to $105.0 million at December 31, 2018 from $107.7 million at December 31, 2017. During the year ended December 31, 2018, proceeds from FHLB advances were $33.0 million, offset by repayments of  $35.7 million.
The following table summarizes short-term balances and weighted average interest rates at the dates indicated (dollars in thousands):
	December 31
	2018	2017
Balance	$4,524	$27,021
Average balance outstanding during the period	12,696	38,565
Maximum amount outstanding at any month-end	51,500	72,926
Weighted average interest rate at period end	2.64%	1.54%
Average interest rate during the period	1.79	1.22
Total Stockholders’ Equity.   Stockholders’ equity increased $3.9 million, or 2.9%, to $137.9 million at December 31, 2018 from $134.0 million at December 31, 2017. The increase is the result of net income of $8.8 million earned during the period partially offset by $4.1 million dividends paid and a $1.9 million decrease in accumulated other comprehensive income resulting from fair value adjustments on available for sale securities.

Average Balance and Yields
The following tables set forth average balance sheets, average yields and costs, and certain other information for the years and the periods indicated (dollars in thousands). No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.
	For the Year Ended December 31,
	2018			2017
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
Interest-earning assets:
Loans	$740,370	$32,033	4.25%	$650,600	$26,948	4.14%
Investment and mortgage-backed securities	145,995	3,850	2.55%	123,864	3,091	2.50%
FHLB stock	8,542	590	6.91%	7,218	384	5.32%
Interest-earning deposits	19,692	322	1.64%	13,845	133	0.96%
Total interest-earning assets	914,599	36,795	3.95%	795,527	30,556	3.84%
Noninterest-earning assets	63,921			56,765
Total assets	$978,520			$852,292
Interest-bearing liabilities:
Savings accounts	$150,461	205	0.14%	141,912	185	0.13%
Certificates of deposit	228,006	4,008	1.93%	195,821	2,880	1.47%
Money market accounts	96,427	522	0.54%	81,135	255	0.31%
Demand and NOW accounts	99,376	226	0.23%	86,543	151	0.17%
Total interest-bearing deposits	574,270	4,961	0.86%	505,411	3,471	0.69%
Federal Home Loan Bank borrowings	126,295	2,482	1.98%	104,604	1,601	1.53%
Securities sold under agreements to repurchase	4,782	11	0.23%	4,532	4	0.09%
Total interest-bearing liabilities	705,347	7,454	1.05%	614,547	5,076	0.83%
Noninterest-bearing deposits	135,320			116,461
Noninterest-bearing liabilities	3,443			4,007
Total liabilities	844,110			735,015
Stockholders’ equity	134,410			117,277
Total liabilities and stockholders’ equity	$978,520			$852,292
Net interest income		$29,341			$25,480
Net interest rate spread(1)			2.90%			3.01%
Net interest-earning assets(2)	$209,252			$180,980
Net interest margin(3)			3.21%			3.20%
Average interest-earning assets to interest-bearing liabilities	129.67%			129.45%

(1)
Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)
Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(3)
Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis
The following tables present the effects of changing rates and volumes on the Company’s net interest income for the years ended December 31, 2018 and December 31, 2017 (dollars in thousands). The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately, based on the changes due to rate and the changes due to volume.
	Year Ended December 31, 2018 vs. Year Ended December 31, 2017
	Increase (decrease) due to
	Volume	Rate	Total
Interest-earning assets:
Loans receivable	$3,844	$1,241	$5,085
Investment and mortgage-backed securities	576	183	759
FHLB stock	83	123	206
Interest-earning deposits	71	118	189
Total interest-earning assets	4,574	1,665	6,239
Interest-bearing liabilities:
Savings accounts	11	9	20
Certificates of deposit	516	612	1,128
Money market accounts	55	212	267
Demand and NOW accounts	25	50	75
Federal Home Loan Bank borrowings	372	509	881
Securities sold under agreements to repurchase	—	7	7
Total interest-bearing liabilities	979	1,399	2,378
Change in net interest income	$3,595	$266	$3,861

Comparison of Operating Results for the Years Ended December 31, 2018 and December 31, 2017
General.   Net income for the year ended December 31, 2018 was $8.8 million compared to $4.3 million for the year ended December 31, 2017, an increase of  $4.5 million, or 103.5%. Earnings per share for the current period were $1.90 for basic and $1.88 for fully diluted compared to $1.08 for basic and $1.05 for fully diluted for the prior year. Net income for the year ended December 31, 2017 was significantly impacted by merger related expenses of  $3.1 million related to the acquisition of Allegheny Valley Bank completed after the close of business on April 7, 2017.
The Company’s annualized return on average assets (ROA) and return on average equity (ROE) for were 0.90% and 6.55%, respectively, for the year ended December 31, 2018 compared to 0.51% and 3.69%, respectively, for the year ended December 31, 2017.
Net Interest Income.   Net interest income for the year ended December 31, 2018 was $29.3 million, an increase of  $3.9 million, or 15.2%, compared to the $25.5 million reported for the year ended December 31, 2017, due primarily to the inclusion of Allegheny Valley Bank for the full year in 2018. The net interest rate spread and net interest margin were 2.90% and 3.21%, respectively for the year ended December 31, 2018 compared to 3.01% and 3.20% for the year ended December 31, 2017, respectively.
Interest and Dividend Income.   Total interest and dividend income increased by $6.2 million, or 20.4%, to $36.8 million for the year ended December 31, 2018 compared to the prior year. The increase was primarily due to the increase in the average balance of interest-earning assets which included interest-earning assets acquired through the Allegheny Valley Bank merger for the full year in 2018.

Additionally, the average yield on interest-earning assets increased by eleven basis points to 3.95% for the year ended December 31, 2018 from 3.84% for the prior year. The average yield on all categories of interest earning assets increased from the previous year due to the rising interest rate environment.
Interest income on loans increased $5.1 million, or 18.9%, to $32.0 million for the year ended December 31, 2018 compared to $26.9 million for the year ended December 31, 2017. The increase was primarily the result of an increase in the average balance of loans receivable of  $89.8 million, or 13.8%, to $740.4 million for the year ended December 31, 2018 compared to $650.6 million for the prior year. The increase was due mainly to growth from the acquisition being reflected for the full year in the current period. In addition, the average yield on loans receivable increased to 4.25% for the year ended December 31, 2018 from 4.14% for the prior year. The increase in the average yield was primarily attributable to adjustable rate loans resetting higher as a result of increases in general market rates as well as new loan originations being booked at higher interest rates during the year.
Interest income on investment and mortgage-backed securities increased by $759,000, or 24.6%, to $3.9 million for the year ended December 31, 2018 from $3.1 million for the year ended December 31, 2017. The increase was primarily the result of an increase in the average balance of investment and mortgage-backed securities of  $22.1 million, or 17.9%, to $146.0 million for the year ended December 31, 2018 compared to $123.9 million for the prior year. The increase is due primarily to investment and mortgage-backed securities acquired being reflected for the full year in the current period. In addition, the average yield earned on investments and mortgage-backed securities increased by five basis points to 2.55% for the year ended December 31, 2018 compared to 2.50% for the prior year.
Interest income on FHLB stock increased $206,000 or 53.6% to $590,000 for the year ended December 31, 2018 compared to the prior year. The increase is primarily due to an increase in the average yield on FHLB stock to 6.91% for the year ended December 31, 2018 from 5.32% for the prior year. The FHLB increased the dividend yield on both activity and membership stock as of the fourth quarter of 2017. The additional dividend income to true up the 2017 quarter was received in 2018. Additionally, the average balance of FHLB stock increased $1.3 million, or 18.3%, to $8.5 million for the year ended December 31, 2018 compared to $7.2 million for the prior year.
Interest income on interest-earning deposits increased $189,000 or 142.1% to $322,000 for the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase is primarily due to the increase in the average yield to 1.64% for the year ended December 31, 2018 compared to 0.96% for the prior year. Additionally, the average balance of interest-earning deposits increased $5.8 million, or 42.2%, to $19.7 million for the year ended December 31, 2018 compared to the prior year.
Interest Expense.   Total interest expense increased by $2.4 million, or 46.9%, to $7.5 million for the year ended December 31, 2018 from $5.1 million for the year ended December 31, 2017. The increase in interest expense was due to an increase in the average cost of interest-bearing liabilities of twenty-two basis points to 1.05% for the year ended December 31, 2018 from 0.83% for the prior year. The average yield on all categories of interest bearing liabilities increased from the previous year due to the rising interest rate environment. In addition, the average balance of interest-bearing liabilities increased $90.8 million, or 14.8%, to $705.3 million for the year ended December 31, 2018 from $614.5 million for the year ended December 31, 2017, due primarily to the inclusion of deposits and borrowing acquired from Allegheny Valley for the full year in the current period.
Interest expense on deposits increased by $1.5 million, or 42.9%, to $5.0 million for the year ended December 31, 2018 from $3.5 million for the year ended December 31, 2017. The increase was primarily the result of an increase in the average cost of interest-bearing deposits of seventeen basis points to 0.86% for the year ended December 31, 2018 from 0.69% for the prior year. Additionally, there was an increase in the average balance of deposits of  $68.9 million, or 13.6%, for the year ended December 31, 2018 compared to the prior year, due primarily to the acquisition of Allegheny Valley being reflected for the full year in 2018 as well as net inflows in certificates of deposits as customer preferences shift from non-maturity deposits to longer term certificates with the rise in interest rates.
Interest expense on borrowed funds increased by $881,000, or 55.0%, to $2.5 million for the year ended December 31, 2018 from $1.6 million for the year ended December 31, 2017. The increase was primarily the result of an increase in the average cost of borrowings to 1.98% for the year ended December 31, 2018 from

1.53% for the prior year. In addition, the average balance of borrowings increased $21.7 million, or 20.7%, to $126.3 million for the year ended December 31, 2018 compared to the prior year due primarily to new advances entered into during the current year as well as the borrowings assumed as a result of the acquisition being included for the full year in the current period.
Provision for Loan Losses.   Provision for loan losses increased by $55,000, or 10.6%, to $572,000 for the year ended December 31, 2018, compared to $517,000 for the year ended December 31, 2017. In management’s judgement, the allowance for loan losses is at a sufficient level that reflects the losses inherent in the Bank’s loan portfolio relative to loan mix, economic conditions and historical loss experience. See “Non-Performing and Problem Assets” for additional information.
Noninterest Income.   Noninterest income increased $804,000, or 22.7%, to $4.3 million for the year ended December 31, 2018 from $3.5 million for the year ended December 31, 2017. The increase was primarily due to gains on the sales of securities recognized during the year as well as increases in service charges and investment management fees offset by equity fair value adjustments for the year. The increases in service charges and investment management fees were primarily related to the inclusion of Allegheny Valley Bank operations for the full year in the current period.
Noninterest Expense.   Noninterest expense, excluding merger expenses, increased by $3.4 million, or 18.5%, to $22.1 million for the year ended December 31, 2018 compared to $18.6 million for the year ended December 31, 2017. The increase was due primarily to an increase in compensation and employee benefits expenses of  $2.0 million for the year ended December 31, 2018, which included $510,000 related to severance paid during the year. Additionally, there were increases in premises and occupancy expense of $455,000 and other operating expenses of  $751,000 compared to the prior year. All of the increases are reflective of the inclusion of Allegheny Valley operations for the full year in the current period. The year ended December 31, 2017 included merger expenses totaling $3.1 million.
Income Tax Expense.   The Company recorded a provision for income tax of  $2.2 million for the year ended December 31, 2018 compared to $2.5 million for the year ended December 31, 2017. The effective tax rate was 20.3% for the year ended December 31, 2018 and 36.3% for the year ended December 31, 2017. The decrease in income tax expense was due primarily to the reduction of the corporate tax rate from 34% to 21% effective January 1, 2018.
Non-Performing and Problem Assets
When a residential mortgage loan, home equity loan or line of credit or consumer loan is past due, the Company sends a late notice and contacts the borrower to inquire as to why the loan is past due. When a loan is 30 days or more past due, a second late notice is mailed and additional personal, direct contact with the borrower is attempted to determine the reason for the delinquency and establish the procedures by which the borrower will bring the loan current. When the loan is 45 days past due, the Company explores the customer’s situation and repayment options and inspects the collateral. In addition, when a loan reaches 90 days past due, management determines and recommends to the Loan Committee whether to initiate foreclosure proceedings, which will be initiated by counsel if the loan is not brought current. Procedures for avoiding foreclosure can include restructuring the loan in a manner that provides concessions to the borrower to facilitate payment.
Commercial business loans and commercial real estate loans are generally handled in the same manner as the loans discussed above. Additionally, when a loan is 30 days past due, the borrower is contacted, the property is visually inspected and inquiries are made with the principals the status of the loan and what actions are being implemented to bring the loan current. Depending on the type of loan, the borrower’s cash flow statements, internal financial statements, tax returns, rent rolls, new or updated independent appraisals, online databases and other relevant information in Bank and third-party loan reviews are analyzed to help determine a course of action. In addition, legal counsel is consulted and an approach for resolution is determined and aggressively pursued.
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
Management evaluates individual loans in all of the commercial segments for possible impairment if the relationship is greater than $200,000, and if the loan either is in nonaccrual status, risk-rated Substandard or Doubtful, greater than 90 days past due or represents a troubled debt restructuring (“TDR”). Loans are considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The definition of  “impaired loans” is not the same as the definition of  “nonaccrual loans,” although the two categories overlap. The Company may choose to place a loan on nonaccrual status due to payment delinquency or uncertain collectability, while not classifying the loan as impaired if the loan is not a commercial business or commercial real estate loan. Factors considered by management in evaluating impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. The Company does not separately evaluate individual consumer and residential mortgage loans for impairment, unless such loan is part of a larger relationship that is impaired, has a classified risk rating, or is a TDR.
The table below sets forth the amounts and categories of non-performing assets at the dates indicated (dollars in thousands). At December 31, 2018, 2017, and 2016 and September 30, 2016 and 2015, there were no TDRs (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates).
	December 31,			September 30,
	2018	2017	2016	2016	2015
Non-accrual loans:
One-to-four family residential and construction	$1,727	$1,899	$544	$516	$574
Commercial real estate	661	756	100	100	—
Home equity loans and lines of credit	258	244	101	73	96
Commercial business	62	5	—	—	—
Other	19	3	8	—	5
Total nonaccrual loans	2,727	2,907	753	689	675
Loans past due 90 days and still accruing	3	19	—	—	—
Total non-performing loans	2,730	2,926	753	689	675
Foreclosed real estate	486	419	251	281	357
Total non-performing assets	$3,216	$3,345	$1,004	$970	$1,032
Ratios:
Non-accrual loans to total loans	0.37%	0.39%	0.20%	0.18%	0.19%
Non-performing loans to total loans	0.37%	0.39%	0.20%	0.18%	0.19%
Non-performing assets to total assets	0.33%	0.34%	0.21%	0.20%	0.22%
Allowance for loan losses to non-performing loans	161.68%	141.05%	509.56%	551.52%	574.67%
Loans in process of foreclosure totaled $507,000 at December 31, 2018.
Foreclosed Real Estate.   Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as foreclosed real estate. When property is acquired, it is recorded at estimated fair value at the date of foreclosure less the cost to sell, establishing a new cost basis. Estimated fair value generally represents the sales price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions. Holding costs and declines in estimated fair market value result in charges to expense after acquisition. At December 31, 2018, 2017, and 2016 and September 30, 2016 and 2015, foreclosed real estate totaled $486,000, $419,000, and $251,000 and $281,000 and $357,000, respectively. Foreclosed real estate at December 31, 2018 consisted of two residential properties and one commercial real estate property.
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
The following table sets forth the amounts of classified and criticized assets (classified assets plus loans designated as special mention) at December 31, 2018 (dollars in thousands):
December 31, 2018
Classified assets:
Substandard	$2,829
Doubtful	—
Loss	—
Total classified assets	2,829
Special mention	5,145
Total criticized assets	$7,974

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
The table below presents information regarding the activity in the allowance for loan losses for each of the periods presented (dollars in thousands):
	For the Year Ended December 31,			For the Year Ended September 30,
	2018	2017	2016	2016	2015
Balance at beginning of year	$4,127	$3,837	$3,800	$3,879	$3,919
Provision charged to operating expenses	572	517	40	105	—
Recoveries of loans previously charged-off:
One-to-four family residential and construction	69	28	—	8	74
Commercial real estate	2	1	1	7	6
Home equity loans and lines of credit	11	—	—	9	9
Commercial business	5	3	—	18	190
Other	—	7	—	7	—
Total recoveries	87	39	1	49	279
Loans charged-off:
One-to-four family residential and construction	—	(185)	—	(70)	(162)
Commercial real estate	(80)	—	—	(93)	(9)
Home equity loans and lines of credit	—	(51)	—	(4)	(70)
Commercial business	(244)	(1)	—	(43)	(54)
Other	(48)	(29)	(4)	(23)	(24)
Total charge-offs	(372)	(266)	(4)	(233)	(319)
Net charge-offs	(285)	(227)	(3)	(184)	(40)
Balance at end of year	$4,414	$4,127	$3,837	$3,800	$3,879
Net charge-offs to average loans outstanding	0.04%	0.03%	0.00%	0.05%	0.01%
Allowance for loan losses to total loans at year-end	0.60%	0.55%	1.00%	1.00%	1.10%

The allowance for loan losses at December 31, 2018 represented 0.60% of total loans, compared to 0.55% at December 31, 2017. The increase in the allowance ratio was primarily due to the large amount of growth in the loan balances included in the allowance calculation for Commercial Real Estate, as well as, Commercial Business and Other loan charge-offs incurred during the current year.
Allocation of Allowance for Loan Losses.   The following table sets forth the allowance for loan losses allocated by loan category and the percent of loans in each category to total loans at the dates indicated (dollars in thousands). The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.
	December 31, 2018		December 31, 2017		December 31, 2016		September 30, 2016		September 30, 2015
	Amount	Percent of Loans in Each Category to Total	Amount	Percent of Loans in Each Category to Total	Amount	Percent of Loans in Each Category to Total	Amount	Percent of Loans in Each Category to Total	Amount	Percent of Loans in Each Category to Total
One-to-four family residential and construction	$1,051	34.6%	$1,384	34.8%	$1,280	45.4%	$1,250	43.9%	$1,122	40.5%
Commercial real estate	2,761	42.1%	2,003	40.1%	1,787	30.3%	1,786	31.4%	1,867	32.5%
Home equity loans and lines of credit	312	16.8%	400	17.4%	547	20.2%	547	20.7%	457	23.4%
Commercial business	286	6.3%	333	7.5%	211	4.0%	211	3.9%	411	3.4%
Other	4	0.2%	7	0.2%	12	0.1%	6	0.1%	22	0.2%
Total	$4,414	100.0%	$4,127	100.0%	$3,837	100.0%	$3,800	100.0%	$3,879	100.0%

Liquidity and Capital Resources
Liquidity is the ability to meet current and future financial obligations. The Company’s primary sources of funds consist of deposit inflows, loan repayments and sales, advances and short-term borrowings from the FHLB, repurchase agreements and maturities, principal repayments and sales of available-for-sale securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Asset/Liability Management Committee, under the direction of the Chief Financial Officer, is responsible for establishing and monitoring liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of its customers as well as unanticipated contingencies. Management believes there are sufficient sources of liquidity to satisfy short- and long-term liquidity needs as of December 31, 2018.
Management regularly monitors and adjusts the investments in liquid assets based upon an assessment of:
•
expected loan demand;

•
expected deposit flows and borrowing maturities;

•
yields available on interest-earning deposits and securities; and

•
the objectives of the asset/liability management program.

The most liquid assets are cash and cash equivalents. The level of these assets is dependent on the operating, financing, lending and investing activities during any given period. At December 31, 2018, cash and cash equivalents totaled $16.2 million. Cash flows are derived from operating activities, investing activities and financing activities as reported in the Company’s Consolidated Statements of Cash Flows included in the Consolidated Financial Statements.
At December 31, 2018, there were $137.2 million in loan commitments outstanding, $67.2 million of which were for commercial loans and lines and $872,000 of which were for one- to four-family loans. Additionally, there were $34.5 million in unused home equity lines of credit to borrowers and $6.1 million in undisbursed funds for construction loans in process. Certificates of deposit due within one year of December 31, 2018 totaled $86.5 million, or 12.0% of total deposits. If these deposits do not remain with the Bank, it may be required to seek other sources of funds, including loan and securities sales, repurchase agreements and FHLB advances and short-term borrowings. The Company believes, however, based on historical experience and current market interest rates, it will retain upon maturity a large portion of certificates of deposit with maturities of one year or less.
The Company’s primary investing activities include originating loans and purchasing investment securities. During the year ended December 31, 2018, the Bank had a net decrease in loans of  $18.1 million as a result of loan payoffs exceeding loan production during the year. During the year ended December 31, 2017, the Bank had a net increase in loans of  $54.6 million, excluding merger activity. Purchases of investment securities totaled $40.2 million and $46.9 million for the years ended December 31, 2018 and 2017, respectively.
Financing activities generally consist of activity in deposit accounts and FHLB advances and short-term borrowings. The company experienced a net increase in deposits of  $23.0 million during the year ended December 31, 2018, and a net decrease in deposits of  $1.3 million, excluding the merger activity, during the year ended December 31, 2017. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Bank and local competitors, and by other factors.
Liquidity management is both a daily and long-term function of business management. If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB, which provides an additional source of funds. There was a net decrease in FHLB advances of $2.7 million for the year ended December 31, 2018 compared to a net increase in FHLB advances of $60.0 million during the year ended December 31, 2017. There were net decreases in FHLB short term borrowings of  $22.5 million and $37.6 million for the years ended December 31, 2018 and December 31, 2017, respectively. At December 31, 2018, the Bank had the ability to borrow up to an additional $207.1 million from the FHLB.
The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2018, the Bank exceeded all regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines. See “Item 1 Business-Supervision and Regulation — Banking Regulation — Capital Requirements” and Note 10 of the Notes to the Consolidated Financial Statements.
Off-Balance Sheet Arrangements
In the normal course of business, the Company extends credit in the form of various financial instruments with off-balance-sheet risks. These off-balance sheet instruments involve, to various degrees, elements of credit and interest rate risk not reported in the statement of financial condition. The Company uses the same credit policies in making commitments for off-balance sheet financial instruments as it does for on-balance sheet instruments. Collateral is generally required to support financial instruments with credit risk and it typically includes real estate property. The Company grants loan commitments at prevailing market rates of interest. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the loan agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The Company’s exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contract amount of the financial instrument and is limited by subjecting them to credit approval and monitoring procedures. Substantially all commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of the loan funding. Sometimes commitments expire without being drawn upon. Therefore, the total contractual amounts presented do not necessarily represent future funding requirements. At December 31, 2018, the Company had unused commitments totaling $137.2 million.
The Company does not currently participate in any derivative activity for the purpose of managing interest rate sensitivity or risks associated with lending, deposit taking or borrowing activities.

Impact of Inflation and Changing Prices
The Company’s consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles which require the measurement of financial condition and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company’s operations. Unlike industrial companies, the Company’s assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.
ITEM 7A.   Quantitative and Qualitative Disclosures About Market Risk
Management of Market Risk
General.   The Company’s most significant form of market risk is interest rate risk because, as a financial institution, the majority of the assets and liabilities are sensitive to changes in interest rates. Therefore, a principal part of the Company’s operations is to manage interest rate risk and limit the exposure of net interest income to changes in market interest rates. The Board of Directors has established an Asset/Liability Management Committee, which is responsible for evaluating the interest rate risk inherent in assets and liabilities, for determining the level of risk that is appropriate, given the business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors.
Historically, the Bank operated as a traditional savings bank. Therefore, the majority of assets consist of longer-term, fixed rate residential mortgage loans and mortgage backed securities, which were funded primarily with checking and savings accounts and short-term borrowings. In an effort to improve earnings and to decrease exposure to interest rate risk, the Bank generally sells fixed rate residential loans with terms over 15 years. In addition, the Bank has shifted the focus to originating more commercial real estate loans, which generally have shorter maturities than one- to four-family residential mortgage loans, and are usually originated with adjustable interest rates.
In addition to the above strategies with respect to lending activities, the Company has used the following strategies to reduce interest rate risk:
•
increasing personal and business checking accounts, which are less rate-sensitive than certificates of deposit and which provide the Company with a stable, low-cost source of funds;

•
repaying short-term borrowings; and

•
maintaining relatively high levels of capital.

The Company has not conducted hedging activities, such as engaging in futures, options or swap transactions, or investing in high-risk mortgage derivatives, such as collateralized mortgage obligation residual interests, real estate mortgage investment conduit residual interests or stripped mortgage backed securities.
In addition, changes in interest rates can affect the fair values of the Company’s financial instruments. During the years ended December 31, 2018 and 2017, increases in market interest rates were the primary factors in the decreases in the fair values of the Company’s loans, deposits and FHLB advances. For additional information, see Note 15 to the Notes to the Company’s Consolidated Financial Statements.
Net Portfolio Value.   The table below sets forth, as of December 31, 2018, the estimated changes in the net portfolio value (“NPV”) that would result from the designated instantaneous changes in the interest rate yield curve (dollars in thousands). The NPV is the difference between the present value of an institution’s assets and liabilities. The institution’s NPV would change in the event of a range of assumed changes in market interest rates. The simulation model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value. Historically, the model estimated the economic value of each type of asset, liability and off-balance sheet contract using the current interest rate yield curve with instantaneous increases or decreases of 100 to 300 basis points in 100 basis point increments. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. Given the current relatively low level of market interest rates, an NPV calculation for an interest rate decrease of greater than 100 basis points has not been prepared.
	Net Portfolio Value(2)			Net Interest Income
		Estimated Increase (Decrease)			Estimated Increase (Decrease)
Change in Interest Rates (basis points)	Estimated NPV(1)	Amount	Percent	Estimated Net Interest Income(3)	Amount	Percent
December 31, 2018
+300	$139,694	$(21,212)	(13.18)%	$29,269	$(182)	(0.62)%
+200	$149,914	$(10,992)	(6.83)%	$29,540	$89	0.30%
+100	$158,986	$(1,920)	(1.19)%	$29,715	$264	0.89%
0	$160,906	$—	—%	$29,451	$—	—%
-100	$149,662	$(11,244)	(6.99)%	$27,935	$(1,516)	(5.15)%

(1)
Assumes an instantaneous and parallel shift in interest rates at all maturities.

(2)
NPV, also referred to as economic value of equity, is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)
Assumes a gradual change in interest rates over a one year period at all maturities.

Certain shortcomings are inherent in the methodologies used in determining interest rate risk through changes in net portfolio value. Modeling changes in net portfolio value require making certain assumptions that may or may not reflect the manner in which actual yields and costs, or loan repayments and deposit decay, respond to changes in market interest rates. In this regard, the net portfolio value table presented assumes that the composition of the Company’s interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assume that a particular change in interest rates is reflected across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the net portfolio value table provides an indication of the Company’s interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Company’s net interest income and will differ from actual results.

ITEM 8.   Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Standard AVB Financial Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of Standard AVB Financial Corp. and subsidiaries (the “Company”) as of December 31, 2018 and 2017; the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended; and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 18, 2019, which expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company, in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
March 18, 2019
S.R. Snodgrass, P.C. • 2009 Mackenzie Way, Suite 340 • Cranberry Township, Pennsylvania 16066 • Phone: 724-934-0344 • Fax: 724-934-0345

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Standard AVB Financial Corp.
Opinion on Internal Control over Financial Reporting
We have audited Standard AVB Financial Corp. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, of the Company and our report dated March 18, 2019, expressed an unqualified opinion.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company, in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
S.R. Snodgrass, P.C. • 2009 Mackenzie Way, Suite 340 • Cranberry Township, Pennsylvania 16066 • Phone: 724-934-0344 • Fax: 724-934-0345

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Cranberry Township, Pennsylvania
March 18, 2019
S.R. Snodgrass, P.C. • 2009 Mackenzie Way, Suite 340 • Cranberry Township, Pennsylvania 16066 • Phone: 724-934-0344 • Fax: 724-934-0345

Standard AVB Financial Corp.
Consolidated Statements of Financial Condition
(Dollars in thousands, except per share data)
	December 31
	2018	2017
ASSETS
Cash on hand and due from banks	$3,371	$3,523
Interest-earning deposits in other institutions	12,836	12,742
Cash and Cash Equivalents	16,207	16,265
Investment securities available for sale, at fair value	66,169	65,559
Equity securities, at fair value	2,725	—
Mortgage-backed securities available for sale, at fair value	81,794	67,630
Certificate of deposit	249	749
Federal Home Loan Bank stock, at cost	7,827	9,468
Loans receivable, net of allowance for loan losses of $4,414 and $4,127	728,982	747,035
Foreclosed real estate	486	419
Office properties and equipment, net	7,794	8,191
Bank-owned life insurance	22,572	22,040
Goodwill	25,836	25,836
Core deposit intangible	2,508	3,344
Accrued interest receivable and other assets	8,647	6,064
TOTAL ASSETS	$971,796	$972,600
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Demand, savings and club accounts	$471,177	$482,902
Time Deposits	246,697	211,944
Total Deposits	717,874	694,846
Federal Home Loan Bank short-term borrowings	4,524	27,021
Federal Home Loan Bank advances	104,963	107,652
Securities sold under agreements to repurchase	2,137	4,240
Advance deposits by borrowers for taxes and insurance	45	782
Accrued interest payable and other liabilities	4,363	4,087
TOTAL LIABILITIES	833,906	838,628
Stockholders’ Equity
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value per share, 40,000,000 shares authorized, 4,812,991 and 4,790,687 shares outstanding, respectively	48	48
Additional paid-in-capital	75,571	75,063
Retained earnings	65,301	60,172
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,686)	(1,839)
Accumulated other comprehensive (loss) income	(1,344)	528
TOTAL STOCKHOLDERS’ EQUITY	137,890	133,972
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$971,796	$972,600

See accompanying notes to the consolidated financial statements.

Standard AVB Financial Corp.
Consolidated Statements of Income
(Dollars in thousands, except per share data)
	Years Ended December 31
	2018	2017
Interest and Dividend Income
Loans, including fees	$32,033	$26,948
Mortgage-backed securities	1,999	1,257
Investments:
Taxable	420	518
Tax-exempt	1,431	1,316
Federal Home Loan Bank stock	590	384
Interest-earning deposits and federal funds sold	322	133
Total Interest and Dividend Income	36,795	30,556
Interest Expense
Deposits	4,961	3,471
Federal Home Loan Bank short-term borrowings	227	470
Federal Home Loan Bank advances	2,255	1,131
Securities sold under agreements to repurchase	11	4
Total Interest Expense	7,454	5,076
Net Interest Income	29,341	25,480
Provision for Loan Losses	572	517
Net Interest Income after Provision for Loan Losses	28,769	24,963
Noninterest Income
Service charges	2,970	2,569
Earnings on bank-owned life insurance	533	510
Net losses on sales of securities	(17)	(323)
Net gains on sales of equities	394	—
Net equity securities fair value adjustment losses	(484)	—
Net loan sale gains	71	197
Investment management fees	644	412
Other income	236	178
Total Noninterest Income	4,347	3,543
Noninterest Expenses
Compensation and employee benefits	12,451	10,403
Data processing	644	612
Premises and occupancy costs	2,637	2,182
Automatic teller machine expense	512	439
Federal deposit insurance	293	279
Core deposit amortization	836	772
Merger related expenses	—	3,089
Other operating expenses	4,694	3,943
Total Noninterest Expenses	22,067	21,719
Income before Income Tax Expense	11,049	6,787
Income Tax Expense
Federal	1,713	2,106
State	535	356
Total Income Tax Expense	2,248	2,462
Net Income	$8,801	$4,325
Earnings Per Share:
Basic earnings per common share	$1.90	$1.08
Diluted earnings per common share	$1.88	$1.05
Cash dividends paid per common share	$0.88	$0.77
Basic weighted average shares outstanding	4,634,003	4,021,942
Diluted weighted average shares outstanding	4,685,044	4,127,318

See accompanying notes to the consolidated financial statements.

Standard AVB Financial Corp.
Consolidated Statements of Comprehensive Income
(Dollars in thousands)
	Years Ended December 31
	2018	2017
Net Income	$8,801	$4,325
Other comprehensive (loss) income:
Change in unrealized (loss) gain on securities available for sale	(1,949)	788
Tax effect	409	(269)
Reclassification adjustment for security losses realized in income	17	323
Tax effect	(4)	(111)
Change in pension obligation for defined benefit plan	90	733
Tax effect	(19)	(249)
Total other comprehensive (loss) income	(1,456)	1,215
Total Comprehensive Income	$7,345	$5,540

See accompanying notes to the consolidated financial statements.

Standard AVB Financial Corp.
Consolidated Statement of Changes in Stockholders’ Equity
(Dollars in thousands, except per share data)
	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2016	$26	$16,626	$59,107	$(1,992)	$(777)	$72,990
Net income	—	—	4,325	—	—	4,325
Other comprehensive income	—	—	—	—	1,215	1,215
Reclassification of certain income tax effects from accumulated other comprehensive income	—	—	(90)	—	90	—
Stock repurchases (5,454 shares)	—	(161)	—	—	—	(161)
Cash dividends ($0.77 per share)	—	—	(3,312)	—	—	(3,312)
Stock options exercised (18,895 shares)	—	311	—	—	—	311
Excess tax benefits from stock based compensation	—	(142)	142	—	—	—
Compensation expense on stock awards	—	529	—	—	—	529
Compensation expense on ESOP	—	250	—	153	—	403
Merger consideration (2,168,097 shares)	22	57,650	—	—	—	57,672
Balance, December 31, 2017	$48	$75,063	$60,172	$(1,839)	$528	$133,972
Net income	—	—	8,801	—	—	8,801
Other comprehensive loss	—	—	—	—	(1,456)	(1,456)
Change in accouting principle for adoption of ASU 2016-01	—	—	416	—	(416)	—
Stock repurchases (13,482 shares)	—	(428)	—	—	—	(428)
Cash dividends ($0.88 per share)	—	—	(4,088)	—	—	(4,088)
Stock options exercised (35,536 shares)	—	648	—	—	—	648
Compensation expense on stock awards	—	1	—	—	—	1
Compensation expense on ESOP	—	287	—	153	—	440
Balance, December 31, 2018	$48	$75,571	$65,301	$(1,686)	$(1,344)	$137,890

See accompanying notes to the consolidated financial statements.

Standard AVB Financial Corp.
Consolidated Statements of Cash Flows
(Dollars in thousands)
	Years Ended December 31
	2018	2017
Cash Flows From Operating Activities
Net income	$8,801	$4,325
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,352	929
Provision for loan losses	572	517
Amortization of core deposit intangible	836	772
Net loss on sale of securities available for sale	17	323
Net gain on sale of equity securities	(394)	—
Origination of loans held for sale	(5,552)	(8,063)
Proceeds from sale of loans held for sale	5,623	8,260
Net equity securities fair value adjustment losses	484	—
Net loan sale gains	(71)	(197)
Compensation expense on ESOP	440	403
Compensation expense on stock awards	1	529
Deferred income taxes	(288)	646
Increase in accrued interest receivable	(166)	(357)
Earnings on bank-owned life insurance	(533)	(510)
Increase in accrued interest payable	161	187
Other, net	1,350	1,144
Net Cash Provided by Operating Activities	12,633	8,908
Cash Flows Used In Investing Activities
Net decrease (increase) in loans	14,077	(54,638)
Purchases of investment securities	(11,699)	(10,117)
Purchases of equity securities	(546)	—
Purchases of mortgage-backed securities	(27,985)	(36,768)
Proceeds from maturities of certificates of deposits	500	—
Proceeds from maturities/principal repayments/calls of investment securities	1,335	8,920
Proceeds from maturities/principal repayments/calls of mortgage-backed securities	12,046	8,850
Proceeds from sales of investment securities	4,830	27,123
Proceeds from sales of equity securities	1,900	—
Proceeds from sales of mortgage-backed securities	—	25,853
Purchase of Federal Home Loan Bank stock	(3,532)	(6,405)
Redemption of Federal Home Loan Bank stock	5,173	4,847
Proceeds from sales of foreclosed real estate	450	181
Net purchases of office properties and equipment	(374)	(1,206)
Cash and cash equivalents acquired	—	9,611
Net Cash Used in Investing Activities	(3,825)	(23,749)
Cash Flows From Financing Activities
Net decrease in demand, savings and club accounts	(11,725)	(5,250)
Net increase in certificate accounts	34,753	3,965
Net (decrease) increase in securities sold under agreements to repurchase	(2,103)	1,898
Repayments of Federal Home Loan Bank short-term borrowings	(165,491)	(239,737)
Proceeds from Federal Home Loan Bank short-term borrowing	142,994	202,134
Repayments of Federal Home Loan Bank advances	(35,689)	(15,651)
Proceeds from Federal Home Loan Bank advances	33,000	75,635
Net (decrease) increase in advance deposits by borrowers for taxes and insurance	(737)	754
Exercise of stock options	648	311
Dividends paid	(4,088)	(3,312)
Stock repurchases	(428)	(161)
Net Cash Provided (Used) by Financing Activities	(8,866)	20,586
Net Increase (Decrease) in Cash and Cash Equivalents	(58)	5,745
Cash and Cash Equivalents – Beginning	16,265	10,520
Cash and Cash Equivalents – Ending	$16,207	$16,265

See accompanying notes to the consolidated financial statements.

Standard AVB Financial Corp.
Consolidated Statements of Cash Flows
(Dollars in thousands)
	Years Ended December 31
	2018	2017
Supplementary Cash Flows Information
Interest paid	$7,293	$4,889
Income taxes paid	$1,594	$1,411
Supplementary Schedule of Noncash Investing and Financing Activities
Foreclosed real estate acquired in settlement of loans	$486	$419
Loan participation payoffs not settled	$3,000	$—
Merger with Allegheny Valley Bancorp. Inc.
Non-cash assets acquired
Investment securities available for sale		$95,919
Federal Home Loan Bank stock		4,739
Loans receivable, net of allowance for loan losses		311,736
Office properties and equipment, net		4,434
Accrued interest receivable		1,144
Bank owned life insurance		6,486
Core deposit intangible		4,116
Other assets		2,742
Goodwill		17,216
		448,532
Liabilities assumed
Certificate accounts		(70,422)
Deposits other than certificate accounts		(263,522)
Federal Home Loan Bank short-term borrowings		(64,624)
Accrued interest payable		(615)
Other liabilities		(1,288)
		(400,471)
Net Non Cash Assets Acquired		$48,061
Cash and cash equivalents acquired		$9,611

See accompanying notes to the consolidated financial statements.

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2018 and December 31, 2017
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
Use of Estimates
In preparing financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of related revenue and expenses during the reporting period. Although our current estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that in 2019, actual conditions could be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, obligations associated with the deferred benefit pension plan, valuation of deferred taxes, fair value of investments and mortgage-backed securities available for sale, and the valuation of intangible assets.
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

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2018 and December 31, 2017

Note 1 — Summary of Significant Accounting Policies – (continued)

Investment, Mortgage-Backed and Equity Securities
The Company accounts for investment, mortgage-backed and equity securities by classifying them into one of three categories at the time of purchase: trading, held to maturity; and available for sale.
Securities bought and held principally for the purpose of selling them in the near term are classified as trading and are reported at fair value, with unrealized gains and losses included in earnings. The Company had no trading securities in 2018 or 2017.
Held-to-maturity securities are debt securities acquired with the intent and ability to hold to maturity and are stated at amortized cost. The Company had no held-to-maturity securities in 2018 or 2017.
Available-for-sale securities are other debt and equity securities that are not classified as trading or held-to-maturity securities and serve principally as a source of liquidity. Available-for-sale debt securities are stated at fair value, with unrealized holding gains and losses reported as a separate component of stockholders’ equity, net of tax, until realized. Effective January 1, 2018, available-for-sale equity securities are stated at fair value, with unrealized holding gains and losses reported as equity fair value adjustments in the income statement in accordance with ASU 2016-01. Prior to January 1, 2018, available-for-sale equity securities were stated at fair value, with unrealized holding gains and losses reported as a separate component of stockholders’ equity, net of tax, until realized.
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
Federal Home Loan Bank Stock
The Company, as a member of the Federal Home Loan Bank (“FHLB”) system, is required to maintain an investment in capital stock of the FHLB. During 2018, the FHLB made quarterly dividend payments. Additionally, excess capital stock was repurchased weekly in an amount equal to the lesser of five percent of the member’s total capital stock outstanding or its excess capital stock outstanding.
FHLB stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost on the Consolidated Statements of Financial Condition, and evaluated for impairment. The determination of whether the stock is impaired is based on the assessment of the ultimate recoverability of the cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of the cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2018 and December 31, 2017

Note 1 — Summary of Significant Accounting Policies – (continued)

(3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB. Management evaluated the stock based on the above and determined that the stock was not impaired as of December 31, 2018 or December 31, 2017.
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

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2018 and December 31, 2017

Note 1 — Summary of Significant Accounting Policies – (continued)

allowance, and all recoveries are credited to it. The allowance for loan and lease losses is established through a provision for loan losses which is charged to operations.
Mortgage Loans Held for Sale and Mortgage Servicing Rights
Mortgage loans held for sale are valued at the lower of cost or fair value as determined by current investor yield requirements calculated on an aggregate basis. Mortgage servicing rights (“MSRs”) represent the right to service loans for third-party investors. MSRs are recognized as a separate asset for the right to service mortgage loans for others, regardless of how those servicing rights are acquired. MSRs are recognized upon the sale of mortgage loans to a third-party investor with the servicing rights retained by Standard Bank PaSB. Servicing loans for others generally consists of collecting mortgage payments from borrowers, maintaining escrow accounts, remitting payments to third-party investors and, when necessary, processing foreclosures. Serviced loans are not included in the Consolidated Statements of Financial Condition. Loan servicing income includes servicing fees received from the third-party investors. Originated MSRs are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition at allocated fair value at the time of the sale of the loans to the third-party investor. MSRs are amortized in proportion to and over the estimated period of net servicing income. MSRs are carried at amortized cost, less a valuation allowance for impairment, if any. Impairment exists if the carrying value of MSRs exceeds the estimated fair value of the MSRs. There was no impairment at December 31, 2018 or December 31, 2017.
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
Office Properties and Equipment
Office properties and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are capitalized and depreciated to operating expense over the term of the lease or the useful life of the asset whichever is shorter. The cost of major additions and improvements is capitalized and depreciated to operating expense over the estimated remaining life of the asset. Expenditures for maintenance and repairs are charged to expense as incurred.
Bank-Owned Life Insurance
The Bank owns insurance on the lives of certain directors and officers. The policies were purchased to help offset the cost of various fringe benefit plans, including health care. The cash surrender value of these

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2018 and December 31, 2017

Note 1 — Summary of Significant Accounting Policies – (continued)

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
Goodwill and Core Deposit Intangible
Goodwill represents the excess of the purchase price over the cost of net assets purchased. Goodwill is not amortized, but is evaluated for impairment. At least annually, management reviews goodwill and evaluates events or changes in circumstances that may indicate impairment in the carrying amount of goodwill. If the sum of the expected undiscounted future cash flows is less than the carrying amount of the net assets, an impairment loss will be recognized. Impairment, if any, is measured on a discounted future cash flow basis. For December 31, 2018 and December 31, 2017, no impairment existed; however, for any future period, if the Company determines that there has been impairment in the carrying value of goodwill, the Company would record a charge to earnings, which could have a material adverse effect on net income.
Core deposit intangible assets represent the premiums paid to acquire the core deposits of another institution. The premium is the amount paid in excess of the dollar amount of the deposits acquired and it is carried at amortized cost on the Consolidated Statements of Financial Condition. The Company has core deposit intangible assets relating to the prior year acquisition of Allegheny Valley Bancorp Inc. (“Allegheny Valley”). These intangible assets are being amortized on an accelerated basis over an 8-year period. The balance of core deposit intangibles was $2.5 million and $3.3 million, net of accumulated amortization of $1.6 million and $772,000 for the years ended December 31, 2018 and December 31, 2017, respectively. Additional information regarding the acquisition of Allegheny Valley is included in Note 18 to these Consolidated Financial Statements.
Pension Plan
The Bank maintains a noncontributory defined benefit pension plan covering employees whose benefits were frozen effective August 1, 2005. No future benefits are accrued, however, the plan calls for benefits to be paid to eligible employees at retirement based primarily upon years of service with the Bank.
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

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2018 and December 31, 2017

Note 1 — Summary of Significant Accounting Policies – (continued)

The Company accounts for uncertain tax positions if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. The Company had no uncertain tax positions at December 31, 2018 or December 31, 2017. If the Company were to incur interest and penalties on income taxes, it would be recognized as a component of income tax expense.
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
Advertising Expense
Advertising costs are expensed as incurred and included in other operating expense in the Consolidated Statements of Income. Advertising expense for the years ended December 31, 2018 and December 31, 2017 totaled $289,000 and $127,000, respectively.
Comprehensive Income
Comprehensive income consists of net income and other comprehensive gain(loss). Other comprehensive gain(loss) includes the change in unrealized gains on debt securities available for sale, unrealized losses related to factors other than credit on debt securities, and the change in the pension benefit obligation for the defined benefit plan.
On February 14, 2018, the FASB finalized ASU 2018-02 — Income Statement Reporting Comprehensive Income (Topic 220). This accounting standard allowed companies to reclassify the “stranded” tax effect in accumulated other comprehensive income that resulted from the U.S. federal government enacted tax bill, H.R. 1, An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018 (Tax Cuts and Jobs Act), which required deferred tax liabilities and assets to be adjusted for the effect of a change in tax laws.
The Bank elected to early adopt this accounting standard, which provided a benefit to the financial statements by more accurately aligning the impacts of the items carried in accumulated other comprehensive income with the associated tax effect. The adoption resulted in a one-time cumulative effect adjustment of  $90,000 between retained earnings and accumulated other comprehensive income on the Consolidated Statement of Financial Condition for December 31, 2017. The adjustment had no impact on net income for the year ended December 31, 2017.
On January 1, 2018, the Company adopted ASU 2016-01 — Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which requires equity securities to be measured at fair value with net unrealized gains and losses recognized in noninterest income on the Consolidated Statements of Income. As a result of the adoption of this

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2018 and December 31, 2017

Note 1 — Summary of Significant Accounting Policies – (continued)

guidance, there was a one-time cumulative effect adjustment of  $416,000 between retained earnings and accumulated other comprehensive income on the Consolidated Statement of Financial Condition for December 31, 2018. The adjustment had no impact on net income for the year ended December 31, 2018.
Earnings per Share
Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The following table sets forth the computation of basic and diluted EPS for the years ended December 31, 2018 and December 31, 2017 (dollars in thousands except share and per share data):
	Years Ended December 31
	2018	2017
Net income available to common stockholders	$8,801	$4,325
Basic EPS:
Weighted average shares outstanding	4,634,003	4,021,942
Basic EPS	$1.90	$1.08
Diluted EPS:
Weighted average shares outstanding	4,634,003	4,021,942
Diluted effect of common stock equivalents	51,041	105,376
Total diluted weighted average shares outstanding	4,685,044	4,127,318
Diluted EPS	$1.88	$1.05
Options to purchase 266,695 and 302,231 shares of common stock were outstanding as of December 31, 2018 and December 31, 2017, respectively with an average exercise price of  $17.12 and $17.25, respectively. There were no anti-dilutive options as of December 31, 2018 or December 31, 2017.
As of December 31, 2018, there were 250 shares of restricted stock that were not fully vested and added to the computation of diluted earnings per common share. As of December 31, 2017, all restricted stock was fully vested, therefore, no additional shares were included in the computation of diluted earnings per common share.
Reclassifications
Certain comparative amounts for the prior year have been reclassified to conform to current-year presentation. Such reclassifications had no effect on net income or stockholders’ equity.
Recent Accounting Pronouncements
Accounting Standards Adopted in 2018
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In addition, this Update specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2018 and December 31, 2017

Note 1 — Summary of Significant Accounting Policies – (continued)

recognition. Subsequent to the issuance of ASU 2014-09, the FASB issued targeted updates to clarify specific implementation issues including ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU No. 2016-10, Identifying Performance Obligations and Licensing, ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients, and ASU No. 2016-20 Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. Since the guidance does not apply to revenue associated with financial instruments, including loan receivables and investment securities, the new guidance did not have a material impact on revenue most closely associated with financial instruments, including interest income and expense. The Company completed its overall assessment of revenue streams and review of related contracts potentially affected by the ASU, including service charges on deposit accounts, income from debit and credit cards, other fee income and investment management fees. Based on this assessment, the Company concluded that ASU 2014-09 did not materially change the method in which the Company currently recognizes revenue for these revenue streams. The Company also completed its evaluation of certain costs related to these revenue streams to determine whether such costs should be presented as expenses or contra-revenue (i.e., gross vs. net). Based on its evaluation, the Company did not make any changes to the classifications of such costs. The Company adopted ASU 2014-09 and its related amendments on its required effective date of January 1, 2018 utilizing the modified retrospective approach. Since there was no net income impact upon adoption of the new guidance, a cumulative effect adjustment to opening retained earnings was not deemed necessary. See Note 18 Revenue Recognition for more information.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This Update applies to all entities that hold financial assets or owe financial liabilities and is intended to provide more useful information on the recognition, measurement, presentation, and disclosure of financial instruments. Among other things, this Update (a) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (b) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (c) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (d) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (e) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (f) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (g) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The Company adopted the standard on January 1, 2018 which resulted in a one-time cumulative effect adjustment of  $416,000 between retained earnings and accumulated other comprehensive income (loss) on the Consolidated Statement of Financial Condition in accordance with (a) above. Additionally, in accordance with (e) above, the Company measured the fair value of its loan portfolio as of December 31, 2018 using an exit price notion (See Note 15 Fair Value of Assets and Liabilities).

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2018 and December 31, 2017

Note 1 — Summary of Significant Accounting Policies – (continued)

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

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2018 and December 31, 2017

Note 1 — Summary of Significant Accounting Policies – (continued)

issuance. The amendments in this Update should be applied prospectively to an award modified on or after the adoption date. The adoption of the standard by the Company, on January 1, 2018, did not have a material impact on the Company’s Consolidated Financial Statements.
In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments — Overall (Subtopic 825-10), to clarify certain aspects of the guidance issued in ASU 2016-01. These clarifications include (1) an entity measuring an equity security using the measurement alternative may change its measurement approach to a fair value method in accordance with Topic 820, Fair Value Measurement, through an irrevocable election that would apply to that security and all identical or similar investments of the same issuer. Once an entity makes this election, the entity should measure all future purchases of identical or similar investments of the same issuer using a fair value method in accordance with Topic 820; (2) adjustments made under the measurement alternative are intended to reflect the fair value of the security as of the date that the observable transaction for a similar security took place; (3) re-measuring the entire value of forward contracts and purchased options is required when observable transactions occur on the underlying equity securities; (4) when the fair value option is elected for a financial liability, the guidance in paragraph 825-10- 45-5 should be applied, regardless of whether the fair value option was elected under either Subtopic 815-15, Derivatives and Hedging — Embedded Derivatives, or 825-10, Financial Instruments — Overall; (5) financial liabilities for which the fair value option is elected, the amount of change in fair value that relates to the instrument specific credit risk should first be measured in the currency of denomination when presented separately from the total change in fair value of the financial liability. Then, both components of the change in the fair value of the liability should be re-measured into the functional currency of the reporting entity using end-of-period spot rates; and (6) the prospective transition approach for equity securities without a readily determinable fair value in the amendments in Update 2016-01 is meant only for instances in which the measurement alternative is applied. An insurance entity subject to the guidance in Topic 944, Financial Services — Insurance, should apply a prospective transition method when applying the amendments related to equity securities without readily determinable fair values. An insurance entity should apply the selected prospective transition method consistently to the entity’s entire population of equity securities for which the measurement alternative is elected. The Company adopted this standard in conjunction with the adoption of Update 2016-01 and it did not have a material impact on the Company’s Consolidated Financial Statements.
ASU 2018-04, Investments — Debt Securities (Topic 320) and Regulated Operations (Topic 980) — Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 117 and SEC Release No. 33-9273, ASU 2018-04 supersedes various SEC paragraphs and adds an SEC paragraph pursuant to the issuance of Staff Accounting Bulletin No. 117.
ASU 2018-05, Income Taxes (Topic 740) — Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 118, ASU 2018-05 amends the Accounting Standards Codification to incorporate various SEC paragraphs pursuant to the issuance of SAB 118. SAB 118 addresses the application of generally accepted accounting principles in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act.
Accounting Standards Pending Adoption
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. A short-term lease is defined as one in which (a) the lease term is 12 months or less and (b) there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise. For short-term leases, lessees may elect to

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2018 and December 31, 2017

Note 1 — Summary of Significant Accounting Policies – (continued)

recognize lease payments over the lease term on a straight-line basis. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and for interim periods within fiscal years beginning after December 15, 2020. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Company adopted this guidance January 1, 2019. As a result, right-of-use assets and lease obligations will be booked on the Consolidated Statement of Financial Condition. The Company has four financing lease agreements for branch offices. We expect to recognize right-of-use assets and corresponding lease liabilities of approximately $1.1 million related to those financing leases on the Consolidated Statement of Financial Condition in the first quarter of 2019.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments — Credit Losses, which amended the effective date of ASU 2016-13 for entities other than public business entities. The ASU also clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Rather, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements. The Bank has formed a cross-functional current expected credit losses (“CECL”) team and is working with a third party to evaluate the various CECL methodologies. We anticipate being able to run the new methodology parallel to our current methodology beginning March 31, 2019.
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

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2018 and December 31, 2017

Note 1 — Summary of Significant Accounting Policies – (continued)

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
In June 2018, the FASB issued ASU 2018-07, Compensation — Stock Compensation (Topic 718), which simplified the accounting for nonemployee share-based payment transactions. The amendments in this update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments in this Update improve the following areas of nonemployee share-based payment accounting; (a) the overall measurement objective, (b) the measurement date, (c) awards with performance conditions, (d) classification reassessment of certain equity-classified awards, (e) calculated value (nonpublic entities only), and (f) intrinsic value (nonpublic entities only). The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. This Update is not expected to have a significant impact on the Company’s financial statements.
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

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2018 and December 31, 2017

Note 1 — Summary of Significant Accounting Policies – (continued)

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
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes the Disclosure Requirements for Fair Value Measurements. The Update removes the requirement to disclose the amount of and reasons for transfers between Level I and Level II of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level III fair value measurements. The Update requires disclosure of changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level III fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level III fair value measurements. This Update is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. This Update is not expected to have a significant impact on the Company’s financial statements.
In August 2018, the FASB issued ASU 2018-14, Compensation — Retirement Benefits (Topic 715-20). This Update amends ASC 715 to add, remove and clarify disclosure requirements related to defined benefit pension and other postretirement plans. The Update eliminates the requirement to disclose the amounts in accumulated other comprehensive income expected to be recognized as part of net periodic benefit cost over the next year. The Update also removes the disclosure requirements for the effects of a one-percentage-point change on the assumed health care costs and the effect of this change in rates on service cost, interest cost and the benefit obligation for postretirement health care benefits. This Update is effective for public business entities for fiscal years ending after December 15, 2020, and must be applied on a retrospective basis. For all other entities, this Update is effective for fiscal years ending after December 15, 2021. This Update is not expected to have a significant impact on the Company’s financial statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40). This Update addresses customers’ accounting for implementation costs incurred in a cloud computing arrangement that is a service contract and also adds certain disclosure requirements related to implementation costs incurred for internal-use software and cloud computing arrangements. The amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This Update is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The amendments in this Update can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. This Update is not expected to have a significant impact on the Company’s financial statements.

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2018 and December 31, 2017

Note 2 — Investment Securities
Investment securities available for sale at December 31, 2018 and December 31, 2017 are as follows (dollars in thousands):
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018:
U.S. government and agency obligations due:
Beyond 1 year but within 5 years	$7,428	$—	$(81)	$7,347
Beyond 5 year but within 10 years	940	—	(17)	923
Corporate bonds due:
1 year or less	1,758	—	(15)	1,743
Beyond 1 year but within 5 years	1,472	2	(10)	1,464
Beyond 5 years but within 10 years	996	—	(2)	994
Municipal obligations due:
Beyond 1 year but within 5 years	6,658	298	—	6,956
Beyond 5 years but within 10 years	22,384	132	(81)	22,435
Beyond 10 years	24,504	82	(279)	24,307
	$66,140	$514	$(485)	$66,169
December 31, 2017:
U.S. government and agency obligations due:
Beyond 1 year but within 5 years	$7,400	$4	$(8)	$7,396
Beyond 5 year but within 10 years	934	10	—	944
Corporate bonds due:
Beyond 1 year but within 5 years	2,276	14	(18)	2,272
Municipal obligations due:
Beyond 1 year but within 5 years	8,702	441	—	9,143
Beyond 5 years but within 10 years	25,803	339	(21)	26,121
Beyond 10 years	15,483	129	(99)	15,513
Equity securities	3,647	557	(34)	4,170
	$64,245	$1,494	$(180)	$65,559

For the year ended December 31, 2018, gains on sales of investment securities were $1,000 and losses were $18,000 with total proceeds from such sales of  $4.8 million. For the year ended December 31, 2017, gains on sales of investment securities were $72,000 and losses were $308,000 with total proceeds from such sales of  $27.1 million. Investment securities with a carrying value of  $11.6 million and $16.4 million were pledged to secure repurchase agreements and public funds accounts at December 31, 2018 and December 31, 2017, respectively.

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2018 and December 31, 2017

Note 2 — Investment Securities – (continued)

The following table shows the fair value and gross unrealized losses on investment securities and the length of time that the securities have been in a continuous unrealized loss position at December 31, 2018 and December 31, 2017 (dollars in thousands):
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2018:
U.S. government and agency obligations	$—	$—	$8,270	(98)	$8,270	$(98)
Corporate bonds	1,490	(12)	1,743	(15)	3,233	(27)
Municipal obligations	10,049	(55)	11,730	(305)	21,779	(360)
Total	$11,539	$(67)	$21,743	$(418)	$33,282	$(485)
December 31, 2017:
U.S. government and agency obligations	$5,924	$(8)	$—	$—	$5,924	$(8)
Corporate bonds	751	(3)	1,001	(15)	1,752	(18)
Municipal obligations	4,911	(19)	4,491	(101)	9,402	(120)
Equity securities	857	(34)	—	—	857	(34)
Total	$12,443	$(64)	$5,492	$(116)	$17,935	$(180)

At December 31, 2018, the Company held 48 investment securities in an unrealized loss position. The unrealized losses on these securities resulted primarily from interest rate fluctuations. The Company does not intend to sell these securities nor is it more likely than not that the Company would be required to sell these securities before their anticipated recovery and the Company believes the collection of the investment and related interest is probable. Based on this, the Company considers all of the unrealized losses to be temporary impairment losses.
The following table presents the net gains and losses on equity investments recognized in earnings during the year ended December 31, 2018, and the portion of unrealized gains and losses for the period that relates to equity investments held at December 31, 2018 (dollars in thousands):
Year Ended December 31, 2018
Net equity securities fair value adjustment losses	$(484)
Net gains realized on the sale of equity securities during the year	394
Losses recognized on equity securities during the period	$(90)

During the year ended December 31, 2018, gains on sales of equity securities were $427,000 and losses were $33,000 with total proceeds from such sales of  $1.9 million.

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2018 and December 31, 2017

Note 3 — Mortgage-Backed Securities
Mortgage-backed securities available for sale at December 31, 2018 and December 31, 2017 are as follows (dollars in thousands):
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018:
Government pass-throughs:
Ginnie Mae	$19,213	$1	$(324)	$18,890
Fannie Mae	13,952	7	(339)	13,620
Freddie Mac	12,662	—	(252)	12,410
Private pass-throughs	25,064	—	(349)	24,715
Collateralized mortgage obligations	12,328	11	(180)	12,159
	$83,219	$19	$(1,444)	$81,794
December 31, 2017:
Government pass-throughs:
Ginnie Mae	$17,416	$6	$(131)	$17,291
Fannie Mae	16,078	75	(8)	16,145
Freddie Mac	12,510	41	(14)	12,537
Private pass-throughs	14,603	8	(113)	14,498
Collateralized mortgage obligations	7,277	—	(118)	7,159
	$67,884	$130	$(384)	$67,630

For the year ended December 31, 2018 there were no sales of mortgage-backed securities. For the year ended December 31, 2017, gains on sales of mortgage-backed securities were $88,000 and losses were $175,000 with total proceeds from such sales of  $25.9 million. Mortgage-backed securities with a carrying value of  $10.4 million and $25.5 million were pledged to secure repurchase agreements and public funds accounts at December 31, 2018 and December 31, 2017, respectively.
The following table shows the fair value and gross unrealized losses on mortgage-backed securities and the length of time that the securities have been in a continuous unrealized loss position at December 31, 2018 and December 31, 2017 (dollars in thousands):
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair	Gross Unrealized Losses
December 31, 2018:
Government pass-throughs:
Ginnie Mae	$4,850	$(26)	$13,794	$(298)	$18,644	$(324)
Fannie Mae	403	(2)	12,152	(337)	12,555	(339)
Freddie Mac	680	(24)	11,699	(228)	12,379	(252)
Private pass-throughs	14,436	(134)	9,359	(215)	23,795	(349)
Collateralized mortgage obligations	4,091	(40)	6,048	(140)	10,139	(180)
Total	$24,460	$(226)	$53,052	$(1,218)	$77,512	$(1,444)

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2018 and December 31, 2017

Note 3 — Mortgage-Backed Securities – (continued)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair	Gross Unrealized Losses
December 31, 2017:
Government pass-throughs:
Ginnie Mae	$12,231	$(87)	$2,591	$(44)	$14,822	$(131)
Fannie Mae	3,227	(8)	—	—	3,227	(8)
Freddie Mac	5,949	(14)	—	—	5,949	(14)
Private pass-throughs	12,559	(113)	—	—	12,559	(113)
Collateralized mortgage obligations	5,968	(79)	1,191	(39)	7,159	(118)
Total	$39,934	$(301)	$3,782	$(83)	$43,716	$(384)

At December 31, 2018, the Company held 70 mortgage-backed securities in an unrealized loss position. The unrealized losses on these securities resulted primarily from interest rate fluctuations. The Company does not intend to sell these securities nor is it more likely than not that the Company would be required to sell these securities before their anticipated recovery and the Company believes the collection of the investment and related interest is probable. Based on this, the Company considers all of the unrealized losses to be temporary impairment losses.
Note 4 — Loans Receivable
The following table summarizes the primary segments of the loan portfolio by the amounts collectively evaluated for impairment and the amounts individually evaluated for impairment, as of December 31, 2018 and December 31, 2017 (dollars in thousands):
	Real Estate Loans
	One-to-four- family Residential and Construction	Commercial Real Estate	Home Equity Loans and Lines of Credit	Commercial Business	Other Loans	Total
December 31, 2018:
Collectively evaluated for impairment	$253,913	$308,775	$123,373	$46,196	$1,139	$733,396
Individually evaluated for impairment	—	—	—	—	—	—
Total loans before allowance for loan losses	$253,913	$308,775	$123,373	$46,196	$1,139	$733,396
December 31, 2017:
Collectively evaluated for impairment	$261,715	$300,702	$130,915	$56,122	$1,413	$750,867
Individually evaluated for impairment	—	295	—	—	—	295
Total loans before allowance for loan losses	$261,715	$300,997	$130,915	$56,122	$1,413	$751,162

Total loans were net of deferred loan fees of  $226,000 and $276,000 at December 31, 2018 and December 31, 2017, respectively. The Company’s primary business activity is with customers located within its local trade area. Although the Company has a diversified loan portfolio, loans outstanding to individuals and businesses are dependent upon the local economic conditions in its immediate trade area.

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2018 and December 31, 2017

Note 4 — Loans Receivable – (continued)

As a result of the acquisition of Allegheny Valley on April 7, 2017, the Company added $2.5 million of loans that were accounted for in accordance with ASC 310-30. Based on a review of the loans acquired by senior lending management, which included an analysis of credit deterioration of the loans since origination, the Company recorded a specific credit fair value adjustment of  $2.5 million. For loans that were acquired with specific evidence of deterioration in credit quality, loan losses will be accounted for through a reduction of the specific reserve and will not impact the allowance for loan losses. For loans acquired without a deterioration of credit quality, losses incurred will result in adjustments to the allowance for loan losses through the allowance for loan loss adequacy calculation to the extent those losses represent additional deterioration since the date of acquisition. As of December 31, 2018 and December 31, 2017, the outstanding balance of ASC 310-30 loans acquired from Allegheny Valley was $0 and the carrying value was $0 as all loans with a specific mark were charged off against that mark during the year ended December 31, 2017, with no resulting impact on net income.
The following table presents the components of the purchase accounting adjustments related to the purchased credit-impaired loans acquired:
Contractually required principal and interest	$2,467
Non-accretable discount	(2,467)
Expected cash flows	—
Accretable discount	—
Estimated fair value	$—

There was no amortizable yield for purchased credit-impaired loans for the years ended December 31, 2018 or December 31, 2017.
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

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2018 and December 31, 2017

Note 4 — Loans Receivable – (continued)

assets, inventories, and accounts receivable which present collateral risk. The other loan segment generally has higher interest rates and shorter terms than one-to-four family residential mortgage loans, however, they can have additional credit risk due to the type of collateral securing the loan.
Management evaluates individual loans in all of the commercial segments for possible impairment if the relationship is greater than $200,000 and the loan is in nonaccrual status, risk-rated Substandard or Doubtful, greater than 90 days past due or represents a troubled debt restructuring. Loans are considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The definition of  “impaired loans” is not the same as the definition of “nonaccrual loans,” although the two categories overlap. The Company may choose to place a loan on nonaccrual status due to payment delinquency or uncertain collectability, while not classifying the loan as impaired if the loan is not a commercial business or commercial real estate loan. Factors considered by management in evaluating impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. The Company does not separately evaluate individual consumer and residential mortgage loans for impairment, unless such loan is part of a larger relationship that is impaired, has a classified risk rating, or is a trouble debt restructuring (“TDR”).
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
Consistent with accounting and regulatory guidance, the Company recognizes a TDR when the Bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that would not normally be considered. Regardless of the form of concession granted, the Company’s objective in offering a TDR is to increase the probability of repayment of the borrower’s loan. To be considered a TDR, the borrower must be experiencing financial difficulties and the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that would not otherwise be considered. The Company did not modify any loans as TDRs during the years ended December 31, 2018 or December 31, 2017 nor did it have any TDRs where a concession had previously been made that then defaulted during the years ended December 31, 2018 or December 31, 2017.

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2018 and December 31, 2017

Note 4 — Loans Receivable – (continued)

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary at December 31, 2018 and December 31, 2017 (dollars in thousands):
	Impaired Loans With Allowance		Impaired Loans Without Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
December 31, 2018:
Commercial real estate	$—	$—	$—	$—	$—
Total impaired loans	$—	$—	$—	$—	$—
December 31, 2017:
Commercial real estate	$—	$—	$295	$295	$295
Total impaired loans	$—	$—	$295	$295	$295

The following table presents the average recorded investment in impaired loans and related interest income recognized for the years ended December 31, 2018 and December 31, 2017 (dollars in thousands):
	Years Ended December 31
	2018	2017
Average investment in impaired loans:
Commercial real estate	$236	$861
	$236	$861
Interest income recognized on impaired loans	$—	$—
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

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2018 and December 31, 2017

Note 4 — Loans Receivable – (continued)

between $200,000 and $500,000 during the year. Status reports are provided to management for loans classified as Substandard on a quarterly basis, which results in a proactive approach to resolution. Loans in the Special Mention and Substandard categories that are collectively evaluated for impairment are given separate consideration in the determination of the allowance.
The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the Company’s internal risk rating system as of December 31, 2018 and December 31, 2017 (dollars in thousands):
	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2018:
Real estate loans:
One-to-four-family residential and construction	$252,186	$—	$1,727	$—	$253,913
Commercial real estate	303,161	4,851	763	—	308,775
Home equity loans and lines of credit	123,053	62	258	—	123,373
Commercial business loans	45,902	232	62	—	46,196
Other loans	1,120	—	19	—	1,139
Total	$725,422	$5,145	$2,829	$—	$733,396
December 31, 2017:
Real estate loans:
One-to-four-family residential and construction	$259,463	$211	$2,041	$—	$261,715
Commercial real estate	295,164	5,077	756	—	300,997
Home equity loans and lines of credit	130,763	—	152	—	130,915
Commercial business loans	55,878	239	5	—	56,122
Other loans	1,411	—	2	—	1,413
Total	$742,679	$5,527	$2,956	$—	$751,162

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due based on the loans’ contractual due dates. Management considers nonperforming loans to be those loans that are past due 90 days or more and are still accruing as well as nonaccrual loans. The following table presents the segments of the loan portfolio summarized by the past due status of the loans still accruing and nonaccrual loans as of December 31, 2018 and December 31, 2017 (dollars in thousands):
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	Non-Accrual	90 Days Past Due & Accruing	Total Loans
December 31, 2018:
Real estate loans:
One-to-four-family residential and construction	$250,691	$1,341	$154	$1,727	$—	$253,913
Commercial real estate	307,740	374	—	661	—	308,775
Home equity loans and lines of credit	122,929	163	23	258	—	123,373
Commercial business loans	45,434	690	10	62	—	46,196
Other loans	1,111	3	3	19	3	1,139
Total	$727,905	$2,571	$190	$2,727	$3	$733,396

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2018 and December 31, 2017

Note 4 — Loans Receivable – (continued)

	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	Non-Accrual	90 Days Past Due & Accruing	Total Loans
December 31, 2017:
Real estate loans:
One-to-four-family residential and construction	$258,202	$1,342	$272	$1,899	$—	$261,715
Commercial real estate	299,888	338	15	756	—	300,997
Home equity loans and lines of credit	130,383	122	166	244	—	130,915
Commercial business loans	56,034	83	—	5	—	56,122
Other loans	1,376	14	1	3	19	1,413
Total	$745,883	$1,899	$454	$2,907	$19	$751,162

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
Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the ALL. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the ALL. Management utilizes an internally developed spreadsheet to track and apply the various components of the allowance. During the year ended December 31, 2018, there was an increase in the provision for the Commercial Real Estate, Commercial Business and Other loan classes. The increase for the Commercial Real Estate loan class was primarily due to growth in the loan balances included in the allowance calculation for that loan class. The increase for the Commercial Business and Other loan classes was primarily due to the charge-offs incurred during the year. The provision for One-to-four family Residential

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2018 and December 31, 2017

Note 4 — Loans Receivable – (continued)

and Construction and Home Equity Loans and Lines of credit loan classes decreased primarily as a result of fluctuations in the qualitative factors that overall reduced the provision required during the year. The following tables summarize the activity in the primary segments of the ALL for the years ended December 31, 2018 and December 31, 2017 as well as the allowance required for loans individually and collectively evaluated for impairment as of December 31, 2018 and December 31, 2017 (dollars in thousands):
	Real Estate Loans
	One-to-four- family Residential and Construction	Commercial Real Estate	Home Equity Loans and Lines of Credit	Commercial Business	Other Loans	Total
Balance at December 31, 2017	$1,384	$2,003	$400	$333	$7	$4,127
Charge-offs	—	(80)	—	(244)	(48)	(372)
Recoveries	69	2	11	5	—	87
Provision	(402)	836	(99)	192	45	572
Balance December 31, 2018	$1,051	$2,761	$312	$286	$4	$4,414
Balance at December 31, 2016	$1,280	$1,787	$547	$211	$12	$3,837
Charge-offs	(185)	—	(51)	(1)	(29)	(266)
Recoveries	28	1	—	3	7	39
Provision	261	215	(96)	120	17	517
Balance December 31, 2017	$1,384	$2,003	$400	$333	$7	$4,127

	Real Estate Loans
	One-to-four- family Residential and Construction	Commercial Real Estate	Home Equity Loans and Lines of Credit	Commercial Business	Other Loans	Total
Evaluated for Impairment:
Individually	$—	$—	$—	$—	$—	$—
Collectively	1,051	2,761	312	286	4	4,414
Balance at December 31, 2018	$1,051	$2,761	$312	$286	$4	$4,414
Evaluated for Impairment:
Individually	$—	$—	$—	$—	$—	$—
Collectively	1,384	2,003	400	333	7	4,127
Balance at December 31, 2017	$1,384	$2,003	$400	$333	$7	$4,127

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

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2018 and December 31, 2017

Note 4 — Loans Receivable – (continued)

As of December 31, 2018, included within the foreclosed assets totaling $486,000 were two residential properties and one commercial real estate property acquired upon foreclosure. As of December 31, 2017, foreclosed assets totaled $419,000 and included three residential properties acquired upon foreclosure.
At December 31, 2018, loans in the process of foreclosure totaled $507,000.
Loans serviced for others were $66.3 million, and $68.7 million at December 31, 2018 and December 31, 2017, respectively. Net mortgage servicing rights were $454,000 and $487,000 at December 31, 2018 and December 31, 2017, respectively.
Note 5 — Office Properties and Equipment
Office properties and equipment at December 31, 2018 and December 31, 2017 are summarized by major classifications as follows (dollars in thousands):
	December 31
	2018	2017
Land and land improvements	$3,152	$3,152
Buildings and building improvements	10,475	10,433
Leasehold improvements	871	862
Furnitures, fixtures, and equipment	4,678	4,607
	$19,176	$19,054
Less accumulated depreciation	(11,447)	(10,877)
Plus projects in progress	65	14
Premises and equipment, net	$7,794	$8,191

Depreciation expense was $771,000 and $658,000 for the years ended December 31, 2018 and December 31, 2017, respectively.
The Company rents certain branch office buildings under long-term lease agreements expiring through 2019 and thereafter. These leases contain renewal options and generally provide that the Company will pay for insurance, taxes, and maintenance. Future minimum lease payments under existing rental agreements are as follows (dollars in thousands):
Years Ending December 31:
2019	$407
2020	278
2021	30
Total	$715

Rent expense was $407,000 and $313,000 for the years ended December 31, 2018 and December 31, 2017, respectively.

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2018 and December 31, 2017

Note 6 — Deposits
Deposit balances at December 31, 2018 and December 31, 2017 are summarized as follows (dollars in thousands):
	December 31
	2018	2017
Noninterest-bearing demand	$135,708	$135,786
Interest-bearing demand	100,163	96,987
Savings	147,695	150,762
Money market	87,611	99,367
Time deposits	246,697	211,944
Total deposits	$717,874	$694,846

At December 31, 2018, the scheduled maturities of time deposit are as follows (dollars in thousands):
One year or less	$86,458
Over one through two years	76,313
Over two through three years	29,167
Over three through four years	14,011
Over four through five years	31,283
Over five years	9,465
Total	$246,697

At December 31, 2018, the scheduled maturities of time deposit in denominations of  $100,000 or more are as follows (dollars in thousands):
Three months or less	$14,665
Over three to six months	10,976
Over six to twelve months	13,001
Over twelve months	69,425
Total	$108,067

Time deposits include certificates of deposit in denominations of  $250,000 or more. Such deposits aggregated $35.2 million and $30.9 million at December 31, 2018 and December 31, 2017, respectively.
Note 7 — Federal Home Loan Bank Advances
The Bank is a member of the FHLB. This membership allows the Bank to borrow funds from the FHLB which are collateralized by qualifying securities and loans. At December 31, 2018, the Bank had approximately $416.6 million in maximum borrowing capacity available as collateral for existing and future borrowings. Included in the $416.6 million is a revolving line of credit agreement the Bank has established with the FHLB whereby it can borrow up to approximately $207.1 million on a short-term basis. The outstanding balance under this agreement was approximately $4.5 million and $27.0 million at December 31, 2018 and December 31, 2017, respectively. The interest rate in effect on that borrowing was 2.64% at December 31, 2018 and 1.54% at December 31, 2017.

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2018 and December 31, 2017

Note 7 — Federal Home Loan Bank Advances – (continued)

The outstanding balances and related information for short-term borrowings at or for the years ended December 31, 2018 and December 31, 2017 are summarized as follows (dollars in thousands):
	December 31
	2018	2017
Balance	$4,524	$27,021
Average balance outstanding during the period	12,696	38,565
Maximum amount outstanding at any month-end	51,500	72,926
Weighted average interest rate at period end	2.64%	1.54%
Average interest rate during the period	1.79	1.22
Advances, which are typically more long-term in nature, are also available from the FHLB. At December 31, 2018 and December 31, 2017, the Bank had the following advances (dollars in thousands):
		December 31
Stated Maturity	Interest Rate	2018	2017
June 11, 2018	0.92	$—	$750
June 22, 2018	1.26	—	1,805
November 13, 2018	1.65	—	3,000
January 22, 2019	1.25	125	1,608
June 24, 2019	1.63	1,805	1,805
September 11, 2019	1.59	6,438	14,904
November 12, 2019	1.91	3,151	3,151
January 8, 2020	1.70	5,794	5,794
March 20, 2020	2.51	6,309	—
July 29, 2020	1.91	1,822	1,822
August 17, 2020	1.63	5,635	5,635
September 8, 2020	1.69	9,726	15,157
December 9, 2020	1.92	3,500	3,500
January 26, 2021	1.94	4,000	4,000
February 22, 2021	1.95	3,365	3,365
March 8, 2021	2.54	7,639	—
August 18, 2021	1.80	2,289	3,119
September 8, 2021	1.77	11,469	15,503
November 15, 2021	3.23	3,000	—
September 8, 2022	1.86	7,587	9,522
December 9, 2022	2.26	3,212	3,212
December 29, 2022	2.45	8,097	10,000
May 30, 2023	2.93	10,000	—
		$104,963	$107,652

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2018 and December 31, 2017

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
The collateral pledged to secure the borrowings based on the remaining contractual maturity of the securities sold under agreements to repurchase as of December 31, 2018 and December 31, 2017 are presented in the following tables (dollars in thousands):
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 – 90 Days	Greater than 90 Days	Total
December 31, 2018:
U.S. government obligations	$6,031	$—	$—	$—	$6,031
Municipal obligations	4,824	—	—	—	4,824
Total collateral pledged	$10,855	$—	$—	$—	$10,855
Gross amount of recognized liabilities for securities sold under agreements to repurchase					$2,137
Amounts related to agreements not included in offsetting disclosures above					$8,718
December 31, 2017:
U.S. government obligations	$1,643	$—	$—	$—	$1,643
Municipal obligations	5,727	—	—	—	5,727
Total collateral pledged	$7,370	$—	$—	$—	$7,370
Gross amount of recognized liabilities for securities sold under agreements to repurchase					$4,240
Amounts related to agreements not included in offsetting disclosures above					$3,130

The outstanding balances and related information for repurchase agreements at or for the years ended December 31, 2018 and December 31, 2017 are summarized as follows (dollars in thousands):
	December 31
	2018	2017
Balance	$2,137	$4,240
Average balance outstanding during the period	4,782	3,373
Maximum amount outstanding at any month-end	8,251	6,274
Weighted average interest rate at period end	0.19%	0.12%
Average interest rate during the period	0.23	0.12

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2018 and December 31, 2017

Note 9 — Income Taxes
Total income tax expense for the years ended December 31, 2018 and December 31, 2017 is as follows (dollars in thousands):
	Years Ended December 31
	2018	2017
Federal:
Current	$2,001	$1,460
Deferred	(288)	259
Change in corporate tax rate	—	387
	$1,713	$2,106
State, current	$535	$356

The difference between the expected and actual tax provision expressed as percentage of earnings before income tax provision are as follows:
	December 31
	2018		2017
	Amount	% of Pre-tax Income	Amount	% of Pre-tax Income
Expected federal tax rate	$2,321	21.0%	$2,307	34.0%
State taxes, net of federal tax benefit	421	3.8	235	3.5
Nontaxable interest income	(377)	(3.4)	(403)	(5.9)
Bank-owned life insurance	(112)	(1.0)	(173)	(2.6)
Merger expenses	—	—	35	0.5
Change in corporate tax rate	—	—	387	5.7
Other items, net	(5)	(0.1)	74	1.1
Effective Tax Rate	$2,248	20.3%	$2,462	36.3%

The Tax Cuts and Jobs Act, enacted on December 22, 2017, lowered the federal corporate income tax rate from 35% to 21% effective January 1, 2018. As a result, the carrying value of net deferred tax assets was reduced which increased income tax expense by $387,000 for the year ended December 31, 2017.
The Bank is subject to the Pennsylvania, Maryland and West Virginia Corporation Net Income tax which is allocated between the states and calculated at 11.50%, 8.25% and 6.50%, respectively, based on taxable income applicable to the individual states.

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2018 and December 31, 2017

Note 9 — Income Taxes – (continued)

The net deferred tax asset consisted of the following components as of December 31, 2018 and December 31, 2017 (dollars in thousands):
	December 31
	2018	2017
Deferred Tax Assets:
Allowance for loan losses	$927	$867
Employee benefits	290	195
Impairment reserves	11	17
Purchase accounting	—	70
Net unrealized losses on securities	195	—
Capital loss carryforward	19	—
Other, net	148	120
Total Deferred Tax Assets	1,590	1,269
Deferred Tax Liabilities:
Net unrealized gains on securities	—	(223)
Premises and equipment	(214)	(292)
Purchase accounting	(14)	—
Other, net	(46)	(121)
Total Deferred Tax Liabilities	(274)	(636)
Net Deferred Tax Assets	$1,316	$633

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
Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Bank recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Consolidated Statements of Income. The Bank’s federal and Pennsylvania and Maryland state tax returns for taxable years through 2014 have been closed for purposes of examination by the Internal Revenue Service and the Pennsylvania and Maryland taxing authorities.
Note 10 — Regulatory Capital Requirements
Included in interest-earning deposits with other institutions are required federal reserves of $11.5 million and $12.3 million at December 31, 2018 and December 31, 2017, respectively, for facilitating the implementation of monetary policy by the Federal Reserve System. The required reserves are computed by applying prescribed ratios to the classes of average deposit balances. These reserves are held in the form of cash on-hand and a balance maintained with the Federal Reserve Bank.

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2018 and December 31, 2017

Note 10 — Regulatory Capital Requirements – (continued)

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
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital to risk-weighted assets and Tier I capital to average assets. The final Basel III rules require the Company to maintain a minimum amount and ratio of Common Equity Tier I capital (as defined in the regulations) to risk-weighted assets. Additionally, under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital. As of December 31, 2018 and December 31, 2017, the Bank was categorized as “Well Capitalized” under the regulatory framework for prompt corrective action promulgated by the Federal Reserve. The Company believes that no conditions or events have occurred that would change this conclusion since such date. To be categorized as Well Capitalized, the Bank must maintain minimum Total capital, Common Equity Tier I capital, Tier I capital, and Tier I leverage ratios as set forth in the table below.
	December 31, 2018
	Bank		Company
	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Actual	$111,857	16.85%	$115,390	17.38%
For capital adequacy purposes	53,108	8.00	53,127	8.00
To be well capitalized	66,384	10.00	66,409	10.00
Common equity tier I (to risk weighted assets)
Actual	$107,451	16.19%	$110,981	16.71%
For capital adequacy purposes	29,873	4.50	29,884	4.50
To be well capitalized	43,150	6.50	43,166	6.50
Tier I capital (to risk weighted assets)
Actual	$107,451	16.19%	$110,981	16.71%
For capital adequacy purposes	39,831	6.00	39,845	6.00
To be well capitalized	53,108	8.00	53,127	8.00
Tier I capital (to average assets)
Actual	$107,451	11.33%	$110,981	11.71%
For capital adequacy purposes	37,947	4.00	37,921	4.00
To be well capitalized	47,434	5.00	47,401	5.00

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2018 and December 31, 2017

Note 10 — Regulatory Capital Requirements – (continued)

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
On July 25, 2012, certain directors and officers of the Company were awarded an aggregate of 278,075 options to purchase shares of common stock and 111,300 restricted shares of common stock. The awards vested over five years at the rate of 20% per year and the stock options have a ten-year contractual life from the date of grant. The Company recognized compensation expense associated with the awards over the five-year vesting period. On December 19, 2017, certain officers of the Company were awarded an aggregate of 2,424 restricted shares of common stock. The awards vested immediately and, as such, all related compensation expense was recognized during the year ended December 31, 2017. Remaining shares available to be issued under the 2012 Plan include 75,742 options and 25,402 shares of restricted stock.
The Company’s common stock closed at $16.50 per share on July 25, 2012, which is the exercise price of the options granted on that date. The estimated fair value of the stock options was $423,000, before the impact of income taxes. The per share weighted-average fair value of stock options granted with an exercise price equal to the market value on July 25, 2012 was $1.52 using the following Black-Scholes option pricing model assumptions: expected life of 7.5 years, expected dividend rate of 1.13%, risk-free interest rate of 1.10% and an expected volatility of 9.5% based on historical results of the stock prices of a bank peer

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2018 and December 31, 2017

Note 11 — Stock Based Compensation – (continued)

group. For the year ended December 31, 2018, there was no recorded compensation expense on the options. For the year ended December 31, 2017, compensation expense recorded on options was $44,000 with a related tax benefit recorded of  $5,000. As of December 31, 2018, all outstanding options were fully vested and there was no unrecognized compensation cost.
As a result of the merger with Allegheny Valley on April 7, 2017, the Company assumed stock plans allowing for the issuance of an additional 77,634 shares of Standard AVB Financial Corp. stock. On April 10, 2017, one of the plans acquired expired which included 249 unissued shares. The remaining acquired Plan (the “2011 Plan”) provides for the granting of incentive stock options (as defined in section 422 of the Internal Revenue Code), nonstatutory stock options, restricted stock, and stock appreciation rights to eligible employees and directors. The 2011 Plan had an original term of ten years and it is administered by the Board of Directors or a committee designated by the Board. On September 28, 2018, 250 shares of restricted stock were awarded out of the 2011 Plan. The award vests over two years and the related compensation expense will be recognized straight line over the vesting period.
The following table summarizes transactions regarding the options under the Plan:
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2016	248,075	$16.50	5.56
Granted	—	—
Merger related options	73,051	19.61
Exercised	(18,895)	16.50
Forfeited	—	—
Outstanding at December 31, 2017	302,231	$17.25	4.11
Granted	—	—
Exercised	(35,536)	18.25
Forfeited	—	—
Outstanding at December 31, 2018	266,695	$17.12	3.32
Exercisable at December 31, 2017	302,231	$17.25
Exercisable at December 31, 2018	266,695	$17.12
For the year ended December 31, 2018, there was $972 of compensation expense recorded on restricted stock grants. For the year ended December 31, 2017, compensation expense on the restricted stock grants was $485,000 with a related tax benefit recorded of  $91,000. As of December 31, 2018, there was $6,803 of unrecognized compensation expense that will be recognized over the remaining vesting period.

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2018 and December 31, 2017

Note 11 — Stock Based Compensation – (continued)

The following table summarizes transactions regarding restricted stock under the Plan:
	Number of Restricted Shares	Weighted Average Grant Date Price Per Share
Non-vested shares at December 31, 2016	19,860	$16.50
Granted	2,424	29.60
Vested	(22,284)	17.92
Forfeited	—	—
Non-vested shares at December 31, 2017	—	$—
Granted	250	31.10
Vested	—	—
Forfeited	—	—
Non-vested shares at December 31, 2018	250	$31.10

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
Compensation expense is equal to the fair value of the shares committed to be released and unallocated ESOP shares are excluded from outstanding shares for purposes of computing earnings per share. Compensation expense related to the ESOP was $440,000 and $403,000 for the years ended December 31, 2018 and December 31, 2017, respectively. Dividends on unallocated shares are not treated as ordinary dividends and are instead used to repay the ESOP loan and recorded as compensation expense.
As of December 31, 2018, the ESOP held 254,610 shares of the Company’s stock, and there were 173,458 unallocated shares. As of December 31, 2017, the ESOP held 260,935 shares of the Company’s stock, and there were 187,912 unallocated shares. The fair market value of the unallocated ESOP shares was $5.2 million at December 31, 2018 and $7.8 million at December 31, 2017. During the year ended December 31, 2018, 14,454 shares were released for allocation. During the year December 31, 2017, 14,455 shares were released for allocation.
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
for the Years Ended December 31, 2018 and December 31, 2017

Note 13 — Employee Benefit Plans – (continued)

Obligations and Funded Status
The following table sets forth the change in the plan assets and the projected benefit obligations of the Standard Bank PaSB Defined Benefit Pension Plan and Trust at December 31, 2018 and December 31, 2017 (dollars in thousands):
	December 31
	2018	2017
Change in projected benefit obligation:
Benefit obligation at beginning of year	$4,168	$4,780
Interest cost	131	175
Settlement loss (gain)	11	(28)
Actuarial gain	(312)	(133)
Benefits paid	(36)	(30)
Settlement payments	(525)	(596)
Projected benefit obligation at end of year	3,437	4,168
Change in plan assets:
Fair value of plan assets at beginning of year	3,564	3,683
Actual return on plan assets	(99)	497
Employer contribution	—	15
Benefits paid	(36)	(30)
Administrative expenses	(21)	(5)
Settlement payments	(525)	(596)
Fair value of plan assets at end of year	2,883	3,564
Funded status	$(554)	$(604)
Amounts recognized in accumulated other comprehensive income (loss) consist of:
Unrecognized actuarial loss	$(400)	$(397)
Total	$(400)	$(397)

The accumulated benefit obligation for the defined benefit pension plan was $3.4 million and $4.2 million at December 31, 2018 and December 31, 2017, respectively.
Components of Net Periodic Benefit Cost
The net periodic pension cost for the years ended December 31, 2018 and December 31, 2017 are as follows (dollars in thousands):
	Years Ended December 31
	2018	2017
Interest Cost	$131	$175
Expected return on plan assets	(162)	(200)
Amortization of net loss	10	96
Settlement obligation	61	72
Net periodic pension cost	$40	$143

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2018 and December 31, 2017

Note 13 — Employee Benefit Plans – (continued)

The estimated net loss and prior service cost that will be amortized from accumulated other comprehensive income (loss) into the net periodic benefit cost in 2019 are as follows (dollars in thousands):
	December 31
	2018	2017
Net loss	$9	$10
Total	$9	$10

Assumptions
The weighted-average assumptions used to determine benefit obligations at December 31, 2018 and December 31, 2017 were as follows:
	December 31
	2018	2017
Discount rate	4.00%	3.40%
The weighted-average assumptions used to determine net periodic benefit cost for years ended December 31, 2018 and December 31, 2017 are as follows:
	December 31
	2018	2017
Discount rate	4.00%	3.40%
The long-term rate of return on plan assets was assumed to be 5.00% for December 31, 2018 and December 31, 2017 and gives consideration to returns currently being earned on plan assets, as well as future rates expected to be earned.
Plan Assets
The Bank’s defined benefit pension plan weighted-average asset allocations at December 31, 2018 and December 31, 2017 by assets category are as follows:
	December 31
Asset Category	2018	2017
Cash and Cash Equivalents	2.89%	0.28%
Equity Mutual Funds	37.88	71.13
Bond Mutual Funds	59.23	28.59
Total	100.00%	100.00%

The asset allocation and policy limits are evaluated periodically and may be changed at the discretion of the investment committee. The current strategic allocation for the defined benefit pension plan assets is to maintain 50% in equity mutual funds and 50% in bond mutual funds. This will move slightly in either direction as tactical adjustments are made quarterly. A portion of the equity portfolio can be moved into a cash equivalent investment based on market signals to provide some protection when equity markets sell-off, like they did in December, 2018. The asset allocation at December 31, 2018 reflects a more conservative allocation than the prior year.
At December 31, 2017 the investment policy for the defined benefit pension plan assets was to maintain 60 percent in equity mutual funds and 40 percent in bond mutual funds. The asset allocation in equity mutual funds exceeded the policy limit at December 31, 2017 due to the record performance of the stock market in 2017.

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2018 and December 31, 2017

Note 13 — Employee Benefit Plans – (continued)

The following tables set forth by level, within the fair value hierarchy, the plan’s assets at fair value as of December 31, 2018 and December 31, 2017 (dollars in thousands):
	Level I	Level II	Level III	Total
December 31, 2018:
Cash and Cash Equivalents	$83	$—	$—	$83
Domestic Stock Funds	896	—	—	896
International Stock Funds	196	—	—	196
Domestic Bond Funds	1,708	—	—	1,708
Total assets at fair value	$2,883	$—	$—	$2,883
December 31, 2017:
Cash and Cash Equivalents	$10	$—	$—	$10
Domestic Stock Funds	2,040	—	—	2,040
International Stock Funds	495	—	—	495
Domestic Bond Funds	929	—	—	929
International Bond Funds	90	—	—	90
Total assets at fair value	$3,564	$—	$—	$3,564

Cash Flows
There are no expected contributions to the defined benefit pension plan during 2019.
The following benefit payments that reflect expected future service, as appropriate, are expected to be paid subsequent to December 31, 2018 (dollars in thousands):
Year Ended December 31,	Plan Benefits
2019	$674
2020	195
2021	146
2022	152
2023	141
2024 – 2028	848
Total	$2,156

The Company participates in the Pentegra Financial Institutions Thrift Plan, a multi-employer 401(k) plan, which provides benefits to substantially all of the Company’s employees. Employees’ contributions to the plan are matched by the Company up to a maximum of 4 percent of such employees’ pretax salaries. Expense recognized for the plan was $306,000 and $268,000 for the year ended December 31, 2018 and December 31, 2017, respectively.
The Company sponsors a Supplemental Executive Retirement Plan (“SERP”) to provide certain additional retirement benefits to participating executive officers. During the year ended December 31, 2018, the Company had service cost of  $114,000 and interest cost of  $4,000 related to the SERP.

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2018 and December 31, 2017

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
Financial instruments with off-balance sheet risk as of December 31, 2018 and December 31, 2017 were comprised of the following (dollars in thousands):
	December 31
	2018	2017
One-to-four family and construction:
Loan commitments	$872	$510
Undisbursed home equity lines of credit	34,485	30,335
Undisbursed funds – construction loans in process	6,129	7,109
Commerical loan commitments	67,240	52,749
Standby letters of credit	4,202	1,961
Other	24,251	24,037
Total	$137,179	$116,701

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

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2018 and December 31, 2017

Note 15 — Fair Value of Assets and Liabilities – (continued)

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
Fair values of investment, mortgage-backed and equity securities were primarily measured using information from a third-party pricing service. This service provides pricing information by utilizing evaluated pricing models supported with market data information. Standard inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data from market research publications. Level 1 securities are comprised of equity securities. As quoted prices were available, unadjusted, for identical securities in active markets, these securities were classified as Level 1 measurements. Level 2 securities were primarily comprised of debt securities issued by government agencies, states and municipalities, corporations, as well as mortgage-backed securities issued by government agencies. Fair values were estimated primarily by obtaining quoted prices for similar assets in active markets or through the use of pricing models. In cases where there may be limited or less transparent information provided by the Company’s third-party pricing service, fair value may be estimated by the use of secondary pricing services or through the use of non-binding third-party broker quotes.
On a quarterly basis, management reviews the pricing information received from the Company’s third-party pricing service. This review process includes a comparison to non-binding third-party broker quotes, as well as a review of market-related conditions impacting the information provided by the Company’s third-party pricing service. Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume or frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs. As of December 31, 2018 and December 31, 2017, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets. On a quarterly basis, management also reviews a sample of securities priced by the Company’s third-party pricing service to review significant assumptions and valuation methodologies used. Based on this review, management determines whether the current placement of the security in the fair value hierarchy is appropriate or whether transfers may be warranted.

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2018 and December 31, 2017

Note 15 — Fair Value of Assets and Liabilities – (continued)

The following table presents the assets measured at fair value on a recurring basis as of December 31, 2018 and December 31, 2017 by level within the fair value hierarchy (dollars in thousands):
	Level 1	Level 2	Level 3	Total
December 31, 2018:
Investment securities available for sale:
U.S. government and agency obligations	$—	$8,270	$—	$8,270
Corporate bonds	—	4,201	—	4,201
Municipal obligations	—	53,698	—	53,698
Total investment securities available for sale	—	66,169	—	66,169
Equity securities	2,725	—	—	2,725
Mortgage-backed securities available for sale	—	81,794	—	81,794
Total recurring fair value measurements	$2,725	$147,963	$—	$150,688
December 31, 2017:
Investment securities available for sale:
U.S. government and agency obligations	$—	$8,340	$—	$8,340
Corporate bonds	—	2,272	—	2,272
Municipal obligations	—	50,777	—	50,777
Equity securities	4,170	—	—	4,170
Total investment securities available for sale	4,170	61,389	—	65,559
Mortgage-backed securities available for sale	—	67,630	—	67,630
Total recurring fair value measurements	$4,170	$129,019	$—	$133,189

Assets Measured at Fair Value on a Nonrecurring Basis
The following table presents the assets measured at fair value on a nonrecurring basis as of December 31, 2018 and December 31, 2017 by level within the fair value hierarchy (dollars in thousands):
	Level 1	Level 2	Level 3	Total
December 31, 2018:
Foreclosed real estate	$—	$—	$486	$486
Total nonrecurring fair value measurements	$—	$—	$486	$486
December 31, 2017:
Foreclosed real estate	$—	$—	$419	$419
Impaired loans	—	—	295	295
Total nonrecurring fair value measurements	$—	$—	$714	$714

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2018 and December 31, 2017

Note 15 — Fair Value of Assets and Liabilities – (continued)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Company uses Level 3 inputs to determine fair value (dollars in thousands):
			Quantitative Information about Level 3 Fair Value Measurements
	December 31		Valuation Techniques	Unobservable Input	Range (Weighted Average)
	2018	2017
Foreclosed real estate	$486	$419	Appraisal of collateral(1)	Appraisal adjustments(2)	0% to 30% (17%)
			Liquidation expenses(2)		0% to 15% (11%)
Impaired loans	$—	$295	Fair value of collateral(1),(3)	Appraisal adjustments(2)	0% to 20% (20%)
			Liquidation expenses(2)		0% to 10% (6%)

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
for the Years Ended December 31, 2018 and December 31, 2017

Note 15 — Fair Value of Assets and Liabilities – (continued)

The following table presents the carrying value, estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments not required to be carried at fair value as of December 31, 2018 and December 31, 2017 (dollars in thousands):
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
December 31, 2018:
Financial Instruments – Assets:
Cash on hand and due from banks(1)	$3,371	$3,371	$3,371	$—	$—
Interest-earning deposits in other institutions(1)	12,836	12,836	12,836	—	—
Certificate of deposit(1)	249	249	249	—	—
Investment securities(2)	66,169	66,169		66,169	—
Equity Securities(3)	2,725	2,725	2,725
Mortgage-backed securities(2)	81,794	81,794	—	81,794	—
Federal Home Loan Bank stock(1)	7,827	7,827	7,827	—	—
Loans receivable(1)(4)	728,982	717,491	—	—	717,491
Bank-owned life insurance(1)	22,572	22,572	22,572	—	—
Accrued interest receivable(1)	2,823	2,823	2,823	—	—
Financial Instruments – Liabilities:
Demand, savings and club accounts(1)	$471,177	$471,177	$471,177	$—	$—
Certificate deposit accounts(1)	246,697	245,740	—	—	245,740
Federal Home Loan Bank short-term borrowings(1)	4,524	4,524	4,524	—	—
Federal Home Loan Bank advances(1)	104,963	104,345	—	—	104,345
Securities sold under agreements to repurchase(1)	2,137	2,137	2,137	—	—
Accrued interest payable(1)	1,154	1,154	1,154	—	—
December 31, 2017:
Financial Instruments – Assets:
Cash on hand and due from banks	$3,523	$3,523	$3,523	$—	$—
Interest-earning deposits in other institutions	12,742	12,742	12,742	—	—
Certificate of deposit	749	749	749	—	—
Investment securities	65,559	65,559	4,170	61,389	—
Mortgage-backed securities	67,630	67,630	—	67,630	—
Federal Home Loan Bank stock	9,468	9,468	9,468	—	—
Loans receivable	747,035	747,371	—	—	747,371
Bank-owned life insurance	22,040	22,040	22,040	—	—
Accrued interest receivable	2,657	2,657	2,657	—	—
Financial Instruments – Liabilities:
Demand, savings and club accounts	$482,902	$482,902	$482,902	$—	$—
Certificate deposit accounts	211,944	211,454	—	—	211,454
Federal Home Loan Bank short-term borrowings	27,021	27,021	27,021	—	—
Federal Home Loan Bank advances	107,652	107,223	—	—	107,223
Securities sold under agreements to repurchase	4,240	4,240	4,240	—	—
Accrued interest payable	993	993	993	—	—

(1)
The financial instrument is carried at amortized cost at December 31, 2018.

(2)
The financial instrument is carried at fair value through other comprehensive income at December 31, 2018.

(3)
The financial instrument is carried at fair value through net income at December 31, 2018.

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2018 and December 31, 2017

Note 15 — Fair Value of Assets and Liabilities – (continued)

(4)
In accordance with the prospective adoption of ASU 2016-01, the fair value of loans as of December 31, 2018 was measured using an exit price notion. The fair value of loans as of December 31, 2017 was measured using an entry price notion.

Note 16 — Parent Only Financial Information
Statement of Financial Condition (Dollars in thousands)	December 31
	2018	2017
Assets
Cash	$1,421	$980
Interest-earning deposits with other institutions	47	473
Cash and cash equivalents	1,468	1,453
Equity securities	1,022	2,451
Accrued interest receivable and other assets	1,047	1,208
Investment in subsidiary	134,451	128,904
Total Assets	$137,988	$134,016
Liabilities and Stockholders’ Equity
Accrued interest payable and other liabilities	$98	$44
Stockholders’ equity	137,890	133,972
Total Liabilities and Stockholders’ Equity	$137,988	$134,016

Statement of Operations (Dollars in thousands)	Years Ended December 31
	2018	2017
Income
Dividends from subsidiary	$2,000	$2,000
Interest income	62	60
Gain (loss) on sale of investments	394	(56)
Net equity securities fair value adjustment losses	(468)	—
Other income	—	1
Total Income	1,988	2,005
Operating expenses	259	499
Total Expense	259	499
Income before taxes	1,729	1,506
Credit for income taxes	(70)	(304)
Income before equity in undistributed net income of subsidiaries	1,799	1,810
Equity in undistributed income of Standard Bank	7,002	2,515
	$8,801	$4,325

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2018 and December 31, 2017

Note 16 — Parent Only Financial Information – (continued)

Statement of Cash Flows (Dollars in thousands)	Years Ended December 31
	2018	2017
Net income	$8,801	$4,325
Adjustments to reconcile net income to net cash provided by operating activities:
Net (gain) loss on sale of equity securities	(394)	56
Net equity securities fair value adjustment losses	468	—
Net change in other assets and liabilities	215	(103)
Equity in undistributed income of subsidiaries	(7,002)	(2,515)
Net cash provided by operating activities	2,088	1,763
Investing Activities:
Proceeds from sale of equtiy securities	1,900	601
Purchases of equity securities	(546)	(318)
Cash and cash equialents acquired	—	408
Capital contribution to subsidiaries	—	(57,672)
Net cash (used for) provided by investing activities	1,354	(56,981)
Financing activities:
Proceeds from exercise of stock options	648	311
Proceeds from stock issuance related to merger	—	57,672
Stock compensation expense	1	529
ESOP expense	440	403
Stock repurchases	(428)	(161)
Dividends paid	(4,088)	(3,312)
Net cash provided by (used for) financing activities	(3,427)	55,442
Net change in cash and cash equivalents	15	224
Cash and cash equivalents at the beginning of the year	1,453	1,229
Cash and cash equivalents at the end of the year	$1,468	$1,453

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2018 and December 31, 2017

Note 17 — Accumulated Other Comprehensive Income
The following tables present the significant amounts reclassified out of accumulated other comprehensive income and the changes in accumulated other comprehensive income by component for the years ended December 31, 2018 and December 31, 2017.
	Unrealized Gains on Available for Sale Securities	Unrecognized Pension Costs	Total
Balance as of December 31, 2016	$(32)	$(745)	$(777)
Other comprehensive income before reclassification	519	373	892
Amount reclassified from accumulated other comprehensive income	212	111	323
Total other comprehensive income	731	484	1,215
Reclassification of certain income tax effects from accumulated other comprehensive income	141	(51)	90
Balance as of December 31, 2017	$840	$(312)	$528
Other comprehensive income before reclassification	(1,540)	15	(1,525)
Amount reclassified from accumulated other comprehensive loss	13	56	69
Total other comprehensive (loss) income	(1,527)	71	(1,456)
Change in accounting principle for adoption of ASU 2016-01	(416)	—	(416)
Balance as of December 31, 2018	$(1,103)	$(241)	$(1,344)

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line on the Consolidated Statements of Income
December 31, 2018:
Unrealized losses on available for sale securities	$17	Net losses on sales of securities
	(4)	Income tax expense
	13	Net of tax
Amortization of defined benefit items: Actuarial loss	10	Other operating expenses
Distribution settlement	61	Other operating expenses
	(15)	Income tax expense
	56	Net of tax
Total reclassification for the period	$69	Net income
December 31, 2017:
Unrealized losses on available for sale securities	$323	Net losses on sales of securities
	(111)	Income tax expense
	212	Net of tax
Amortization of defined benefit items: Actuarial gains	96	Other operating expenses
Distribution settlement	72	Other operating expenses
	(57)	Income tax expense
	111	Net of tax
Total reclassification for the period	$323	Net income

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2018 and December 31, 2017

Note 18 — Revenue Recognition
Effective January 1, 2018, the Company adopted ASU No. 2014-09 Revenue from Contracts with Customers — Topic 606 and all subsequent ASUs that modified Topic 606. As stated in Note 1 Summary of Significant Accounting Policies, the Company elected to apply the standard utilizing the modified retrospective approach with a cumulative effect of adoption for the impact from uncompleted contracts at the date of adoption. However, the implementation of the new standard did not have a material impact on the measurement or recognition of revenue of prior periods; as such, a cumulative effect adjustment to opening retained earnings was not deemed necessary. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under Topic 605. Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain noninterest income streams such as loan servicing fees, gains on the sale of loans, earnings on bank-owned life insurance, and gains on the sale of investments are also not within the scope of the new guidance. As a result, no changes were made during the period related to these sources of revenue.
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
Investment Management Fees
Investment management fees include three basic components including brokerage commissions, trailers and advisory fees. Brokerage commissions are fees earned from the sale of annuities, stocks, bonds, mutual funds and insurance products and are recognized in the month following the settlement date, which is when the Company has satisfied its performance obligation (that is successful consummation of trade in a compliant manner) and is paid. The Company also receives periodic services fees (i.e. trailers) from mutual fund companies typically based on a percentage of market value and are paid quarterly. Advisory fees are earned over time and based on an annual percentage rate of the market value of the accounts. Advisory fees are charged to customer’s accounts, on a quarterly basis “in advance”, beginning in the first month of

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2018 and December 31, 2017

Note 18 — Revenue Recognition – (continued)

account opening and funding in accordance with a customer signed agreement. The first quarter’s pro-rated initial advisory fees are then paid to the Company the month after the account is opened and funded. Thereafter the first pro-rated quarter, the advisory fees are paid to the Company monthly with 1/3 of the quarterly fee being earned each month.
The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2018 and December 31, 2017.
	Year Ended December 31,
	2018	2017
Noninterest income
In scope of Topic 606:
Service charges on deposit accounts	$2,900	$2,510
Investment management fees	644	412
Noninterest income (in-scope of Topic 606)	3,544	2,922
Noninterest income (out-of-scope of Topic 606)	803	621
Total noninterest income	$4,347	$3,543

Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2018 and December 31, 2017, the Company did not have any significant contract balances.
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
Note 19 — Merger with Allegheny Valley Bancorp, Inc.
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

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2018 and December 31, 2017

Note 19 — Merger with Allegheny Valley Bancorp, Inc. – (continued)

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
The merger resulted in the acquisition of loans with and without evidence of credit quality deterioration. The fair value of the loan portfolio included separate adjustments to reflect a credit risk and marketability component and a yield component reflecting the differential between portfolio and market yields. Allegheny Valley loans were deemed impaired at the acquisition date if the Company did not expect to receive all contractually required payments at the acquisition date. At the acquisition date, the Company recorded $2.5 million of purchased credit impaired loans. These loans were reserved at 100% given the unlikelihood of collection of the principal and interest on the loans.
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

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2018 and December 31, 2017

Note 19 — Merger with Allegheny Valley Bancorp, Inc. – (continued)

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

Standard AVB Financial Corp.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2018 and December 31, 2017

Note 19 — Merger with Allegheny Valley Bancorp, Inc. – (continued)

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
The Company recorded goodwill and other intangibles associated with the merger totaling $21.3 million. Goodwill is not amortized, but is periodically evaluated for impairment. The Company did not recognize any impairment during the year ended December 31, 2018. The carrying amount of goodwill at December 31, 2018 related to the Allegheny Valley merger was $17.1 million, of which none is deductible for tax purposes.
Identifiable intangibles are amortized to their estimated residual values over the expected useful lives of such assets. The gross carrying amount of the core deposit intangible at December 31, 2018 was $2.5 million with $1.6 million of accumulated amortization as of that date.
As of December 31, 2018, the estimated future amortization expense for the core deposit intangible is (dollars in thousands):
2019	628
2020	472
2021	352
2022	325
2023	325
2024	325
2025	81
$2,508

ITEM 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A.   Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2018, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer, the President and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based on that evaluation, the Company’s management, including the Chief Executive Officer, the President and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2018.
Disclosure controls and procedures are the controls and other procedures that are designed to ensure that the information required to be disclosed by the Company in reports filed and submitted under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in reports filed under the Exchange Act is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
The Bank’s management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer, the President and the Executive Vice President and Chief Financial Officer, the Bank conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that the Bank’s system on internal control over financial reporting was effective and met the criteria of the “Internal Control — Integrated Framework (2013)” as of December 31, 2018. The effectiveness of the Bank’s internal control over financial reporting as of December 31, 2018 has been audited by S.R. Snodgrass, P.C., an independent registered public accounting firm, as stated in their attestation report which is included herein.
Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2018, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15-d15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
ITEM 9B.   Other Information
Not applicable.

PART III
ITEM 10.   Directors, Executive Officers and Corporate Governance
Information concerning directors and executive officers of the Company is incorporated herein by reference from the Company’s definitive Proxy Statement (the “Proxy Statement”), specifically the section captioned “Proposal 1 — Election of Directors.”
ITEM 11.   Executive Compensation
Information concerning executive compensation is incorporated herein by reference from the Company’s Proxy Statement, specifically the section captioned “Proposal 1 — Election of Directors.”
ITEM 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
               Matters
Information concerning security ownership of certain owners and management is incorporated herein by reference from the Company’s Proxy Statement, specifically the sections captioned “Voting Securities and Principal Holders Thereof” and “Proposal 1 — Election of Directors — Director Compensation” and “Summary Compensation Table”.
ITEM 13.   Certain Relationships and Related Transactions, and Director Independence
Information concerning relationships and transactions is incorporated herein by reference from the Company’s Proxy Statement, specifically the section captioned “Transactions with Certain Related Persons.”
ITEM 14.   Principal Accountant Fees and Services
Information concerning principal accountant fees and services is incorporated herein by reference from the Company’s Proxy Statement, specifically the section captioned “Proposal 2 — Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV
ITEM 15.   Exhibits and Financial Statement Schedules
(a)(1) Financial Statements
The following documents are filed as part of this Annual Report on Form 10-K.
(A)
Reports of Independent Registered Public Accounting Firm

(B)
Consolidated Statements of Financial Condition — at December 31, 2018 and 2017

(C)
Consolidated Statements of Income — Years ended December 31, 2018 and 2017

(D)
Consolidated Statements of Comprehensive Income — Years ended December 31, 2018 and 2017

(E)
Consolidated Statement of Changes in Stockholders’ Equity — Years ended December 31, 2018 and 2017

(F)
Consolidated Statements of Cash Flows — Years ended December 31, 2018 and 2017

(G)
Notes to Consolidated Financial Statements — Years ended December 31, 2018 and 2017

(a)(2) Financial Statement Schedules
None.
(a)(3) Exhibits
3.1	Articles of Incorporation of Standard AVB Financial Corp., as amended(1)
3.2	Bylaws of Standard AVB Financial Corp., as amended(2)
4	Form of Common Stock Certificate of Standard AVB Financial Corp.(3)
10.1	Employment Agreement by and between Timothy K. Zimmerman, Standard AVB Financial Corp. and Standard Bank, PaSB, effective January 25, 2018(4)
10.2	Employment Agreement by and between Andrew W. Hasley, Standard AVB Financial Corp. and Standard Bank, PaSB, effective January 25, 2018(4)
10.3	Employment Agreement by and between Susan A. Parente, Standard AVB Financial Corp. and Standard Bank, PaSB, effective January 25, 2018(4)
10.4	Non-Compete Agreement between Standard Bank, PaSB and David C. Mathews(5)
10.5	2012 Equity Incentive Plan(5)
10.6	Supplemental Executive Retirement Agreement by and between Standard Bank and Andrew W. Hasley
10.7	Supplemental Executive Retirement Agreement by and between Standard Bank and Timothy K. Zimmerman
21	Subsidiaries of Registrant
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document(6)
101.SCH	XBRL Taxonomy Extension Schema Document(6)
101.CAL	XBRL Taxonomy Calculation Linkbase Document(6)
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document(6)

101 LAB	XBRL Taxonomy Label Linkbase Document(6)
101.PRE	XBRL Taxonomy Presentation Linkbase Document(6)

(1)
Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K as filed with the Securities and Exchange Commission on April 12, 2017.

(2)
Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K as filed with the Securities and Exchange Commission on August 24, 2017.

(3)
Incorporated by reference to Exhibit 4 to the Company’s Annual Report on Form 10-K as filed on April 2, 2018.

(4)
Incorporated by reference to the Form 8-K of Standard AVB Financial Corp. (File No. 001-34893) filed with the Securities and Exchange Commission on January 26, 2018.

(5)
Incorporated by reference to the Registration Statement on Form S-4 of Standard AVB Financial Corp. (File No. 333-215069), originally filed with the Securities and Exchange Commission on December 13, 2016, as amended.

(6)
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
Signatures	Title	Date
/s/ Timothy K. Zimmerman Timothy K. Zimmerman	Chief Executive Officer and Director (Principal Executive Officer)	March 18, 2019
/s/ Andrew W. Hasley Andrew W. Hasley	President and Director (Principal Executive Officer)	March 18, 2019
/s/ Susan A. Parente Susan A. Parente	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 18, 2019
/s/ Terence L. Graft Terence L. Graft	Chairman of the Board	March 18, 2019
/s/ Gregory J. Saxton Gregory J. Saxton	Vice Chairman of the Board	March 18, 2019
/s/ William T. Ferri William T. Ferri	Director	March 18, 2019
/s/ Paul A. Iurlano Paul A. Iurlano	Director	March 18, 2019
/s/ John M. Lally John M. Lally	Director	March 18, 2019
/s/ Jennifer H. Lunden Jennifer H. Lunden	Director	March 18, 2019
/s/ David C. Mathews David C. Mathews	Director	March 18, 2019
/s/ Ronald J. Mock Ronald J. Mock	Director	March 18, 2019
/s/ Thomas J. Rennie Thomas J. Rennie	Director	March 18, 2019
/s/ Robert C. Thomasmeyer Robert C. Thomasmeyer	Director	March 18, 2019
/s/ Dale A. Walker Dale A. Walker	Director	March 18, 2019