Form 10-Q
period 2019-03-31
Standard AVB Financial Corp.
filed 2019-05-10
CIK 1492915

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES     ☐          NO   ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes     ☒          No  ☐

As of May 6, 2019, the registrant had 4,813,646 shares of common stock, $0.01 par value per share, outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	STND	The NASDAQ Stock Market, LLC

Standard AVB Financial Corp.

EXPLANATORY NOTE

The unaudited consolidated financial statements and other financial information contained in this quarterly report on Form 10-Q should be read in conjunction with the audited financial statements of Standard AVB Financial Corp. at and for the year ended December 31, 2018 contained in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 18, 2019.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Standard AVB Financial Corp.

Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)

	March 31,
	2019	December 31,
	(Unaudited)	2018
ASSETS
Cash on hand and due from banks	$3,201	$3,371
Interest-earning deposits in other institutions	31,500	12,836
Cash and Cash Equivalents	34,701	16,207

Investment securities available for sale, at fair value	66,848	66,169
Equity securities, at fair value	2,752	2,725
Mortgage-backed securities available for sale, at fair value	87,771	81,794
Certificate of deposit	249	249
Federal Home Loan Bank and other restricted stock, at cost	7,463	7,900
Loans receivable, net of allowance for loan losses of $4,375 and $4,414	724,605	728,982
Loans held for sale	198	-
Foreclosed real estate	531	486
Office properties and equipment, net	8,835	7,794
Bank-owned life insurance	22,703	22,572
Goodwill	25,836	25,836
Core deposit intangible	2,315	2,508
Accrued interest receivable and other assets	4,943	8,574

TOTAL ASSETS	$989,750	$971,796

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Demand, savings and club accounts	$496,515	$471,177
Certificate accounts	246,907	246,697

Total Deposits	743,422	717,874

Federal Home Loan Bank short-term borrowings	-	4,524
Long-term borrowings	98,148	104,963
Securities sold under agreements to repurchase	3,988	2,137
Advance deposits by borrowers for taxes and insurance	38	45
Accrued interest payable and other liabilities	4,010	4,363

TOTAL LIABILITIES	849,606	833,906

Stockholders' Equity
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value per share, 40,000,000 shares authorized, 4,822,646 and 4,812,991 shares outstanding, respectively	48	48
Additional paid-in-capital	75,663	75,571
Retained earnings	66,441	65,301
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,648)	(1,686)
Accumulated other comprehensive loss	(360)	(1,344)

TOTAL STOCKHOLDERS' EQUITY	140,144	137,890

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$989,750	$971,796

See accompanying notes to the consolidated financial statements.

Standard AVB Financial Corp.

Consolidated Statements of Income

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Interest and Dividend Income
Loans, including fees	$8,016	$7,916
Mortgage-backed securities	548	457
Investments:
Taxable	115	100
Tax-exempt	379	355
Federal Home Loan Bank and other restricted stock	174	160
Interest-earning deposits and federal funds sold	80	50
Total Interest and Dividend Income	9,312	9,038

Interest Expense
Deposits	1,593	974
Federal Home Loan Bank short-term borrowings	28	158
Long-term borrowings	536	497
Securities sold under agreements to repurchase	6	2
Total Interest Expense	2,163	1,631

Net Interest Income	7,149	7,407

Provision for Loan Losses	108	-

Net Interest Income after Provision for Loan Losses	7,041	7,407

Noninterest Income
Service charges	689	710
Earnings on bank-owned life insurance	131	131
Net losses on sales of securities	(7)	-
Net gains on sales of equities	-	40
Net equity securities fair value adjustment gains	27	50
Net loan sale gains	34	4
Investment management fees	202	132
Other income	62	15
Total Noninterest Income	1,138	1,082

Noninterest Expenses
Compensation and employee benefits	3,221	3,430
Data processing	177	154
Premises and occupancy costs	673	685
Automatic teller machine expense	137	129
Federal deposit insurance	68	81
Core deposit amortization	193	257
Other operating expenses	998	1,017
Total Noninterest Expenses	5,467	5,753

Income before Income Tax Expense	2,712	2,736

Income Tax Expense
Federal	357	476
State	186	100
Total Income Tax Expense	543	576

Net Income	$2,169	$2,160
Earnings Per Share:
Basic earnings per common share	$0.47	$0.47
Diluted earnings per common share	$0.46	$0.46

Cash dividends paid per common share	$0.22	$0.22
Basic weighted average shares outstanding	4,659,335	4,622,384
Diluted weighted average shares outstanding	4,765,175	4,738,280

See accompanying notes to the consolidated financial statements.

Standard AVB Financial Corp.

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018

Net Income	$2,169	$2,160

Other comprehensive income (loss):
Change in unrealized gain (loss) on securities available for sale	1,236	(2,460)
Tax effect	(260)	517
Reclassification adjustment for security losses realized in income	7	-
Tax effect	(1)	-
Change in pension obligation for defined benefit plan	2	3
Tax effect	-	(1)
Total other comprehensive income (loss)	984	(1,941)

Total Comprehensive Income	$3,153	$219

See accompanying notes to the consolidated financial statements.

Standard AVB Financial Corp.

Consolidated Statement of Changes in Stockholders' Equity

(Dollars in thousands, except per share data)

(Unaudited)

					Accumulated
		Additional		Unearned	Other	Total
	Common	Paid-In	Retained	ESOP	Comprehensive	Stockholders'
	Stock	Capital	Earnings	Shares	Loss	Equity
Balance, December 31, 2018	$48	$75,571	$65,301	$(1,686)	$(1,344)	$137,890
Net income	-	-	2,169	-	-	2,169
Other comprehensive income	-	-		-	984	984
Stock repurchases (5,557 shares)	-	(180)	-	-	-	(180)
Cash dividends ($0.22 per share)	-	-	(1,029)	-	-	(1,029)
Stock options exercised (10,665 shares)	-	189	-	-	-	189
Compensation expense on stock awards	-	13	-	-	-	13
Compensation expense on ESOP	-	70	-	38	-	108
Balance, March 31, 2019	$48	$75,663	$66,441	$(1,648)	$(360)	$140,144

Balance, December 31, 2017	$48	$75,063	$60,172	$(1,839)	$528	$133,972
Net income	-	-	2,160	-	-	2,160
Other comprehensive loss	-	-	-	-	(1,941)	(1,941)
Change in accounting principle ‘for adoption of ASU 2016-01	-	-	416	-	(416)	-
Stock repurchases (2,845 shares)	-	(86)	-	-	-	(86)
Cash dividends ($0.22 per share)	-	-	(1,059)	-	-	(1,059)
Stock options exercised (8,801 shares)	-	155	-	-	-	155
Compensation expense on ESOP	-	71	-	38	-	109
Balance, March 31, 2018	$48	$75,203	$61,689	$(1,801)	$(1,829)	$133,310

See accompanying notes to the consolidated financial statements.

Standard AVB Financial Corp.

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash Flows From Operating Activities
Net income	$2,169	$2,160
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	446	305
Provision for loan losses	108	-
Amortization of core deposit intangible	193	257
Net loss on sale of securities available for sale	7	-
Net gain on sale of equity securities	-	(40)
Origination of loans held for sale	(1,780)	(1,116)
Proceeds from sale of loans held for sale	1,814	1,120
Net equity securities fair value adjustment gains	(27)	(50)
Net loan sale gains	(34)	(4)
Compensation expense on ESOP	108	109
Compensation expense on stock awards	13	-
Deferred income taxes	743	635
Increase in accrued interest receivable	(181)	(70)
Earnings on bank-owned life insurance	(131)	(131)
Increase (decrease) in accrued interest payable	9	(47)
Other, net	1,989	890
Net Cash Provided by Operating Activities	5,446	4,018
Cash Flows Used In Investing Activities
Net decrease in loans	4,026	4,239
Purchases of investment securities	(3,221)	(2,556)
Purchases of equity securities	-	(387)
Purchases of mortgage-backed securities	(9,112)	(16,147)
Proceeds from maturities of certificates of deposits	-	250
Proceeds from maturities/principal repayments/calls of investment securities	35	30
Proceeds from maturities/principal repayments/calls of mortgage-backed securities	3,523	2,377
Proceeds from sales of investment securities	3,696	-
Proceeds from sales of equity securities	-	178
Purchase of Federal Home Loan Bank stock	(1,033)	(2,207)
Redemption of Federal Home Loan Bank stock	1,470	2,255
Net purchases of office properties and equipment	(203)	(93)
Net Cash Used in Investing Activities	(819)	(12,061)
Cash Flows From Financing Activities
Net increase (decrease) in demand, savings and club accounts	25,338	(2,378)
Net increase (decrease) in certificate accounts	210	(381)
Net increase in securities sold under agreements to repurchase	1,851	319
Repayments of Federal Home Loan Bank short-term borrowings	(57,961)	(84,500)
Proceeds from Federal Home Loan Bank short-term borrowing	53,437	80,362
Repayments of Federal Home Loan Bank advances	(7,879)	(6,356)
Proceeds from Federal Home Loan Bank advances	-	20,000
Lease liabilies payments	(102)	-
Net decrease in advance deposits by borrowers for taxes and insurance	(7)	(68)
Exercise of stock options	189	155
Dividends paid	(1,029)	(1,059)
Stock repurchases	(180)	(86)
Net Cash Provided by Financing Activities	13,867	6,008
Net Increase (Decrease) in Cash and Cash Equivalents	18,494	(2,035)
Cash and Cash Equivalents - Beginning	16,207	16,265

Cash and Cash Equivalents - Ending	$34,701	$14,230
Supplementary Cash Flows Information:
Interest paid	$2,154	$1,678
Income taxes paid	$273	$36
Investment security purchased not settled	$496	$-
Loans held for sale	$198	$-
Right-of-use asset	$(1,132)	$-
Lease liability	$1,158	$-
Prepaid lease payments	$(26)	$-

See accompanying notes to the consolidated financial statements.

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
March 31, 2019

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

The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles in the United States. All adjustments (consisting of normal recurring adjustments), which, in the opinion of management are necessary for a fair presentation of the financial statements and to make the financial statements not misleading have been included. The unaudited consolidated financial statements and other financial information contained in this quarterly report on Form 10-Q should be read in conjunction with the audited financial statements of Standard AVB Financial Corp. at and for the year ended December 31, 2018 contained in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission on March 18, 2019. The results for the three month period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or any future interim period. Certain amounts in the 2018 financial statements have been reclassified to conform to the 2019 presentation format. These reclassifications had no effect on stockholders’ equity or net income.

(3)	Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The following table sets forth the computation of basic and diluted EPS for the three months ended March 31, 2019 and March 31, 2018 (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2019	2018
Net income available to common stockholders	$2,169	$2,160

Basic EPS:
Weighted average shares outstanding	4,659,335	4,622,384
Basic EPS	$0.47	$0.47

Diluted EPS:
Weighted average shares outstanding	4,659,335	4,622,384
Dilutive effect of common stock equivalents	105,840	115,896
Total diluted weighted average shares outstanding	4,765,175	4,738,280
Diluted EPS	$0.46	$0.46

(4)	Recent Accounting Pronouncements

Accounting Standards Adopted in 2019

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet.  Additionally, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) – Targeted Improvements, which, among other things, provided an additional transition method that allows entities to not apply the guidance in ASU 2016-02 in the comparative periods presented in the financial statements and instead to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted ASU 2016-02 and its related amendments as of January 1, 2019, which resulted in the recognition of finance right-of-use assets and finance lease liabilities totaling $1.1 million and $1.2 million, respectively. The Company elected to adopt the transition relief provisions from ASU 2018-11 and recorded the impact of adoption as of January 1, 2019, without restating any prior-year amounts or disclosures. Additional lease disclosures can be found in Note 10 contained herein. There was no cumulative effect adjustment to the opening balance of retained earnings required.

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
March 31, 2019

(4)	Recent Accounting Pronouncements (Continued)

Accounting Standards Pending Adoption

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, which amended the effective date of ASU 2016-13 for entities other than public business entities. The ASU also clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Rather, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements. The Company has been working with a third party to evaluate the various CECL methodologies and decided to utilize the vintage method. The Company is continuing to work through implementation of that method and determine what impact it will have on the consolidated financial statements.

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

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
March 31, 2019

(4)	Recent Accounting Pronouncements (Continued)

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

In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842): Codification Improvements, which addressed issues lessors sometimes encounter. Specifically addressed in this Update were issues related to 1) determining the fair value of the underlying asset by the lessor that are not manufacturers or dealers (generally financial institutions and captive finance companies), and 2) lessors that are depository and lending institutions should classify principal and payments received under sales-type and direct financing leases within investing activities in the cash flow statement. The ASU also exempts both lessees and lessors from having to provide the interim disclosures required by ASC 250-10-50-3 in the fiscal year in which a company adopts the new leases standard. The amendments addressing the two lessor accounting issues are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all other entities, the effective date is for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. This Update is not expected to have a significant impact on the Company’s financial statements.

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which affects a variety of topics in the Codification and applies to all reporting entities within the scope of the affected accounting guidance. This Update is not expected to have a significant impact on the Company’s financial statements.

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
March 31, 2019

(5)	Investment Securities

Investment securities available for sale at March 31, 2019 and December 31, 2018 are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2019:
U.S. government and agency obligations due:
Beyond 1 year but within 5 years	$7,435	$1	(48)	$7,388
Beyond 5 year but within 10 years	942	3	-	945
Corporate bonds due:
Within 1 year	1,755	-	(7)	1,748
Beyond 1 year but within 5 years	1,474	22	-	1,496
Beyond 5 years but within 10 years	996	26	-	1,022
Municipal obligations due:
Beyond 1 year but within 5 years	5,215	296	-	5,511
Beyond 5 years but within 10 years	20,123	327	(1)	20,449
Beyond 10 years	28,184	216	(111)	28,289

	$66,124	$891	$(167)	$66,848

December 31, 2018:
U.S. government and agency obligations due:
Beyond 1 year but within 5 years	$7,428	$-	$(81)	$7,347
Beyond 5 year but within 10 years	940	-	(17)	923
Corporate bonds due:
Within 1 year	1,758	-	(15)	1,743
Beyond 1 year but within 5 years	1,472	2	(10)	1,464
Beyond 5 years but within 10 years	996	-	(2)	994
Municipal obligations due:
Beyond 1 year but within 5 years	6,658	298	-	6,956
Beyond 5 years but within 10 years	22,384	132	(81)	22,435
Beyond 10 years	24,504	82	(279)	24,307

	$66,140	$514	$(485)	$66,169

For the three months ended March 31, 2019, losses on sales of investment securities were $7,000 and proceeds from such sales were $3.7 million. There were no sales of investment securities for the three months ended March 31, 2018.

Investment securities with a carrying value of $11.6 million were pledged to secure repurchase agreements and public funds accounts at both March 31, 2019 and December 31, 2018.

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
March 31, 2019

(5)	Investment Securities (Continued)

The following table shows the fair value and gross unrealized losses on investment securities and the length of time that the securities have been in a continuous unrealized loss position at March 31, 2019 and December 31, 2018 (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2019:
U.S. government and agency obligations	$-	$-	$6,897	$(48)	$6,897	$(48)
Corporate bonds	-	-	1,748	(7)	1,748	(7)
Municipal obligations	950	(1)	7,332	(111)	8,282	(112)

Total	$950	$(1)	$15,977	$(166)	$16,927	$(167)

December 31, 2018:
U.S. government and agency obligations	$-	$-	$8,270	$(98)	$8,270	$(98)
Corporate bonds	1,490	(12)	1,743	(15)	3,233	(27)
Municipal obligations	10,049	(55)	11,730	(305)	21,779	(360)

Total	$11,539	$(67)	$21,743	$(418)	$33,282	$(485)

At March 31, 2019, the Company held 20 investment securities in an unrealized loss position. The decline in the fair value of these securities resulted primarily from interest rate fluctuations. The Company does not intend to sell these securities nor is it more likely than not that the Company would be required to sell these securities before their anticipated recovery. Additionally, the Company believes the collection of the investment principal and related interest is probable. Based on the above, the Company considers all of the unrealized losses to be temporary impairment losses.

(6)	Equity Securities

The following table presents the net gains and losses on equity investments recognized in earnings during the three months ended March 31, 2019 and March 31, 2018, and the portion of unrealized gains and losses for those periods that relate to equity investments held (dollars in thousands):

	Three Months Ended March 31,
	2019	2018
Net equity securities fair value adjustment gains	$27	$50
Net gains realized on the sale of equity securities during the period	-	40
Gains recognized on equity securities during the period	$27	$90

There were no sales of equity securities for the three months ended March 31, 2019. During the three months ended March 31, 2018, gains on sales of equity securities were $40,000 and proceeds from such sales were $178,000.

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
March 31, 2019

(7)	Mortgage-Backed Securities

Mortgage-backed securities available for sale at March 31, 2019 and December 31, 2018 are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2019:
Government pass-throughs:
Ginnie Mae	$19,618	$23	$(231)	$19,410
Fannie Mae	20,107	47	(164)	19,990
Freddie Mac	12,291	12	(110)	12,193
Private pass-throughs	23,819	-	(308)	23,511
Collateralized mortgage obligations	12,813	4	(150)	12,667

	$88,648	$86	$(963)	$87,771

December 31, 2018:
Government pass-throughs:
Ginnie Mae	$19,213	$1	$(324)	$18,890
Fannie Mae	13,952	7	(339)	13,620
Freddie Mac	12,662	-	(252)	12,410
Private pass-throughs	25,064	-	(349)	24,715
Collateralized mortgage obligations	12,328	11	(180)	12,159

	$83,219	$19	$(1,444)	$81,794

Private pass-throughs include Small Business Administration (SBA) securities that are each an aggregation of SBA guaranteed portions of loans made by SBA lenders under section 7(a) of the Small Business Act. The guaranty is backed by the full faith and credit of the United States.

There were no sales of mortgage-backed securities for the three months ended March 31, 2019 and March 31, 2018, respectively.

The amortized cost and fair value of mortgage-backed securities at March 31, 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to repay obligations with or without prepayment penalties (dollars in thousands):

	Amortized Cost	Fair Value
Due after one year through five years	$817	$817
Due after five years through ten years	6,250	6,233
Due after ten years	81,581	80,721
Total Mortgage-Backed Securities	$88,648	$87,771

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
March 31, 2019

(7)	Mortgage-Backed Securities (Continued)

The following table shows the fair value and gross unrealized losses on mortgage-backed securities and the length of time that the securities have been in a continuous unrealized loss position at March 31, 2019 and December 31, 2018 (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2019:
Government pass-throughs:
Ginnie Mae	$-	$-	$14,367	(231)	$14,367	$(231)
Fannie Mae	-	-	10,736	(164)	10,736	(164)
Freddie Mac	-	-	8,660	(110)	8,660	(110)
Private pass-throughs	2,085	(19)	20,613	(289)	22,698	(308)
Collateralized mortgage obligations	1,884	(11)	8,005	(139)	9,889	(150)

Total	$3,969	$(30)	$62,381	$(933)	$66,350	$(963)

December 31, 2018:
Government pass-throughs:
Ginnie Mae	$4,850	$(26)	$13,794	$(298)	$18,644	$(324)
Fannie Mae	403	(2)	12,152	(337)	12,555	(339)
Freddie Mac	680	(24)	11,699	(228)	12,379	(252)
Private pass-throughs	14,436	(134)	9,359	(215)	23,795	(349)
Collateralized mortgage obligations	4,091	(40)	6,048	(140)	10,139	(180)

Total	$24,460	$(226)	$53,052	$(1,218)	$77,512	$(1,444)

At March 31, 2019, the Company held 61 mortgage-backed securities in an unrealized loss position. The decline in the fair value of these securities resulted primarily from interest rate fluctuations. The Company does not intend to sell these securities nor is it more likely than not that the Company would be required to sell these securities before their anticipated recovery. Additionally, the Company believes the collection of the investment principal and related interest is probable. Based on the above, the Company considers all of the unrealized loss to be temporary impairment loss.

Mortgage-backed securities with a carrying value of $10.3 million and $10.4 million were pledged to secure repurchase agreements and public funds accounts at March 31, 2019 and December 31, 2018, respectively.

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
March 31, 2019

(8)	Loans Receivable and Related Allowance for Loan Losses

The following table summarizes the primary segments of the loan portfolio, and the related allowance for loan losses, as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	Real Estate Loans
	One-to-four-		Home
	family	Commercial	Equity Loans
	Residential and	Real	and Lines	Commercial	Other
	Construction	Estate	of Credit	Business	Loans	Total
March 31, 2019:
Collectively evaluated for impairment	$252,071	$308,999	$120,129	$47,274	$507	$728,980
Individually evaluated for impairment	-	-	-	-	-	-
Total loans before allowance for loan losses	$252,071	$308,999	$120,129	$47,274	$507	$728,980

December 31, 2018:
Collectively evaluated for impairment	$253,913	$308,775	$123,373	$46,196	$1,139	$733,396
Individually evaluated for impairment	-	-	-	-	-	-
Total loans before allowance for loan losses	$253,913	$308,775	$123,373	$46,196	$1,139	$733,396

Total loans at March 31, 2019 and December 31, 2018 were net of deferred loan fees of $247,000 and $226,000 respectively. The Company’s primary business activity is with customers located within its local trade area. Although the Company has a diversified loan portfolio, loans outstanding to individuals and businesses are dependent upon the local economic conditions in its immediate trade area.

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

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
March 31, 2019

(8)	Loans Receivable and Related Allowance for Loan Losses (Continued)

Management evaluates individual loans in all of the commercial segments for possible impairment if the relationship is greater than $200,000, and the loan is in nonaccrual status, risk-rated Substandard or Doubtful, greater than 90 days past due or represents a troubled debt restructuring (“TDR”). Loans are considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The definition of “impaired loans” is not the same as the definition of “nonaccrual loans,” although the two categories overlap. The Company may choose to place a loan on nonaccrual status due to payment delinquency or uncertain collectability, while not classifying the loan as impaired if the loan is not a commercial business or commercial real estate loan. Factors considered by management in evaluating impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. The Company does not separately evaluate individual consumer and residential mortgage loans for impairment, unless such loan is part of a larger relationship that is impaired, has a classified risk rating, or is a TDR.

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

Consistent with accounting and regulatory guidance, the Company recognizes a TDR when the Bank, for economic or legal reasons related to a borrower's financial difficulties, grants a concession to the borrower that would not normally be considered. Regardless of the form of concession granted, the Company's objective in offering a TDR is to increase the probability of repayment of the borrower's loan. To be considered a TDR, the borrower must be experiencing financial difficulties and the Company, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that would not otherwise be considered. The Company did not modify any loans as TDRs during the three month periods ended March 31, 2019 or 2018 nor did it have any TDRs within the preceding year where a concession had been made that then defaulted during the three month periods ending March 31, 2019 or 2018.

There were no impaired loans at March 31, 2019 or December 31, 2018. The following table presents the average recorded investment in impaired loans and related interest income recognized for the three months ended March 31, 2019 and March 31, 2018 (dollars in thousands):

	For the Three Months Ended March 31,
	2019	2018
Average investment in impaired loans:
Commercial real estate	$-	$295
	$-	$295

Interest income recognized on impaired loans	$-	$-

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
March 31, 2019

(8)	Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents the classes of the loan portfolio summarized by the aggregate Pass rating and the criticized ratings of Special Mention, Substandard and Doubtful within the Company’s internal risk rating system as of March 31, 2019 and December 31, 2018 (dollars in thousands):

		Special
	Pass	Mention	Substandard	Doubtful	Total
March 31, 2019:
Real estate loans:
One-to-four-family residential and construction	$250,464	$-	$1,607	$-	$252,071
Commercial real estate	306,559	1,784	656	-	308,999
Home equity loans and lines of credit	119,816	60	253	-	120,129
Commercial business loans	46,992	226	56	-	47,274
Other loans	497	-	10	-	507
Total	$724,328	$2,070	$2,582	$-	$728,980

December 31, 2018:
Real estate loans:
One-to-four-family residential and construction	$252,186	$-	$1,727	$-	$253,913
Commercial real estate	303,161	4,851	763	-	308,775
Home equity loans and lines of credit	123,053	62	258	-	123,373
Commercial business loans	45,902	232	62	-	46,196
Other loans	1,120	-	19	-	1,139
Total	$725,422	$5,145	$2,829	$-	$733,396

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due based on the loans’ contractual due dates. Management considers nonperforming loans to be those loans that are past due 90 days or more and are still accruing as well as all nonaccrual loans. At March 31 2019, there were 11 loans on non-accrual status that were less than 90 days past due totaling $1.2 million. The following table presents the segments of the loan portfolio summarized by the past due status of the loans still accruing and nonaccrual loans as of March 31, 2019 and December 31, 2018 (dollars in thousands):

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
March 31, 2019

(8)	Loans Receivable and Related Allowance for Loan Losses (Continued)

		30-59 Days	60-89 Days		90 Days Past	Total
	Current	Past Due	Past Due	Non-Accrual	Due & Accruing	Loans
March 31, 2019:
Real estate loans:
One-to-four-family residential and construction	$249,086	$1,379	$-	$1,606	$-	$252,071
Commercial real estate	307,954	469	-	576	-	308,999
Home equity loans and lines of credit	119,573	264	39	253	-	120,129
Commercial business loans	47,171	47	-	56	-	47,274
Other loans	490	4	3	10	-	507
Total	$724,274	$2,163	$42	$2,501	$-	$728,980

December 31, 2018:
Real estate loans:
One-to-four-family residential and construction	$250,691	$1,341	$154	$1,727	$-	$253,913
Commercial real estate	307,740	374	-	661	-	308,775
Home equity loans and lines of credit	122,929	163	23	258	-	123,373
Commercial business loans	45,434	690	10	62	-	46,196
Other loans	1,111	3	3	19	3	1,139
Total	$727,905	$2,571	$190	$2,727	$3	$733,396

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

Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the ALL. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the ALL. Management utilizes an internally developed spreadsheet to track and apply the various components of the allowance. During the three months ended March 31, 2019, there was an increase in the provision for the Commercial Real Estate, Commercial Business and Other loan classes. The increase for the Commercial Real Estate loan class was primarily due to charge-offs incurred during the period as well as growth in the loan balances included in the allowance calculation for that loan class. The increase for the Commercial Business loan class was the result of both an increase in the loan balances included in the allowance calculation for that loan class as well as an increase in the qualitative factors for the period. The Other loan class increased primarily due to the charge-offs incurred during the period. The provision for One-to-four family Residential and Construction and Home Equity Loans and Lines of credit loan classes decreased primarily as a result of fluctuations in the qualitative factors as well as decreases in the loan balances included in the allowance calculation for those loan classes during the period. The following tables summarize the activity in the primary segments of the ALL for the three months ended March 31, 2019 and March 31, 2018 as well as the allowance required for loans individually and collectively evaluated for impairment as of March 31, 2019 and December 31, 2018 (dollars in thousands):

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
March 31, 2019

(8)	Loans Receivable and Related Allowance for Loan Losses (Continued)

	Real Estate Loans
	One-to-four-		Home
	family	Commercial	Equity Loans
	Residential and	Real	and Lines	Commercial	Other
	Construction	Estate	of Credit	Business	Loans	Total
Three Months Ended:
Balance December 31, 2018	$1,051	$2,761	$312	$286	$4	$4,414
Charge-offs	-	(121)	-	-	(27)	(148)
Recoveries	-	-	1	-	-	1
Provision	(191)	114	(15)	175	25	108
Balance March 31, 2019	$860	$2,754	$298	$461	$2	$4,375

Balance at December 31, 2017	$1,384	$2,003	$400	$333	$7	$4,127
Charge-offs	-	-	-	(9)	(2)	(11)
Recoveries	69	-	-	-	-	69
Provision	(54)	119	(10)	(54)	(1)	-
Balance at March 31, 2018	$1,399	$2,122	$390	$270	$4	$4,185

	Real Estate Loans
	One-to-four-		Home
	family	Commercial	Equity Loans
	Residential and	Real	and Lines	Commercial	Other
	Construction	Estate	of Credit	Business	Loans	Total
Evaluated for Impairment:
Individually	$-	$-	$-	$-	$-	$-
Collectively	860	2,754	298	461	2	4,375
Balance at March 31, 2019	$860	$2,754	$298	$461	$2	$4,375

Evaluated for Impairment:
Individually	$-	$-	$-	$-	$-	$-
Collectively	1,051	2,761	312	286	4	4,414
Balance at December 31, 2018	$1,051	$2,761	$312	$286	$4	$4,414

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

Foreclosed assets acquired in the settlement of loans are carried at fair value less estimated costs to sell and are included in foreclosed real estate on the Consolidated Statement of Financial Condition. As of March 31, 2019 and December 31, 2018, foreclosed real estate totaled $531,000 and $486,000, respectively. As of March 31, 2019, the $531,000 included two residential properties and two commercial real estate properties. As of March 31, 2019, the Company had initiated formal foreclosure procedures on $362,000 of loans, consisting of $194,000 in commercial real estate loans, $97,000 in one-to-four family residential loans and $70,000 in home equity loans.

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
March 31, 2019

(10)	Leases

The Company currently has four financing lease agreements for branch offices. In conjunction with the implementation of ASU 2016-02, the Company recognized right-of-use assets totaling $1.1 million and lease liabilities totaling $1.2 million related to those financing leases. One of the leases includes an option to extend which was recognized as part of the Company’s right-of-use asset and corresponding lease liability for that property because the Company believes that it is more likely than not to exercise the extension option.

The right-of-use assets are included with office properties and equipment while lease liabilities are included in long-term borrowings on the March 31, 2019 Consolidated Statements of Financial Condition. Amortization of right-of-use assets is included in premises and occupancy costs while interest expense on the lease liabilities is included in the interest expense on long-term borrowings on the Consolidated Statements of Income. The following table presents the financing lease costs during the three months ended March 31, 2019 (dollars in thousands):

Quarter Ended
March 31, 2019
Financing lease costs
Amortization of right-of-use asset	$94
Interest expense	8
Total financing lease costs	$102

The discount rates utilized to determine the interest expense portion of the lease liability were obtained by utilizing FHLB advance rates for a similar term borrowings as of January 1, 2019. The following table presents the weighted-average remaining term and discount rates for financing leases outstanding as of March 31, 2019:

Financing
Weighted-average term (years)	4.7
Weighted-average discount rate	2.81%

The following table presents the undiscounted cash flows due related to financing leases as of March 31, 2019, along with a reconciliation to the discounted amount recorded on the March 31, 2019 Consolidated Statements of Financial Condition (dollars in thousands):

Financing
Undiscounted cash flows due within:
2019	$305
2020	292
2021	124
2022	102
2023	102
2024 and thereafter	212
Total undiscounted cash flows	1,137

Impact of present value discount	(73)

Amount reported on balance sheet	$1,064

(11)	Stock Based Compensation

The Company currently has two stock plans that allow for the issuance of stock based compensation, the Allegheny Valley Bancorp, Inc. 2011 Stock Incentive Plan (the “2011 Plan”) and the Standard Financial Corp. 2012 Equity Incentive Plan (the “2012 Plan”). On February 26, 2019, 1,820 shares of restricted stock were awarded to directors out of the 2011 Plan. The awards vest on December 31, 2019 and the related compensation expense is being recognized straight line over the 11 month vesting period. On March 12, 2019, 2,727 shares of restricted stock were awarded to employees out of the 2011 Plan. The awards vest over 34 months and the related compensation expense is being recognized straight line over the vesting period. At March 31, 2019, there were 72,588 and 101,144 shares available to be issued under the 2011 Plan and the 2012 Plan, respectively.

For each of the three months ended March 31, 2019 and March 31, 2018, there was no recorded compensation expense on the options. As of March 31, 2019, all outstanding options were fully vested and there was no unrecognized compensation cost.

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
March 31, 2019

(11)	Stock Based Compensation (Continued)

The following table summarizes transactions regarding the options under the Plans:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2018	266,695	$17.12	3.32
Granted	-	-
Exercised	(10,665)	17.75
Forfeited	-	-
Outstanding at March 31, 2019	256,030	$17.09	3.17
Exercisable at March 31, 2019	256,030	$17.09

For the three months ended March 31, 2019, there was $13,000 of compensation expense recorded on restricted stock grants. For the three months ended March 31, 2018, there was no recorded compensation expense on restricted stock. As of March 31, 2019, there was $68,000 of unrecognized compensation expense that will be recognized over the remaining vesting periods.

The following table summarizes transactions regarding the restricted stock under the Plans:

	Number of Restricted Shares	Weighted Average Grant Date Price Per Share
Non-vested shares at December 31, 2018	250	$31.10
Granted	4,547	29.13
Vested	-	-
Forfeited	-	-
Non-vested shares at March 31, 2019	4,797	$29.24

(12)	Employee Stock Ownership Plan

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

Compensation expense is equal to the fair value of the shares committed to be released and unallocated ESOP shares are excluded from outstanding shares for purposes of computing earnings per share. Compensation expense related to the ESOP of $108,000 and $109,000 was recognized during the three months ended March 31, 2019 and 2018, respectively. Dividends on unallocated shares are not treated as ordinary dividends and are instead used to repay the ESOP loan and recorded as compensation expense.

As of March 31, 2019, the ESOP held a total of 254,610 released shares of the Company’s stock. Of the 254,610 shares, there were 159,003 unallocated as of March 31, 2019 with a fair market value of $4.3 million.

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
March 31, 2019

(13)	Pension Information

The Company sponsors a pension plan which is a noncontributory defined benefit retirement plan. Effective August 1, 2005, the annual benefit provided to employees under this defined benefit pension plan was frozen by the Bank. Freezing the plan eliminated all future benefit accruals; however, the accrued benefit as of August 1, 2005 remained.

The net periodic pension cost for the three months ended March 31, 2019 and March 31, 2018 are as follows (dollars in thousands):

	Three Months Ended March 31,
	2019	2018

Interest Cost	$31	$33
Expected return on plan assets	(32)	(41)
Amortization of net loss	2	3
Net periodic pension cost	$1	$(5)

(14)	Fair Value of Assets and Liabilities

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

Assets Measured at Fair Value on a Recurring Basis

Investment, Mortgage-Backed and Equity Securities

Fair values of investment and mortgage-backed securities were primarily measured using information from a third-party pricing service.  This service provides pricing information by utilizing evaluated pricing models supported with market data information.  Standard inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data from market research publications.  Level 1 securities are comprised of equity securities.  As quoted prices were available, unadjusted, for identical securities in active markets, these securities were classified as Level 1 measurements.  Level 2 securities were primarily comprised of debt securities issued by government agencies, states and municipalities, corporations, as well as mortgage-backed securities issued by government agencies.  Fair values were estimated primarily by obtaining quoted prices for similar assets in active markets or through the use of pricing models.  In cases where there may be limited or less transparent information provided by the Company’s third-party pricing service, fair value may be estimated by the use of secondary pricing services or through the use of non-binding third-party broker quotes.

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
March 31, 2019

(14) Fair Value of Assets and Liabilities (Continued)

On a quarterly basis, management reviews the pricing information received from the Company’s third-party pricing service.  This review process includes a comparison to non-binding third-party broker quotes, as well as a review of market-related conditions impacting the information provided by the Company’s third-party pricing service.  Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume or frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs.  As of March 31, 2019 and December 31, 2018, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.  On a quarterly basis, management also reviews a sample of securities priced by the Company’s third-party pricing service to review significant assumptions and valuation methodologies used.  Based on this review, management determines whether the current placement of the security in the fair value hierarchy is appropriate or whether transfers may be warranted.

The following table presents the assets measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 by level within the fair value hierarchy (dollars in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2019:
Investment securities available for sale:
U.S. government and agency obligations	$-	$8,333	$-	$8,333
Corporate bonds	-	4,266	-	4,266
Municipal obligations	-	54,249	-	54,249
Total investment securities available for sale	-	66,848	-	66,848
Equity securities	2,752	-	-	2,752
Mortgage-backed securities available for sale	-	87,771	-	87,771

Total recurring fair value measurements	$2,752	$154,619	$-	$157,371

December 31, 2018:
Investment securities available for sale:
U.S. government and agency obligations	$-	$8,270	$-	$8,270
Corporate bonds	-	4,201	-	4,201
Municipal obligations	-	53,698	-	53,698
Total investment securities available for sale	-	66,169	-	66,169
Equity securities	2,725	-	-	2,725
Mortgage-backed securities available for sale	-	81,794	-	81,794

Total recurring fair value measurements	$2,725	$147,963	$-	$150,688

Assets Measured at Fair Value on a Nonrecurring Basis

The following table presents the assets measured at fair value on a nonrecurring basis as of March 31, 2019 and December 31, 2018 by level within the fair value hierarchy (dollars in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2019:
Foreclosed real estate	$-	$-	$531	$531
Total nonrecurring fair value measurements	$-	$-	$531	$531

December 31, 2018:
Foreclosed real estate	$-	$-	$486	$486
Total nonrecurring fair value measurements	$-	$-	$486	$486

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
March 31, 2019

(14)	Fair Value of Assets and Liabilities (continued)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Company uses level 3 inputs to determine fair value (dollars in thousands):

			Quantitative Information about Level 3 Fair Value Measurements
	March 31,	December 31,	Valuation	Unobservable
	2019	2018	Techniques	Input	Range
Foreclosed real estate	$531	$486	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 30%
			Liquidation expenses (2)		0% to 15%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
March 31, 2019

(14)	Fair Value of Assets and Liabilities (Continued)

The following table presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
March 31, 2019:
Financial Instruments - Assets:
Cash on hand and due from banks (1)	$3,201	$3,201	$3,201	$-	$-
Interest-earning deposits in other institutions (1)	31,500	31,500	31,500	-	-
Investment securities (2)	66,848	66,848	-	66,848	-
Equity Securities (3)	2,752	2,752	2,752	-	-
Mortgage-backed securities (2)	87,771	87,771	-	87,771	-
Certificate of deposit (1)	249	249	249	-	-
Federal Home Loan Bank and other restricted stocks (1)	7,463	7,463	7,463	-	-
Loans receivable (1) (4)	724,605	724,301	-	-	724,301
Bank-owned life insurance (1)	22,703	22,703	22,703	-	-
Accrued interest receivable (1)	3,004	3,004	3,004	-	-
Financial Instruments - Liabilities:
Demand, savings and club accounts (1)	$496,515	$496,515	$496,515	$-	$-
Certificate deposit accounts (1)	246,907	247,322	-	-	247,322
Long-term borrowings (1)	98,148	98,058	-	-	98,058
Securities sold under agreements to repurchase (1)	3,988	3,988	3,988	-	-
Accrued interest payable (1)	1,163	1,163	1,163	-	-

December 31, 2018:
Financial Instruments - Assets:
Cash on hand and due from banks (1)	$3,371	$3,371	$3,371	$-	$-
Interest-earning deposits in other institutions (1)	12,836	$12,836	12,836	-	-
Investment securities (2)	66,169	$66,169	-	66,169	-
Equity Securities (3)	2,725	$2,725	2,725	-
Mortgage-backed securities (2)	81,794	$81,794	-	81,794	-
Certificate of deposit (1)	249	$249	249	-	-
Federal Home Loan Bank and other restricted stocks (1)	7,900	$7,900	7,900	-	-
Loans receivable (1) (4)	728,982	717,491	-	-	717,491
Bank-owned life insurance (1)	22,572	$22,572	22,572	-	-
Accrued interest receivable (1)	2,823	$2,823	2,823	-	-
Financial Instruments - Liabilities:					-
Demand, savings and club accounts (1)	$471,177	$471,177	$471,177	$-	$-
Certificate deposit accounts (1)	246,697	245,740	-	-	245,740
Federal Home Loan Bank short-term borrowings (1)	4,524	4,524	4,524	-	-
Federal Home Loan Bank advances (1)	104,963	104,345	-	-	104,345
Securities sold under agreements to repurchase (1)	2,137	$2,137	2,137	-	-
Accrued interest payable (1)	1,154	$1,154	1,154	-	-

(1) The financial instrument is carried at amortized cost.

(2) The financial instrument is carried at fair value through other comprehensive income.

(3) The financial instrument is carried at fair value through net income.

(4) In accordance with the adoption of ASU 2016-01, the fair value of loans was measured using an exit price notion.

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
March 31, 2019

(15)	Accumulated Other Comprehensive (Loss) Income

The following tables present the significant amounts reclassified out of accumulated other comprehensive income (loss) and the changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2019 and March 31, 2018 (dollars in thousands):

	Unrealized Gains (Losses)	Unrecognized
	on Available for Sale	Pension
	Securities	Costs	Total
Balance as of December 31, 2018	$(1,103)	$(241)	$(1,344)

Other comprehensive income before reclassification	976	-	976
Amount reclassified from accumulated other comprehensive loss	6	2	8
Total other comprehensive income	982	2	984

Balance as of March 31, 2019	$(121)	$(239)	$(360)

Amount Reclassified
	from Accumulated	Affected Line on
	Other Comprehensive	the Consolidated
	Income (Loss)	Statements of Income
Three months ended March 31, 2019:
Unrealized losses on available for sale securities	$7	Net loss on sales of securities
	(1)	Income tax expense
	$6	Net of tax

Amortization of defined benefit items: Actuarial loss	$2	Other operating expenses
	-	Income tax expense
	$2	Net of tax
Total reclassification for the period	$8	Net income

	Unrealized Gains (Losses)	Unrecognized
	on Available for Sale	Pension
	Securities	Costs	Total
Balance as of December 31, 2017	$840	$(312)	$528

Other comprehensive loss before reclassification	(1,943)	-	(1,943)
Amount reclassified from accumulated other comprehensive income	-	2	2
Total other comprehensive (loss) income	(1,943)	2	(1,941)

Change in accounting principle for adoption of ASU 2016-01	(416)	-	(416)

Balance as of March 31, 2018	$(1,519)	$(310)	$(1,829)

Amount Reclassified
	from Accumulated	Affected Line on
	Other Comprehensive	the Consolidated
	Income (Loss)	Statements of Income
Three months ended March 31, 2018:
Amortization of defined benefit items: Actuarial gains	$3	Other operating expenses
	(1)	Income tax expense
	$2	Net of tax
Total reclassification for the period	$2	Net income

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
March 31, 2019

(16)	Revenue Recognition

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2019 and March 31, 2018.

	Three Months Ended March 31,
	2019	2018
Noninterest income
In scope of Topic 606:
Service charges on deposit accounts	$672	$692
Investment management fees	202	132
Noninterest income (in-scope of Topic 606)	874	824
Noninterest income (out-of-scope of Topic 606)	264	258
Total noninterest income	$1,138	$1,082

(17)	Goodwill and Other Intangibles

The Company has recorded goodwill associated with mergers totaling $25.8 million. Goodwill is not amortized, but is periodically evaluated for impairment. The Company did not recognize any impairment during the three months ended March 31, 2019 or March 31, 2018.

Identifiable intangibles are amortized to their estimated residual values over the expected useful lives of such assets. The balance of the core deposit intangible at March 31, 2019 was $2.3 million net of $1.8 million of accumulated amortization as of that date.

As of March, 2019, the remaining current year and estimated future amortization expense for the core deposit intangible is (dollars in thousands):

2019	435
2020	472
2021	352
2022	325
2023	325
2024	325
2025	81

$2,315

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides further detail to the financial condition and results of operations of the Company. This section should be read in conjunction with the Notes to Consolidated Financial Statements (Unaudited) presented elsewhere in this report.

The Company’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of March 31, 2019 have remained unchanged from the disclosures presented in the Company’s audited financial statements for the year ended December 31, 2018 contained in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission on March 18, 2019.

Standard AVB Financial Corp. is a Maryland corporation that provides a wide array of retail and commercial financial products and services to individuals, families and businesses through 17 banking offices located in the Pennsylvania counties of Allegheny, Westmoreland and Bedford and Allegany County, Maryland through its wholly-owned subsidiary Standard Bank.

Comparison of Financial Condition at March 31, 2019 and December 31, 2018

General. The Company’s total assets as of March 31, 2019 increased $18.0 million, or 1.8% to $989.8 million, from $971.8 million at December 31, 2018. The increase in total assets included an increase in cash and cash equivalents as well as an increase in mortgage-backed securities partially offset by a decrease in net loans receivable.

Cash and Cash Equivalents. Cash and cash equivalents increased $18.5 million, or 114.1%, to $34.7 million at March 31, 2019 from $16.2 million at December 31, 2018. The increase primarily resulted from the receipt of a large deposit from a new commercial relationship established late in the quarter.

Investment Securities. Investment securities available for sale increased $679,000, or 1.0%, to $66.8 million at March 31, 2019 from $66.2 million at December 31, 2018. Purchases of municipal bonds totaling $3.7 million were offset by calls of $35,000 and sales of $3.7 million during the three months ended March 31, 2019. Additionally, there was a $695,000 increase in the unrealized gain on investment securities during the period.

Equity Securities. Equity securities available for sale were $2.7 million at March 31, 2019 and December 31, 2018, respectively. There were no purchases or sales of equity securities during the three months ended March 31, 2019.

Mortgage-Backed Securities. The Company’s mortgage-backed securities available for sale increased $6.0 million, or 7.3%, to $87.8 million at March 31, 2019 from $81.8 million at December 31, 2018. Purchases of mortgage-backed securities totaled $9.1 million, partially offset by repayments of $3.5 million during the three month period. There were no sales of mortgage-backed securities during the three months ended March 31, 2019. Additionally, there was a $548,000 decrease in the unrealized loss on mortgage-backed securities during the period.

Loans. At March 31, 2019, net loans were $724.6 million, or 73.2% of total assets compared to $729.0 million, or 75.0% of total assets at December 31, 2018. The $4.4 million, or 0.6%, decrease in loans receivable was the result of loan payoffs and amortization exceeding loan production during the period. Home equity loans and lines of credit, 1-4 family residential and construction, and other loans decreased $3.2 million or 2.6%, $1.8 million or 0.7%, and $632,000 or 55.5%, respectively. These decreases were partially offset by an increase in commercial real estate loans and commercial business loans of $224,000 or 0.1%, and $1.1 million or 2.3%, respectively.

Office Properties and Equipment. Office properties and equipment increased $1.0 million, or 13.4%, to $8.8 million at March 31, 2019 from $7.8 million at December 31, 2018. The increase was primarily due to the implementation of ASU 2016-02, Leases (Topic 842) as of January 1, 2019. See Footnote 10 in the Notes to Consolidated Financial Statements (Unaudited) for additional information.

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

Deposits increased $25.5 million, or 3.6%, to $743.4 million at March 31, 2019 from $717.9 million at December 31, 2018. Money market and interest-bearing checking accounts increased $19.3 million or 22.0% and $8.4 million or 8.4%, respectively. The increase in money market accounts includes $20.0 million received late in the quarter as a result of a new commercial relationship. These increases were partially offset by a decrease in non-interest demand accounts of $2.1 million, or 1.5%, during the three months ended March 31, 2019.

Borrowings. Borrowed funds decreased $9.5 million, or 8.5%, to $102.1 million at March 31, 2019 from $111.6 million at December 31, 2018. The decrease in borrowed funds was primarily due to the repayment of a maturing long term advance and pay downs on both amortizing long term advances and the overnight borrowing line. Federal Home Loan Bank advances decreased $7.9 million, or 7.5%, to $97.1 million from $105.0 million at December 31, 2018. No additional advances were entered into during the three months ended March 31, 2019. Included in the long-term borrowings on the March 31, 2019 Consolidated Statements of Financial Condition were $1.1 million in financing lease liabilities booked in the accordance with the implementation of ASU 2016-02, Leases (Topic 842). There were no short-term borrowings at March 31, 2019 compared to $4.5 million at December 31, 2018. During the three months ended March 31, 2019, proceeds from short-term borrowings were $53.5 million, offset by repayments of $58.0 million.

Stockholders’ Equity. Stockholders’ equity increased $2.2 million or 1.6%, to $140.1 million at March 31, 2019 from $137.9 million at December 31, 2018. The increase was a result of net income of $2.2 million earned during the three months ended March 31, 2019 and a $984,000 decrease in accumulated other comprehensive loss resulting from fair value adjustments on available for sale securities during the period partially offset by $1.0 million of dividends paid during the period.

Average Balance and Yields

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense (dollars in thousands).

	For the Three Months Ended March 31,
	2019			2018
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
Interest-earning assets:
Loans	$731,294	$8,016	4.39%	$750,658	$7,916	4.23%
Investment and mortgage-backed securities	151,209	1,042	2.76%	141,083	912	2.58%
FHLB and other restricted stocks	7,849	174	9.02%	9,432	160	6.90%
Interest-earning deposits	12,230	80	2.67%	16,204	50	1.25%
Total interest-earning assets	902,582	9,312	4.14%	917,377	9,038	3.95%
Noninterest-earning assets	66,353			62,703
Total assets	$968,935			$980,080
Interest-bearing liabilities:
Savings accounts	$146,703	54	0.15%	152,417	51	0.14%
Certificates of deposit	246,854	1,245	2.05%	212,477	777	1.48%
Money market accounts	88,833	219	1.00%	96,546	99	0.42%
Demand and NOW accounts	102,799	75	0.30%	96,056	47	0.20%
Total interest-bearing deposits	585,189	1,593	1.10%	557,496	974	0.71%
Borrowings	105,153	564	2.15%	146,355	655	1.79%
Securities sold under agreements to repurchase	3,861	6	0.59%	5,887	2	0.13%
Total interest-bearing liabilities	694,203	2,163	1.26%	709,738	1,631	0.93%
Noninterest-bearing deposits	133,016			132,885
Noninterest-bearing liabilities	3,222			3,823
Total liabilities	830,441			846,446
Stockholders' equity	138,494			133,634
Total liabilities and stockholders' equity	$968,935			$980,080

Net interest income		$7,149			$7,407
Net interest rate spread (1)			2.88%			3.02%
Net interest-earning assets (2)	$208,379			$207,639
Net interest margin (3)			3.21%			3.27%
Average interest-earning assets to interest- bearing liabilities	130.02%			129.26%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended March 31, 2019 and 2018

General. Net income was $2.2 million for the quarters ended March 31, 2019 and March 31, 2018, respectively. Earnings per share for each of the quarters ended March 31, 2019 and March 31, 2018 was $0.47 for basic and $0.46 for fully diluted, respectively.

The Company’s annualized return on average assets (ROA) and return on average equity (ROE) for the quarter ended March 31, 2019 were 0.91% and 6.35%, respectively, compared to 0.89% and 6.56%, respectively, for the quarter ended March 31, 2018.

Net Interest Income. Net interest income for the quarter ended March 31, 2019 was $7.1 million, a decrease of 3.5% compared to $7.4 million for the quarter ended March 31, 2018. The decrease was primarily due to an increase in the average balance and the cost of interest-bearing deposits as well as a decrease in the average balance of loans receivable. These decreases were partially offset by an increase in the yield on interest-earning assets. The net interest rate spread and net interest margin were 2.88% and 3.21%, respectively for the three months ended March 31, 2019, compared to 3.02% and 3.27%, respectively for the three months ended March 31, 2018.

Interest and Dividend Income. Total interest and dividend income increased by $274,000, or 3.0%, to $9.3 million for the three months ended March 31, 2019 compared to $9.0 million for the three months ended March 31, 2018. The increase was primarily due to a 19 basis point increase in the average yield on interest-earning assets to 4.14% for the three months ended March 31, 2019 from 3.95% for the same period in the prior year. The decrease in the average balance of loans receivable was partially offset by an increase in the average balance of investments and mortgage-backed securities.

Interest income on loans increased $100,000, or 1.3%, to $8.0 million for the three months ended March 31, 2019 compared to $7.9 million for the three months ended March 31, 2018. The average yield on loans receivable increased by 16 basis points to 4.39% for the three months ended March 31, 2019 from 4.23% for the same period in the prior year. The increase in the average yield was primarily attributable to adjustable rate loans resetting higher as a result of increases in general market rates as well as new loan originations at higher interest rates during the period. Average loans receivable decreased by $19.4 million, or 2.6%, to $731.3 million for the three months ended March 31, 2019 from $750.7 million for the same period in the prior year.

Interest income on investment and mortgage-backed securities increased by $130,000, or 14.3%, to $1.0 million for the three months ended March 31, 2019 compared to $912,000 for the three months ended March 31, 2018. The increase was due primarily to an increase in the average yield earned on investment and mortgage-backed securities by 18 basis points to 2.76% for the three months ended March 31, 2019 from 2.58% for the same period in the prior year. The increase in the average yield was due to new security purchases at higher interest rates during the period as well as variable rate securities resetting higher as a result of increases in general market rates. In addition, the average balance of investment and mortgage backed securities increased by $10.1 million, or 7.2%, to $151.2 million for the three months ended March 31, 2019 compared to the prior period.

Interest income on FHLB stock and other restricted stock increased $14,000, or 8.8%, to $174,000 for the three months ended March 31, 2019 compared to $160,000 for the three months ended March 31, 2018. The increase is primarily due to the increase in the average yield to 9.02% for the three months ended March 31, 2019 from 6.90% for the same period in the prior year. The FHLB increased the dividend yield on both activity and membership stock as of the fourth quarter of 2018. The additional dividend income to true up the 2018 quarter was received in 2019. The average balance of FHLB stock and other restricted stock decreased $1.6 million, or 16.8%, to $7.8 million for the three months ended March 31, 2019 compared to the prior period.

Interest income on interest-earning deposits increased $30,000, or 60.0%, to $80,000 for the three months ended March 31, 2019 compared to $50,000 for the three months ended March 31, 2018. The increase is primarily due to a 142 basis point increase in the average yield to 2.67% for the three months ended March 31, 2019 from 1.25% for the same period in the prior year as a result of the rising short-term interest rates. The average balance of interest-earning deposits decreased $4.0 million, or 24.5%, to $12.2 million for the three months ended March 31, 2019 compared to the prior period.

Interest Expense. Total interest expense increased by $532,000, or 32.6%, to $2.2 million for the three months ended March 31, 2019 from $1.6 million for the three months ended March 31, 2018. The increase in interest expense was due to a 33 basis point increase in the average cost of interest-bearing liabilities to 1.26% for the three months ended March 31, 2019 from 0.93% for the same prior year period. The average balance of interest-bearing liabilities decreased by $15.5 million, or 2.2%, to $694.2 million for the three months ended March 31, 2019 from $709.7 million for the same period in the prior year. The decrease includes a decrease in the average balance of borrowed funds partially offset by an increase in the average balance of certificates of deposit.

Interest expense on deposits increased by $619,000, or 63.6%, to $1.6 million for the three months ended March 31, 2019 from $974,000 for the three months ended March 31, 2018. The increase was the result of an increase in both the average balance and the cost of interest-bearing deposits. The average balance of interest-bearing deposits increased $27.7 million, or 5.0% for the three months ended March 31, 2019 compared to the same period in the prior year. Additionally, the cost of interest-bearing deposits increased by 39 basis points to 1.10% for the three months ended March 31, 2019 from 0.71% for the three months ended March 31, 2018 due to a rising interest rate market.

Interest expense on borrowed funds decreased $91,000 or 13.9%, to $564,000 for the three months ended March 31, 2019 from $655,000 for the three months ended March 31, 2018. The decrease is the result of a $41.2 million, or 28.2%, decrease in the average balance of borrowings to $105.2 million for the three months ended March 31, 2019 compared to the same period in the prior year. Included in the decrease in the average balance of borrowings is a $33.6 million decrease in the average balance of FHLB short term borrowings for the quarter ended March 31, 2019 compared to the same period in the prior year. The cost of borrowings increased by 36 basis points to 2.15% for the quarter ended March 31, 2019 from 1.79% for the quarter ended March 31, 2018 due to the repayment of lower cost borrowings.

Provision for Loan Losses. Provision for loan losses was $108,000 for the three months ended March 31, 2019. No provision for loan losses were recorded for the three months ended March 31, 2018. In management’s judgment, the allowance for loan losses is at a sufficient level that reflects the losses inherent in the loan portfolio relative to loan mix, economic conditions and historical loss experience. See Footnote 8 in the Notes to Consolidated Financial Statements (Unaudited) for additional information.

Noninterest Income. Noninterest income totaled $1.1 million for each of the three months ended March 31, 2019 and March 31, 2018. For the three months ended March 31, 2019, there was an increase in investment management fees and net loan sale gains of $70,000 or 53.0% and $30,000 or 750.0%, respectively, compared to the same period in the prior year. These increases were partially offset by a $40,000 decrease in the net gains on the sales of equity securities as there were no sales during the quarter ended March 31, 2019 compared to the quarter ended March 31, 2018.

Noninterest Expenses. Noninterest expenses decreased $286,000, or 5.0%, to $5.5 million for the three months ended March 31, 2019 compared to $5.8 million for the three months ended March 31, 2018. The decrease was primarily the result of a decrease in compensation and employee benefits in the current period. The quarter ended March 31, 2018 included $510,000 related to severance paid during the period.

Income Tax Expense. The Company recorded a provision for income tax of $543,000 for the three months ended March 31, 2019 compared to $576,000 for the three months ended March 31, 2018. The effective tax rate was 20.0% for the three months ended March 31, 2019 and 21.0% for the three months ended March 31, 2018.

Non-Performing and Problem Assets

The table below sets forth the amounts and categories of non-performing assets at the dates indicated. At March 31, 2019 and December 31, 2018, there were no TDRs (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates).

	March 31,	December 31,
	2019	2018

Non-accrual loans:
One-to-four family residential and construction	$1,606	$1,727
Commercial real estate	576	661
Home equity loans and lines of credit	253	258
Commercial business	56	62
Other	10	19
Total nonaccrual loans	2,501	2,727
Loans past due 90 days and still accruing	-	3
Total non-performing loans	2,501	2,730
Foreclosed real estate	531	486
Total non-performing assets	$3,032	$3,216

Ratios:
Non-accrual loans to total loans	0.34%	0.37%
Non-performing loans to total loans	0.34%	0.37%
Non-performing assets to total assets	0.31%	0.33%
Allowance for loan losses to non-performing loans	174.93%	161.68%

At March 31, 2019, loans in process of foreclosure totaled $362,000.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. The Company’s primary sources of funds consist of deposit inflows, loan repayments and sales, borrowings from the Federal Home Loan Bank of Pittsburgh, repurchase agreements and maturities, principal repayments and the sale of available-for-sale securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company’s Asset/Liability Management Committee, under the direction of the Chief Financial Officer, is responsible for establishing and monitoring liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of the Bank’s customers as well as unanticipated contingencies. At March 31, 2019, the Company’s cash and cash equivalents amounted to $34.7 million. Management believes there is enough sources of liquidity to satisfy short- and long-term liquidity needs as of March 31, 2019.

Certificates of deposit due within one year of March 31, 2019 totaled $83.2 million, or 11.2% of total deposits. If these deposits do not remain with the Bank, it may be required to seek other sources of funds, including loan and securities sales, repurchase agreements and Federal Home Loan Bank advances. Management believes, however, based on historical experience and current market interest rates, the Bank will retain upon maturity a large portion of the certificates of deposit with maturities of one year or less. The Company’s maximum borrowing capacity at the FHLB at March 31, 2019 was $420.1 million.

Stockholders’ equity was $140.1 million at March 31, 2019, an increase of $2.2 million or 1.6% from $137.9 million at December 31, 2018. The increase was a result of net income of $2.2 million earned during the three months ended March 31, 2019 as well as a $984,000 decrease in accumulated other comprehensive loss resulting from fair value adjustments on available for sale securities during the period partially offset by $1.0 million dividends paid during the period.

Current regulatory requirements specify that the Bank and similar institutions must maintain regulatory capital sufficient to meet tier 1 leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios of at least 4.00%, 4.50%, 6.00% and 8.00%, respectively. At March 31, 2019, the Bank was in compliance with all regulatory capital requirements ratios of 11.7%, 16.6%, 16.6% and 17.2%, respectively, and was considered “well capitalized” under regulatory guidelines.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, the Company routinely is a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans the Bank makes. At March 31, 2019, the Company had $139.2 million in loan commitments outstanding, $70.1 million of which were for commercial loan originations and $7.5 million which were for one- to four-family and construction loan originations. In addition to those commitments to originate loans, loan commitments outstanding included $35.1 million in unused home equity lines of credit to borrowers and $26.5 million in other commitments.

Contractual Obligations. In the ordinary course of operations, the Company enters into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2019, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer, the President and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based on that evaluation, the Company’s management, including the Chief Executive Officer, the President and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2019, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15-d15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

As of March 31, 2019, the Company was not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business. As of March 31, 2019, the Company was not involved in any legal proceedings the outcome of which would be material to its financial condition or results of operations.

Item 1A.	Risk Factors

In addition to the other information set forth in this quarterly report, you should carefully consider the factors discussed under the heading “Risk Factors” contained in the Company’s annual report on Form 10-K filed with the SEC on March 18, 2019. The Company’s evaluation of the risk factors applicable to it has not changed materially from those disclosed in the Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit
Number	Description

3.1	Articles of Incorporation of Standard AVB Financial Corp., as amended (1)

3.2	Bylaws of Standard AVB Financial Corp., as amended (2)

4.1	Form of common stock certificate of Standard AVB Financial Corp. (3)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0	The following materials for the three months ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition, (ii) Statements of Income, (iii) Statements of Comprehensive Income, (iv) Statements of Changes in Stockholder’s Equity, (v) Statements of Cash Flows, and (vi) Notes to Financial Statements.

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K as filed with the Securities and Exchange Commission on April 12, 2017.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K as filed with the Securities and Exchange Commission on August 24, 2017.
(3)	Incorporated by reference to Exhibit 4 to the Company’s Annual Report on Form 10-K, as filed on April 2, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD AVB FINANCIAL CORP.

Date: May 10, 2019	/s/ Timothy K. Zimmerman
Timothy K. Zimmerman
Chief Executive Officer

Date: May 10, 2019	/s/ Susan A. Parente
Susan A. Parente
Executive Vice President and Chief Financial Officer

