Form 10-Q
period 2019-09-30
Standard AVB Financial Corp.
filed 2019-11-12
CIK 1492915

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

YES   ☐     NO   ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes   ☒    No ☐

As of November 5, 2019, the registrant had 4,686,940 shares of common stock, $0.01 par value per share, outstanding.

Standard AVB Financial Corp.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

Standard AVB Financial Corp.

Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)

	September 30,
	2019	December 31,
	(Unaudited)	2018
ASSETS
Cash on hand and due from banks	$3,275	$3,371
Interest-earning deposits in other institutions	26,002	12,836
Cash and Cash Equivalents	29,277	16,207

Investment securities available for sale, at fair value	69,730	66,169
Equity securities, at fair value	2,880	2,725
Mortgage-backed securities available for sale, at fair value	92,883	81,794
Certificate of deposit	249	249
Federal Home Loan Bank and other restricted stock, at cost	7,665	7,900
Loans receivable, net of allowance for loan losses of $4,743 and $4,414	724,254	728,982
Loans held for sale	96	-
Foreclosed real estate	459	486
Office properties and equipment, net	7,715	7,794
Bank-owned life insurance	23,238	22,572
Goodwill	25,836	25,836
Core deposit intangible	2,026	2,508
Accrued interest receivable and other assets	5,180	8,574

TOTAL ASSETS	$991,488	$971,796

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Demand, savings and club accounts	$491,758	$471,177
Certificate accounts	245,205	246,697

Total Deposits	736,963	717,874

Federal Home Loan Bank short-term borrowings	-	4,524
Long-term borrowings	105,738	104,963
Securities sold under agreements to repurchase	2,925	2,137
Advance deposits by borrowers for taxes and insurance	33	45
Accrued interest payable and other liabilities	4,546	4,363

TOTAL LIABILITIES	850,205	833,906

Stockholders' Equity
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value per share, 40,000,000 shares authorized, 4,696,107 and 4,812,991 shares outstanding, respectively	47	48
Additional paid-in-capital	72,327	75,571
Retained earnings	68,963	65,301
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,571)	(1,686)
Accumulated other comprehensive gain (loss)	1,517	(1,344)

TOTAL STOCKHOLDERS' EQUITY	141,283	137,890

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$991,488	$971,796

See accompanying notes to the consolidated financial statements.

Standard AVB Financial Corp.

Consolidated Statements of Income

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest and Dividend Income
Loans, including fees	$8,239	$8,007	$24,426	$23,919
Mortgage-backed securities	572	504	1,690	1,477
Investments:
Taxable	112	101	345	308
Tax-exempt	402	343	1,170	1,057
Federal Home Loan Bank and other restricted stock	147	134	476	455
Interest-earning deposits and federal funds sold	90	112	268	218
Total Interest and Dividend Income	9,562	9,201	28,375	27,434

Interest Expense
Deposits	1,818	1,335	5,202	3,456
Federal Home Loan Bank short-term borrowings	7	-	44	226
Long-term borrowings	570	599	1,640	1,688
Securities sold under agreements to repurchase	3	2	13	6
Total Interest Expense	2,398	1,936	6,899	5,376

Net Interest Income	7,164	7,265	21,476	22,058

Provision for Loan Losses	254	223	544	398

Net Interest Income after Provision for Loan Losses	6,910	7,042	20,932	21,660

Noninterest Income
Service charges	794	736	2,197	2,208
Earnings on bank-owned life insurance	136	134	401	398
Net losses on sales of securities	-	-	(1)	(17)
Net gains on sales of equities	-	331	-	394
Net equity securities fair value adjustment gains (losses)	120	(218)	155	(13)
Net loan sale gains	78	20	160	47
Investment management fees	172	141	541	469
Other income	187	17	266	60
Total Noninterest Income	1,487	1,161	3,719	3,546

Noninterest Expenses
Compensation and employee benefits	3,161	2,956	9,595	9,351
Data processing	177	164	530	472
Premises and occupancy costs	565	645	1,834	1,983
Automatic teller machine expense	160	126	445	380
Federal deposit insurance	(32)	72	104	220
Core deposit amortization	144	193	482	643
Other operating expenses	1,051	1,154	3,093	3,396
Total Noninterest Expenses	5,226	5,310	16,083	16,445

Income before Income Tax Expense	3,171	2,893	8,568	8,761

Income Tax Expense
Federal	509	357	1,351	1,370
State	198	156	486	357
Total Income Tax Expense	707	513	1,837	1,727

Net Income	$2,464	$2,380	$6,731	$7,034
Earnings Per Share:
Basic earnings per common share	$0.54	$0.51	$1.45	$1.52
Diluted earnings per common share	$0.53	$0.50	$1.42	$1.48

Cash dividends paid per common share	$0.22	$0.22	$0.66	$0.66
Basic weighted average shares outstanding	4,573,856	4,635,129	4,628,308	4,628,983
Diluted weighted average shares outstanding	4,665,801	4,759,026	4,725,186	4,752,487

See accompanying notes to the consolidated financial statements.

Standard AVB Financial Corp.

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net Income	$2,464	$2,380	$6,731	$7,034

Other comprehensive income (loss):
Change in unrealized gain (loss) on securities available for sale	324	(918)	3,613	(3,772)
Tax effect	(68)	193	(759)	791
Reclassification adjustment for security losses realized in income	-	-	1	17
Tax effect	-	-	-	(4)
Change in pension obligation for defined benefit plan	2	3	7	29
Tax effect	-	(1)	(1)	(6)
Total other comprehensive income (loss)	258	(723)	2,861	(2,945)

Total Comprehensive Income	$2,722	$1,657	$9,592	$4,089

See accompanying notes to the consolidated financial statements.

Standard AVB Financial Corp.

Consolidated Statement of Changes in Stockholders' Equity

(Dollars in thousands, except per share data)

(Unaudited)

					Accumulated
		Additional		Unearned	Other	Total
	Common	Paid-In	Retained	ESOP	Comprehensive	Stockholders'
	Stock	Capital	Earnings	Shares	Income (Loss)	Equity
Three Months Ended:
Balance, June 30, 2019	$48	$74,340	$67,508	$(1,609)	$1,259	$141,546
Net income	-	-	2,464	-	-	2,464
Other comprehensive income	-	-		-	258	258
Stock repurchases (76,039 shares)	(1)	(2,096)	-	-	-	(2,097)
Cash dividends ($0.22 per share)	-	-	(1,009)	-	-	(1,009)
Compensation expense on stock awards	-	23	-	-	-	23
Compensation expense on ESOP	-	60	-	38	-	98
Balance, September 30, 2019	$47	$72,327	$68,963	$(1,571)	$1,517	$141,283

Balance, June 30, 2018	$48	$75,275	$63,124	$(1,763)	$(2,110)	$134,574
Net income	-	-	2,380	-	-	2,380
Other comprehensive loss	-	-	-	-	(723)	(723)
Stock repurchases (6,064 shares)	-	(206)	-	-	-	(206)
Cash dividends ($0.22 per share)	-	-	(1,062)	-	-	(1,062)
Stock options exercised (13,910 shares)	-	238	-	-	-	238
Compensation expense on ESOP	-	74	-	39	-	113
Balance, September 30, 2018	$48	$75,381	$64,442	$(1,724)	$(2,833)	$135,314

Nine Months Ended:
Balance, December 31, 2018	$48	$75,571	$65,301	$(1,686)	$(1,344)	$137,890
Net income	-	-	6,731	-	-	6,731
Other comprehensive income	-	-		-	2,861	2,861
Stock repurchases (133,096 shares)	(1)	(3,700)	-	-	-	(3,701)
Cash dividends ($0.66 per share)	-	-	(3,069)	-	-	(3,069)
Stock options exercised (11,665 shares)	-	206	-	-	-	206
Compensation expense on stock awards	-	58	-	-	-	58
Compensation expense on ESOP	-	192	-	115	-	307
Balance, September 30, 2019	$47	$72,327	$68,963	$(1,571)	$1,517	$141,283

Balance, December 31, 2017	$48	$75,063	$60,172	$(1,839)	$528	$133,972
Net income	-	-	7,034	-	-	7,034
Other comprehensive loss	-	-	-	-	(2,945)	(2,945)
Change in accounting principle for adoption of ASU 2016-01	-	-	416	-	(416)	-
Stock repurchases (10,739 shares)	-	(346)	-	-	-	(346)
Cash dividends ($0.66 per share)	-	-	(3,180)	-	-	(3,180)
Stock options exercised (24,794 shares)	-	448	-	-	-	448
Compensation expense on ESOP	-	216	-	115	-	331
Balance, September 30, 2018	$48	$75,381	$64,442	$(1,724)	$(2,833)	$135,314

See accompanying notes to the consolidated financial statements.

Standard AVB Financial Corp.

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash Flows From Operating Activities
Net income	$6,731	$7,034
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,401	990
Provision for loan losses	544	398
Amortization of core deposit intangible	482	643
Net loss on sale of securities available for sale	1	17
Net gain on sale of equity securities	-	(394)
Net gain on sale of office properties and equipment	(29)	-
Net equity securities fair value adjustment (gains) losses	(155)	13
Origination of loans held for sale	(9,070)	(4,193)
Proceeds from sale of loans held for sale	9,230	4,240
Net loan sale gains	(160)	(47)
Compensation expense on ESOP	307	331
Compensation expense on stock awards	58	-
Deferred income taxes	(126)	(258)
Increase in accrued interest receivable	(78)	(208)
Earnings on bank-owned life insurance	(401)	(398)
(Decrease) increase in accrued interest payable	(134)	56
Other, net	3,085	1,108
Net Cash Provided by Operating Activities	11,686	9,332
Cash Flows Used In Investing Activities
Net decrease in loans	4,122	18,585
Purchases of investment securities	(10,776)	(4,937)
Purchases of equity securities	-	(554)
Purchases of mortgage-backed securities	(24,720)	(25,946)
Proceeds from maturities of certificates of deposits	-	250
Proceeds from maturities/principal repayments/calls of investment securities	2,535	115
Proceeds from maturities/principal repayments/calls of mortgage-backed securities	13,752	8,661
Proceeds from sales of investment securities	6,328	4,830
Proceeds from sales of equity securities	-	1,900
Proceeds from sales of mortgage-backed securities	1,286	-
Purchase of Federal Home Loan Bank stock	(2,969)	(3,219)
Redemption of Federal Home Loan Bank stock	3,204	4,703
Proceeds from sales of foreclosed real estate	45	-
Purchase of bank-owned life insurance	(265)	-
Proceeds from sales of office properties and equipment	997	-
Net additions of office properties and equipment	(527)	(274)
Net Cash (Used) Provided by Investing Activities	(6,988)	4,114
Cash Flows From Financing Activities
Net increase in demand, savings and club accounts	20,581	2,074
Net (decrease) increase in certificate accounts	(1,492)	28,444
Net increase (decrease) in securities sold under agreements to repurchase	788	(134)
Repayments of Federal Home Loan Bank short-term borrowings	(108,719)	(165,490)
Proceeds from Federal Home Loan Bank short-term borrowing	104,195	138,469
Repayments of Federal Home Loan Bank advances	(25,308)	(24,600)
Proceeds from Federal Home Loan Bank advances	25,208	30,000
Lease liabilities payments	(305)	-
Net decrease in advance deposits by borrowers for taxes and insurance	(12)	(775)
Exercise of stock options	206	448
Dividends paid	(3,069)	(3,180)
Stock repurchases	(3,701)	(346)
Net Cash Provided by Financing Activities	8,372	4,910
Net Increase in Cash and Cash Equivalents	13,070	18,356
Cash and Cash Equivalents - Beginning	16,207	16,265
Cash and Cash Equivalents - Ending	$29,277	$34,621
Supplementary Cash Flows Information:
Interest paid	$7,033	$5,320
Income taxes paid	$2,061	$1,194
Investment securities purchased not settled	$-	$596
Right-of-use asset	$(1,132)	$-
Lease liability	$1,158	$-
Prepaid lease payments	$(26)	$-

  See accompanying notes to the consolidated financial statements.

STANDARD AVB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

September 30, 2019

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

(2) Basis of Presentation

The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles in the United States. All adjustments (consisting of normal recurring adjustments), which, in the opinion of management are necessary for a fair presentation of the financial statements and to make the financial statements not misleading have been included. The unaudited consolidated financial statements and other financial information contained in this quarterly report on Form 10-Q should be read in conjunction with the audited financial statements of Standard AVB Financial Corp. at and for the year ended December 31, 2018 contained in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission on March 18, 2019. The results for the three and nine month periods ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or any future interim period. Certain amounts in the 2018 financial statements have been reclassified to conform to the 2019 presentation format. These reclassifications had no effect on stockholders’ equity or net income.

(3) Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The following table sets forth the computation of basic and diluted EPS for the three and nine months ended September 30, 2019 and September 30, 2018 (dollars in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income available to common stockholders	$2,464	$2,380	$6,731	$7,034

Basic EPS:
Weighted average shares outstanding	4,573,856	4,635,129	4,628,308	4,628,983
Basic EPS	$0.54	$0.51	$1.45	$1.52

Diluted EPS:
Weighted average shares outstanding	4,573,856	4,635,129	4,628,308	4,628,983
Dilutive effect of common stock equivalents	91,945	123,897	96,878	123,504
Total diluted weighted average shares outstanding	4,665,801	4,759,026	4,725,186	4,752,487
Diluted EPS	$0.53	$0.50	$1.42	$1.48

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

September 30, 2019

(4) Recent Accounting Pronouncements (Continued)

Accounting Standards Pending Adoption

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. On October 16, 2019, the FASB voted to defer the effective date for ASC 326, Financial Instruments – Credit Losses, for smaller reporting companies to fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The final ASU is expected to be issued in mid-November. The Company expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements. The Company has been working with a third party to evaluate the various CECL methodologies and decided to utilize the vintage method. The Company is continuing to work through implementation of that method and determine what impact it will have on the consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the FASB eliminated Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting units fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. A public business entity that is a U.S. Securities and Exchange Commission (“SEC”) filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. A public business entity that is not an SEC filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2020. All other entities, including not-for-profit entities that are adopting the amendments in this Update should do so for their annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2021. On October 16, 2019, the FASB voted to defer the effective date for ASC 350, Intangibles – Goodwill and Other, for smaller reporting companies to fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The final ASU is expected to be issued in mid-November. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

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

September 30, 2019

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

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40). This Update addresses customers’ accounting for implementation costs incurred in a cloud computing arrangement that is a service contract and also adds certain disclosure requirements related to implementation costs incurred for internal-use software and cloud computing arrangements. The amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This Update is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The amendments in this Update can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. On October 16, 2019, the FASB voted to defer the effective date for ASC 350, Intangibles – Goodwill and Other, for smaller reporting companies to fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The final ASU is expected to be issued in mid-November. This Update is not expected to have a significant impact on the Company’s financial statements.

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

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which affects a variety of topics in the Codification and applies to all reporting entities within the scope of the affected accounting guidance. Topic 326, Financial Instruments – Credit Losses amendments are effective for SEC registrants for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all other public business entities, the effective date is for fiscal years beginning after December 15, 2020, and for all other entities, the effective date is for fiscal years beginning after December 15, 2021. On October 16, 2019, the FASB voted to defer the effective date for ASC 326, Financial Instruments – Credit Losses, for smaller reporting companies to fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The final ASU is expected to be issued in mid-November. Topic 815, Derivatives and Hedging amendments are effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods beginning after December 15, 2020. For entities that have adopted the amendments in Update 2017-12, the effective date is as of the beginning of the first annual period beginning after the issuance of this Update. Topic 825, Financial Instruments amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years. This Update is not expected to have a significant impact on the Company’s financial statements.

In May 2019, the FASB issued ASU 2019-05, Financial Instruments – Credit Losses, Topic 326, which allows entities to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost upon adoption of the new credit losses standard. To be eligible for the transition election, the existing financial asset must otherwise be both within the scope of the new credit losses standard and eligible for the applying the fair value option in ASC 825-10.3. The election must be applied on an instrument-by-instrument basis and is not available for either available-for-sale or held-to-maturity debt securities. For entities that elect the fair value option, the difference between the carrying amount and the fair value of the financial asset would be recognized through a cumulative-effect adjustment to opening retained earnings as of the date an entity adopted ASU 2016-13. Changes in fair value of that financial asset would subsequently be reported in current earnings. For entities that have not yet adopted ASU 2016-13, the effective dates and transition requirements are the same as those in ASU 2016-13. For entities that have adopted ASU 2016-13, ASU 2019-05 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted once ASU 2016-13 has been adopted. On October 16, 2019, the FASB voted to defer the effective date for ASC 326, Financial Instruments – Credit Losses, for smaller reporting companies to fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The final ASU is expected to be issued in mid-November. This Update is not expected to have a significant impact on the Company’s financial statements.

STANDARD AVB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

September 30, 2019

(5) Investment Securities

Investment securities available for sale at September 30, 2019 and December 31, 2018 are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2019:
U.S. government and agency obligations due:
Within 1 year	$3,486	$4	$-	$3,490
Beyond 1 year but within 5 years	3,963	26	-	3,989
Beyond 5 year but within 10 years	946	44	-	990
Corporate bonds due:
Beyond 1 year but within 5 years	2,475	106	-	2,581
Municipal obligations due:
Within 1 year	260	2	-	262
Beyond 1 year but within 5 years	6,076	266	-	6,342
Beyond 5 years but within 10 years	18,946	484	-	19,430
Beyond 10 years	31,905	743	(2)	32,646

	$68,057	$1,675	$(2)	$69,730

December 31, 2018:
U.S. government and agency obligations due:
Beyond 1 year but within 5 years	$7,428	$-	$(81)	$7,347
Beyond 5 year but within 10 years	940	-	(17)	923
Corporate bonds due:
Within 1 year	1,758	-	(15)	1,743
Beyond 1 year but within 5 years	1,472	2	(10)	1,464
Beyond 5 years but within 10 years	996	-	(2)	994
Municipal obligations due:
Beyond 1 year but within 5 years	6,658	298	-	6,956
Beyond 5 years but within 10 years	22,384	132	(81)	22,435
Beyond 10 years	24,504	82	(279)	24,307

	$66,140	$514	$(485)	$66,169

For the three months ended September 30, 2019, there were no sales of investment securities. For the nine months ended September 30, 2019, proceeds from the sales of investment securities were $6.3 million, with total gains of $7,000 offset by total losses of $7,000 during the period. There were no sales of investment securities for the three months ended September 30, 2018. For the nine months ended September 30, 2018, losses on sales of investment securities were $17,000 and proceeds from such sales were $4.8 million.

Investment securities with a carrying value of $11.7 million and $11.6 million were pledged to secure repurchase agreements and public funds accounts at September 30, 2019 and December 31, 2018, respectively.

STANDARD AVB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

September 30, 2019

(5) Investment Securities (Continued)

The following table shows the fair value and gross unrealized losses on investment securities and the length of time that the securities have been in a continuous unrealized loss position at September 30, 2019 and December 31, 2018 (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2019:
Municipal obligations	1,001	(2)	-	-	1,001	(2)

Total	$1,001	$(2)	$-	$-	$1,001	$(2)

December 31, 2018:
U.S. government and agency obligations	$-	$-	$8,270	$(98)	$8,270	$(98)
Corporate bonds	1,490	(12)	1,743	(15)	3,233	(27)
Municipal obligations	10,049	(55)	11,730	(305)	21,779	(360)

Total	$11,539	$(67)	$21,743	$(418)	$33,282	$(485)

At September 30, 2019, the Company held 2 investment securities in an unrealized loss position. The decline in the fair value of these securities resulted primarily from interest rate fluctuations. The Company does not intend to sell these securities nor is it more likely than not that the Company would be required to sell these securities before their anticipated recovery. Additionally, the Company believes the collection of the investment principal and related interest is probable. Based on the above, the Company considers all of the unrealized losses to be temporary impairment losses.

(6) Equity Securities

The following table presents the net gains and losses on equity investments recognized in earnings during the three and nine months ended September 30, 2019 and September 30, 2018, and the portion of unrealized gains and losses for those periods that relate to equity investments held (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net equity securities fair value adjustment gains (losses)	$120	$(218)	$155	$(13)
Net gains realized on the sale of equity securities during the period	-	331	-	394
Gains recognized on equity securities during the period	$120	$113	$155	$381

There were no sales of equity securities during the three or nine months ended September 30, 2019. During the three months ended September 30, 2018, gains on sales of equity securities were $331,000 and proceeds from such sales were $1.6 million. For the nine months ended September 30, 2018, gains on sales of equity securities were $394,000 and proceeds from such sales were $1.9 million.

STANDARD AVB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

September 30, 2019

(7) Mortgage-Backed Securities

Mortgage-backed securities available for sale at September 30, 2019 and December 31, 2018 are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2019:
Government pass-throughs:
Ginnie Mae	$18,531	$194	$(52)	$18,673
Fannie Mae	22,502	549	-	23,051
Freddie Mac	13,346	105	(25)	13,426
Private pass-throughs	23,111	-	(291)	22,820
Collateralized mortgage obligations	14,848	119	(54)	14,913

	$92,338	$967	$(422)	$92,883

December 31, 2018:
Government pass-throughs:
Ginnie Mae	$19,213	$1	$(324)	$18,890
Fannie Mae	13,952	7	(339)	13,620
Freddie Mac	12,662	-	(252)	12,410
Private pass-throughs	25,064	-	(349)	24,715
Collateralized mortgage obligations	12,328	11	(180)	12,159

	$83,219	$19	$(1,444)	$81,794

Private pass-throughs include Small Business Administration (SBA) securities that are each an aggregation of SBA guaranteed portions of loans made by SBA lenders under section 7(a) of the Small Business Act. The guaranty is backed by the full faith and credit of the United States.

For the three months ended September 30, 2019, there were no sales of mortgage-backed securities. For the nine months ended September 30, 2019, losses on sales of mortgage-backed securities were $1,000 and proceeds from such sales were $1.3 million. There were no sales of mortgage-backed securities during the three or nine months ended September 30, 2018.

The amortized cost and fair value of mortgage-backed securities at September 30, 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to repay obligations with or without prepayment penalties (dollars in thousands):

	Amortized Cost	Fair Value
Due after one year through five years	$704	$702
Due after five years through ten years	6,384	6,368
Due after ten years	85,250	85,813
Total Mortgage-Backed Securities	$92,338	$92,883

STANDARD AVB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

September 30, 2019

(7) Mortgage-Backed Securities (Continued)

The following table shows the fair value and gross unrealized losses on mortgage-backed securities and the length of time that the securities have been in a continuous unrealized loss position at September 30, 2019 and December 31, 2018 (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2019:
Government pass-throughs:
Ginnie Mae	$-	$-	$3,900	$(52)	$3,900	$(52)
Freddie Mac	2,489	(25)	-	-	2,489	(25)
Private pass-throughs	2,115	(11)	20,478	(280)	22,593	(291)
Collateralized mortgage obligations	2,021	(7)	3,947	(47)	5,968	(54)

Total	$6,625	$(43)	$28,325	$(379)	$34,950	$(422)

December 31, 2018:
Government pass-throughs:
Ginnie Mae	$4,850	$(26)	$13,794	$(298)	$18,644	$(324)
Fannie Mae	403	(2)	12,152	(337)	12,555	(339)
Freddie Mac	680	(24)	11,699	(228)	12,379	(252)
Private pass-throughs	14,436	(134)	9,359	(215)	23,795	(349)
Collateralized mortgage obligations	4,091	(40)	6,048	(140)	10,139	(180)

Total	$24,460	$(226)	$53,052	$(1,218)	$77,512	$(1,444)

At September 30, 2019, the Company held 34 mortgage-backed securities in an unrealized loss position. The decline in the fair value of these securities resulted primarily from interest rate fluctuations. The Company does not intend to sell these securities nor is it more likely than not that the Company would be required to sell these securities before their anticipated recovery. Additionally, the Company believes the collection of the investment principal and related interest is probable. Based on the above, the Company considers all of the unrealized loss to be temporary impairment loss.

Mortgage-backed securities with a carrying value of $15.1 million and $10.4 million were pledged to secure repurchase agreements and public funds accounts at September 30, 2019 and December 31, 2018, respectively.

STANDARD AVB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

September 30, 2019

(8) Loans Receivable and Related Allowance for Loan Losses

The following table summarizes the primary segments of the loan portfolio, and the related allowance for loan losses, as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	Real Estate Loans
	One-to-four-		Home
	family	Commercial	Equity Loans
	Residential and	Real	and Lines	Commercial	Other
	Construction	Estate	of Credit	Business	Loans	Total
September 30, 2019:
Collectively evaluated for impairment	$242,000	$321,956	$114,517	$49,952	$572	$728,997
Individually evaluated for impairment	-	-	-	-	-	-
Total loans before allowance for loan losses	$242,000	$321,956	$114,517	$49,952	$572	$728,997

December 31, 2018:
Collectively evaluated for impairment	$253,913	$308,775	$123,373	$46,196	$1,139	$733,396
Individually evaluated for impairment	-	-	-	-	-	-
Total loans before allowance for loan losses	$253,913	$308,775	$123,373	$46,196	$1,139	$733,396

Total loans at September 30, 2019 and December 31, 2018 were net of deferred loan fees of $251,000 and $226,000, respectively. The Company’s primary business activity is with customers located within its local trade area. Although the Company has a diversified loan portfolio, loans outstanding to individuals and businesses are dependent upon the local economic conditions in its immediate trade area.

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

September 30, 2019

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

Consistent with accounting and regulatory guidance, the Company recognizes a TDR when the Bank, for economic or legal reasons related to a borrower's financial difficulties, grants a concession to the borrower that would not normally be considered. Regardless of the form of concession granted, the Company's objective in offering a TDR is to increase the probability of repayment of the borrower's loan. To be considered a TDR, the borrower must be experiencing financial difficulties and the Company, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that would not otherwise be considered. The Company did not modify any loans as TDRs during the three or nine month periods ended September 30, 2019 or 2018 nor did it have any TDRs within the preceding year where a concession had been made that then defaulted during the three or nine month periods ending September 30, 2019 or 2018.

There were no impaired loans at September 30, 2019 or December 31, 2018. For both the three and nine months ended September 30, 2019, there was no recorded investment in impaired loans compared to an average recorded investment of $295,000 for both the three and nine months ended September 30, 2018. For both the three and nine months ended September 30, 2019 and September 30, 2018, there was no interest income recognized on impaired loans.

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

September 30, 2019

(8) Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents the classes of the loan portfolio summarized by the aggregate Pass rating and the criticized ratings of Special Mention, Substandard and Doubtful within the Company’s internal risk rating system as of September 30, 2019 and December 31, 2018 (dollars in thousands):

		Special
	Pass	Mention	Substandard	Doubtful	Total
September 30, 2019:
Real estate loans:
One-to-four-family residential and construction	$240,316	$-	$1,684	$-	$242,000
Commercial real estate	318,923	2,699	334	-	321,956
Home equity loans and lines of credit	114,141	64	312	-	114,517
Commercial business loans	49,701	216	35	-	49,952
Other loans	563	-	9	-	572
Total	$723,644	$2,979	$2,374	$-	$728,997

December 31, 2018:
Real estate loans:
One-to-four-family residential and construction	$252,186	$-	$1,727	$-	$253,913
Commercial real estate	303,161	4,851	763	-	308,775
Home equity loans and lines of credit	123,053	62	258	-	123,373
Commercial business loans	45,902	232	62	-	46,196
Other loans	1,120	-	19	-	1,139
Total	$725,422	$5,145	$2,829	$-	$733,396

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due based on the loans’ contractual due dates. Management considers nonperforming loans to be those loans that are past due 90 days or more and are still accruing as well as all nonaccrual loans. At September 30 2019, there were 16 loans on non-accrual status that were less than 90 days past due totaling $694,000. The following table presents the segments of the loan portfolio summarized by the past due status of the loans still accruing and nonaccrual loans as of September 30, 2019 and December 31, 2018 (dollars in thousands):

STANDARD AVB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

September 30, 2019

(8) Loans Receivable and Related Allowance for Loan Losses (Continued)

		30-59 Days	60-89 Days		90 Days Past	Total
	Current	Past Due	Past Due	Non-Accrual	Due & Accruing	Loans
September 30, 2019:
Real estate loans:
One-to-four-family residential and construction	$239,962	$25	$329	$1,684	$-	$242,000
Commercial real estate	321,517	105	-	334	-	321,956
Home equity loans and lines of credit	113,837	368	-	312	-	114,517
Commercial business loans	49,869	47	-	36	-	49,952
Other loans	562	1	-	9	-	572
Total	$725,747	$546	$329	$2,375	$-	$728,997

December 31, 2018:
Real estate loans:
One-to-four-family residential and construction	$250,691	$1,341	$154	$1,727	$-	$253,913
Commercial real estate	307,740	374	-	661	-	308,775
Home equity loans and lines of credit	122,929	163	23	258	-	123,373
Commercial business loans	45,434	690	10	62	-	46,196
Other loans	1,111	3	3	19	3	1,139
Total	$727,905	$2,571	$190	$2,727	$3	$733,396

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

Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the ALL. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the ALL. Management utilizes an internally developed spreadsheet to track and apply the various components of the allowance. During the three and nine months ended September 30, 2019, there was an increase in the provision for the Commercial Real Estate loan class primarily due to charge-offs incurred during the nine month period as well as growth in the loan balances during the periods included in the allowance calculation for that loan class. During the three and nine months ended September 30, 2019, there was a decrease in the provision for the One-to-four family Residential and Construction loan class primarily due to a decline in the loan balances included in the allowance calculation for that loan class as well as a decrease in the qualitative factors. The Home Equity loans and Lines of Credit loan class increased primarily due to the charge-offs incurred during the nine month period.

STANDARD AVB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

September 30, 2019

(8) Loans Receivable and Related Allowance for Loan Losses (Continued)

During the three months ended September 30, 2019 there was a decrease in the provision for the Commercial Business loan class due to a decline in the balances included in the allowance calculation for that loan class. During the nine months ended September 30, 2019 there was an increase in the provision for the Commercial Business loan class due to both an increase in the balance of loans included in the allowance calculation for that loan class as well as an increase in the qualitative factors for the periods.

The following tables summarize the activity in the primary segments of the ALL for the three and nine months ended September 30, 2019 and September 30, 2018 as well as the allowance required for loans individually and collectively evaluated for impairment as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	Real Estate Loans
	One-to-four-		Home
	family	Commercial	Equity Loans
	Residential and	Real	and Lines	Commercial	Other
	Construction	Estate	of Credit	Business	Loans	Total
Three Months Ended:
Balance June 30, 2019	$851	$2,836	$295	$510	$2	$4,494
Charge-offs	(1)	-	-	-	(8)	(9)
Recoveries	-	-	3	-	1	4
Provision	(56)	330	3	(30)	7	254
Balance September 30, 2019	$794	$3,166	$301	$480	$2	$4,743

Balance at June 30, 2018	$1,183	$2,430	$385	$359	$3	$4,360
Charge-offs	-	(41)	-	-	(4)	(45)
Recoveries	-	1	-	-	-	1
Provision	(144)	353	4	5	5	223
Balance at September 30, 2018	$1,039	$2,743	$389	$364	$4	$4,539

Nine Months Ended:
Balance December 31, 2018	$1,051	$2,761	$312	$286	$4	$4,414
Charge-offs	(1)	(121)	(59)	-	(41)	(222)
Recoveries	-	-	6	-	1	7
Provision	(256)	526	42	194	38	544
Balance September 30, 2019	$794	$3,166	$301	$480	$2	$4,743

Balance at December 31, 2017	$1,384	$2,003	$400	$333	$7	$4,127
Charge-offs	-	(50)	-	(11)	(6)	(67)
Recoveries	69	1	11	-	-	81
Provision	(414)	789	(22)	42	3	398
Balance at September 30, 2018	$1,039	$2,743	$389	$364	$4	$4,539

STANDARD AVB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

September 30, 2019

(8) Loans Receivable and Related Allowance for Loan Losses (Continued)

	Real Estate Loans
	One-to-four-		Home
	family	Commercial	Equity Loans
	Residential and	Real	and Lines	Commercial	Other
	Construction	Estate	of Credit	Business	Loans	Total
Evaluated for Impairment:
Individually	$-	$-	$-	$-	$-	$-
Collectively	794	3,166	301	480	2	4,743
Balance at September 30, 2019	$794	$3,166	$301	$480	$2	$4,743

Evaluated for Impairment:
Individually	$-	$-	$-	$-	$-	$-
Collectively	1,051	2,761	312	286	4	4,414
Balance at December 31, 2018	$1,051	$2,761	$312	$286	$4	$4,414

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

(9) Foreclosed Assets Held For Sale

Foreclosed assets acquired in the settlement of loans are carried at fair value less estimated costs to sell and are included in foreclosed real estate on the Consolidated Statement of Financial Condition. As of September 30, 2019 and December 31, 2018, foreclosed real estate totaled $459,000 and $486,000, respectively. As of September 30, 2019, the $459,000 included three residential properties and one commercial real estate property. As of September 30, 2019, the Company had initiated formal foreclosure procedures on $1.3 million of loans, including $1.0 million in one-to-four family residential loans, $168,000 in commercial real estate loans, and $151,000 in home equity loans.

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

The right-of-use assets are included with office properties and equipment while lease liabilities are included in long-term borrowings on the September 30, 2019 Consolidated Statements of Financial Condition. Amortization of right-of-use assets is included in premises and occupancy costs while interest expense on the lease liabilities is included in the interest expense on long-term borrowings on the Consolidated Statements of Income. The following table presents the financing lease costs during the three and nine months ended September 30, 2019 (dollars in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Financing lease costs
Amortization of right-of-use asset	$94	$283
Interest expense	7	22
Total financing lease costs	$101	$305

STANDARD AVB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

September 30, 2019

(10) Leases (continued)

The discount rates utilized to determine the interest expense portion of the lease liability were obtained by utilizing FHLB advance rates for a similar term borrowings as of January 1, 2019. The following table presents the weighted-average remaining term and discount rates for financing leases outstanding as of September 30, 2019:

Financing
Weighted-average term (years)	4.7
Weighted-average discount rate	2.80%

The following table presents the undiscounted cash flows due related to financing leases as of September 30, 2019, along with a reconciliation to the discounted amount recorded on the September 30, 2019 Consolidated Statements of Financial Condition (dollars in thousands):

Financing
Undiscounted cash flows due within:
2019	$102
2020	292
2021	124
2022	102
2023	102
2024 and thereafter	212
Total undiscounted cash flows	934

Impact of present value discount	(59)
Amount reported on balance sheet	$875

(11) Stock Based Compensation

The Company currently has two stock plans that allow for the issuance of stock based compensation, the Allegheny Valley Bancorp, Inc. 2011 Stock Incentive Plan (the “2011 Plan”) and the Standard Financial Corp. 2012 Equity Incentive Plan (the “2012 Plan”). On February 26, 2019, 1,820 shares of restricted stock were awarded to directors out of the 2011 Plan. The awards vest quarterly through December 31, 2019 and the related compensation expense is being recognized straight line over the 11 month vesting period. On March 12, 2019, 2,727 shares of restricted stock were awarded to employees out of the 2011 Plan. The awards vest over 34 months and the related compensation expense is being recognized straight line over the vesting period. At September 30, 2019, there were 72,588 and 101,144 shares available to be issued under the 2011 Plan and the 2012 Plan, respectively.

For both the three months and nine months ended September 30, 2019 and September 30, 2018, there was no recorded compensation expense related to stock options. As of September 30, 2019, all outstanding stock options were fully vested and there was no unrecognized compensation cost.

The following table summarizes transactions regarding the options under the Plans:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2018	266,695	$17.12	3.32
Granted	-	-
Exercised	(11,665)	17.64
Forfeited	-	-
Outstanding at September 30, 2019	255,030	$17.09	2.67
Exercisable at September 30, 2019	255,030	$17.09

For the three months ended September 30, 2019, there was $23,000 of compensation expense recorded on restricted stock grants. For the nine months ended September 30, 2019, there was $58,000 of compensation expense recorded on restricted stock grants. For the three and nine months ended September 30, 2018, there was no recorded compensation expense on restricted stock. As of September 30, 2019, there was $81,000 of unrecognized compensation expense that will be recognized over the remaining vesting periods.

STANDARD AVB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

September 30, 2019

(11) Stock Based Compensation (continued)

The following table summarizes transactions regarding the restricted stock under the Plans:

	Number of Restricted Shares	Weighted Average Grant Date Price Per Share
Non-vested shares at December 31, 2018	250	$31.10
Granted	4,547	29.13
Vested	1,490	29.83
Forfeited	-	-
Non-vested shares at September 30, 2019	3,307	$28.97

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

Compensation expense is equal to the fair value of the shares committed to be released and unallocated ESOP shares are excluded from outstanding shares for purposes of computing earnings per share. Compensation expense related to the ESOP of $98,000 and $113,000 was recognized during the three months ended September 30, 2019 and 2018, respectively. Compensation expense related to the ESOP of $307,000 and $331,000 was recognized during the nine months ended September 30, 2019 and 2018, respectively. Dividends on unallocated shares are not treated as ordinary dividends and are instead used to repay the ESOP loan and recorded as compensation expense.

As of September 30, 2019, the ESOP held a total of 253,590 shares of the Company’s stock. Of the 253,590 shares, there were 159,003 unallocated as of September 30, 2019 with a fair market value of $4.3 million.

(13) Pension Information

The Company sponsors a pension plan which is a noncontributory defined benefit retirement plan. Effective August 1, 2005, the annual benefit provided to employees under this defined benefit pension plan was frozen by the Bank. Freezing the plan eliminated all future benefit accruals; however, the accrued benefit as of August 1, 2005 remained.

The net periodic pension cost for the three and nine months ended September 30, 2019 and September 30, 2018 are as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Interest Cost	$31	$33	$93	$99
Expected return on plan assets	(32)	(41)	(96)	(123)
Amortization of net loss	2	3	6	9
Settlement obligation	-	-	-	30
Net periodic pension cost	$1	$(5)	$3	$15

STANDARD AVB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

September 30, 2019

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

On a quarterly basis, management reviews the pricing information received from the Company’s third-party pricing service.  This review process includes a comparison to non-binding third-party broker quotes, as well as a review of market-related conditions impacting the information provided by the Company’s third-party pricing service.  Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume or frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs.  As of September 30, 2019 and December 31, 2018, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets.  On a quarterly basis, management also reviews a sample of securities priced by the Company’s third-party pricing service to review significant assumptions and valuation methodologies used.  Based on this review, management determines whether the current placement of the security in the fair value hierarchy is appropriate or whether transfers may be warranted.

STANDARD AVB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

September 30, 2019

(14) Fair Value of Assets and Liabilities (continued)

The following table presents the assets measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 by level within the fair value hierarchy (dollars in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2019:
Investment securities available for sale:
U.S. government and agency obligations	$-	$8,469	$-	$8,469
Corporate bonds	-	2,581	-	2,581
Municipal obligations	-	58,680	-	58,680
Total investment securities available for sale	-	69,730	-	69,730
Equity securities	2,880	-	-	2,880
Mortgage-backed securities available for sale	-	92,883	-	92,883

Total recurring fair value measurements	$2,880	$162,613	$-	$165,493

December 31, 2018:
Investment securities available for sale:
U.S. government and agency obligations	$-	$8,270	$-	$8,270
Corporate bonds	-	4,201	-	4,201
Municipal obligations	-	53,698	-	53,698
Total investment securities available for sale	-	66,169	-	66,169
Equity securities	2,725	-	-	2,725
Mortgage-backed securities available for sale	-	81,794	-	81,794

Total recurring fair value measurements	$2,725	$147,963	$-	$150,688

Assets Measured at Fair Value on a Nonrecurring Basis

The following table presents the assets measured at fair value on a nonrecurring basis as of September 30, 2019 and December 31, 2018 by level within the fair value hierarchy (dollars in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2019:
Foreclosed real estate	$-	$-	$459	$459
Total nonrecurring fair value measurements	$-	$-	$459	$459

December 31, 2018:
Foreclosed real estate	$-	$-	$486	$486
Total nonrecurring fair value measurements	$-	$-	$486	$486

STANDARD AVB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

September 30, 2019

(14) Fair Value of Assets and Liabilities (continued)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Company uses level 3 inputs to determine fair value (dollars in thousands):

			Quantitative Information about Level 3 Fair Value Measurements
	September 30,	December 31,	Valuation	Unobservable
	2019	2018	Techniques	Input	Range
Foreclosed real estate	$459	$486	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 30%
			Liquidation expenses (2)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

STANDARD AVB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

September 30, 2019

(14) Fair Value of Assets and Liabilities (Continued)

The following table presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
September 30, 2019:
Financial Instruments - Assets:
Cash on hand and due from banks (1)	$3,275	$3,275	$3,275	$-	$-
Interest-earning deposits in other institutions (1)	26,002	26,002	26,002	-	-
Investment securities (2)	69,730	69,730	-	69,730	-
Equity Securities (3)	2,880	2,880	2,880	-	-
Mortgage-backed securities (2)	92,883	92,883	-	92,883	-
Certificate of deposit (1)	249	249	249	-	-
Federal Home Loan Bank and other restricted stocks (1)	7,665	7,665	7,665	-	-
Loans receivable (1)	724,254	733,965	-	-	733,965
Bank-owned life insurance (1)	23,238	23,238	23,238	-	-
Accrued interest receivable (1)	2,901	2,901	2,901	-	-
Financial Instruments - Liabilities:
Demand, savings and club accounts (1)	$491,758	$491,758	$491,758	$-	$-
Certificate deposit accounts (1)	245,205	248,324	-	-	248,324
Long-term borrowings (1)	105,738	106,850	-	-	106,850
Securities sold under agreements to repurchase (1)	2,925	2,925	2,925	-	-
Accrued interest payable (1)	1,020	1,020	1,020	-	-

December 31, 2018:
Financial Instruments - Assets:
Cash on hand and due from banks (1)	$3,371	$3,371	$3,371	$-	$-
Interest-earning deposits in other institutions (1)	12,836	12,836	12,836	-	-
Investment securities (2)	66,169	66,169	-	66,169	-
Equity Securities (3)	2,725	2,725	2,725	-
Mortgage-backed securities (2)	81,794	81,794	-	81,794	-
Certificate of deposit (1)	249	249	249	-	-
Federal Home Loan Bank and other restricted stocks (1)	7,900	7,900	7,900	-	-
Loans receivable (1)	728,982	717,491	-	-	717,491
Bank-owned life insurance (1)	22,572	22,572	22,572	-	-
Accrued interest receivable (1)	2,823	2,823	2,823	-	-
Financial Instruments - Liabilities:					-
Demand, savings and club accounts (1)	$471,177	$471,177	$471,177	$-	$-
Certificate deposit accounts (1)	246,697	245,740	-	-	245,740
Federal Home Loan Bank short-term borrowings (1)	4,524	4,524	4,524	-	-
Federal Home Loan Bank advances (1)	104,963	104,345	-	-	104,345
Securities sold under agreements to repurchase (1)	2,137	2,137	2,137	-	-
Accrued interest payable (1)	1,154	1,154	1,154	-	-

(1)	The financial instrument is carried at amortized cost.
(2)	The financial instrument is carried at fair value through other comprehensive income.
(3)	The financial instrument is carried at fair value through net income.

STANDARD AVB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

September 30, 2019

(15) Accumulated Other Comprehensive (Loss) Income

The following tables present the significant amounts reclassified out of accumulated other comprehensive income (loss) and the changes in accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2019 and September 30, 2018 (dollars in thousands):

	Unrealized Gains (Losses) on	Unrecognized
	Available for Sale	Pension
	Securities	Costs	Total
Balance as of June 30, 2019	$1,496	$(237)	$1,259

Other comprehensive income before reclassification	256	-	256
Amount reclassified from accumulated other comprehensive income	-	2	2
Total other comprehensive income	256	2	258

Balance as of September 30, 2019	$1,752	$(235)	$1,517

Balance as of December 31, 2018	$(1,103)	$(241)	$(1,344)

Other comprehensive income before reclassification	2,854	-	2,854
Amount reclassified from accumulated other comprehensive income	1	6	7
Total other comprehensive income	2,855	6	2,861

Balance as of September 30, 2019	$1,752	$(235)	$1,517

	Amount Reclassified
	from Accumulated	Affected Line on
	Other	the Consolidated
	Comprehensive Income (Loss)	Statements of Income
Three months ended September 30, 2019:
Amortization of defined benefit items: Actuarial loss	$2	Other operating expenses
	-	Income tax expense
	$2	Net of tax
Total reclassification for the period	$2	Net income

Nine months ended September 30, 2019:
Unrealized losses on available for sale securities	$1	Net losses on sales of securities
	-	Income tax expense
	$1	Net of tax

Amortization of defined benefit items:Actuarial loss	$7	Other operating expenses
	(1)	Income tax expense
	$6	Net of tax
Total reclassification for the period	$7	Net income

STANDARD AVB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

September 30, 2019

(15) Accumulated Other Comprehensive (Loss) Income (continued)

	Unrealized Gains (Losses) on	Unrecognized
	Available for Sale	Pension
	Securities	Costs	Total
Balance as of June 30, 2018	$(1,819)	$(291)	$(2,110)

Other comprehensive loss before reclassification	(725)	-	(725)
Amount reclassified from accumulated other comprehensive loss	-	2	2
Total other comprehensive (loss) income	(725)	2	(723)

Balance as of September 30, 2018	$(2,544)	$(289)	$(2,833)

Balance as of December 31, 2017	$840	$(312)	$528

Other comprehensive loss before reclassification	(2,981)	-	(2,981)
Amount reclassified from accumulated other comprehensive loss	13	23	36
Total other comprehensive (loss) income	(2,968)	23	(2,945)

Change in accounting principle for adoption of ASU 2016-01	(416)	-	(416)

Balance as of September 30, 2018	$(2,544)	$(289)	$(2,833)

	Amount Reclassified
	from Accumulated Other	Affected Line on
	Comprehensive	the Consolidated
	Income (Loss)	Statements of Income
Three months ended September 30, 2018:
Amortization of defined benefit items: Actuarial loss	$3	Other operating expenses
	(1)	Income tax expense
	$2	Net of tax
Total reclassification for the period	$2	Net income

Nine months ended September 30, 2018:
Unrealized losses on available for sale securities	$17	Net loss on sales of securities
	(4)	Income tax expense
	$13	Net of tax

Amortization of defined benefit items: Actuarial loss	$9	Other operating expenses
Distribution settlement	20	Other operating expenses
	(6)	Income tax expense
	$23	Net of tax
Total reclassification for the period	$36	Net income

STANDARD AVB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

September 30, 2019

(16) Revenue Recognition

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30, 2019 and September 30, 2018 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Noninterest income
In scope of Topic 606:
Service charges on deposit accounts	$777	$718	$2,146	$2,155
Investment management fees	172	141	541	469
Noninterest income (in-scope of Topic 606)	949	859	2,687	2,624
Noninterest income (out-of-scope of Topic 606)	538	302	1,032	922
Total noninterest income	$1,487	$1,161	$3,719	$3,546

(17) Goodwill and Other Intangibles

The Company has recorded goodwill associated with mergers totaling $25.8 million. Goodwill is not amortized, but is periodically evaluated for impairment. The Company did not recognize any impairment during the three or nine months ended September 30, 2019 or September 30, 2018.

Identifiable intangibles are amortized to their estimated residual values over the expected useful lives of such assets. The balance of the core deposit intangible at September 30, 2019 was $2.0 million net of $2.1 million of accumulated amortization as of that date.

As of September 30, 2019, the remaining current year and estimated future amortization expense for the core deposit intangible was (dollars in thousands):

2019	146
2020	472
2021	352
2022	325
2023	325
2024	325
2025	81
$2,026

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides further detail to the financial condition and results of operations of the Company. This section should be read in conjunction with the Notes to Consolidated Financial Statements (Unaudited) presented elsewhere in this report.

The Company’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of September 30, 2019 have remained unchanged from the disclosures presented in the Company’s audited financial statements for the year ended December 31, 2018 contained in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission on March 18, 2019.

Standard AVB Financial Corp. is a Maryland corporation that provides a wide array of retail and commercial financial products and services to individuals, families and businesses through 17 banking offices located in the Pennsylvania counties of Allegheny, Westmoreland and Bedford and Allegany County, Maryland through its wholly-owned subsidiary Standard Bank.

Comparison of Financial Condition at September 30, 2019 and December 31, 2018

General. The Company’s total assets as of September 30, 2019 increased $19.7 million, or 2.0%, to $991.5 million, from $971.8 million at December 31, 2018. The increase in total assets included an increase in investment and mortgage-backed securities of $14.7 million, or 10.0%, an increase in cash and cash equivalents of $13.1 million, or 80.6%, partially offset by a decrease in loans receivable of $4.7 million, or 0.6%, for the nine month period.

Cash and Cash Equivalents. Cash and cash equivalents increased $13.1 million, or 80.6%, to $29.3 million at September 30, 2019 from $16.2 million at December 31, 2018. The increase primarily resulted from customer deposits and loan repayments, partially offset by purchases of mortgage-backed securities and repayments of short-term borrowings during the period.

Investment Securities. Investment securities available for sale increased $3.5 million, or 5.4%, to $69.7 million at September 30, 2019 from $66.2 million at December 31, 2018. Purchases of investment securities totaled $10.8 million, partially offset by calls and maturities of $2.5 million and sales of $6.3 million during the nine months ended September 30, 2019. Additionally, there was a $1.6 million increase in the unrealized gain on investment securities during the period.

Equity Securities. Equity securities available for sale were $2.9 million and $2.7 million at September 30, 2019 and December 31, 2018, respectively. There were no purchases or sales of equity securities during the nine months ended September 30, 2019.

Mortgage-Backed Securities. The Company’s mortgage-backed securities available for sale increased $11.1 million, or 13.6%, to $92.9 million at September 30, 2019 from $81.8 million at December 31, 2018. Purchases of mortgage-backed securities totaled $24.7 million, partially offset by repayments of $13.8 million and sales of $1.3 million during the nine month period ended September 30, 2019. Additionally, there was a $2.0 million increase in the unrealized gain on mortgage-backed securities during the period.

Loans. At September 30, 2019, net loans were $724.3 million, or 73.0% of total assets, compared to $729.0 million, or 75.0% of total assets at December 31, 2018. The $4.7 million, or 0.6%, decrease in loans receivable was the result of loan payoffs and amortization exceeding loan production during the period. Commercial real estate loans and commercial business loans increased $13.2 million or 4.3%, and $3.8 million or 8.1%, respectively. These increases were offset by a decrease in 1-4 family residential and construction, home equity loans and lines of credit, and other loans of $11.9 million or 4.7%, $8.9 million or 7.2%, and $567,000 or 49.8%, respectively.

Office Properties and Equipment. Office properties and equipment decreased $79,000, or 1.0%, to $7.7 million at September 30, 2019 from $7.8 million at December 31, 2018. The decrease was primarily the result of the sale of one office building during the period which more than offset an increase due to the implementation of ASU 2016-02, Leases (Topic 842) as of January 1, 2019. See Footnote 10 in the Notes to Consolidated Financial Statements (Unaudited) for additional information on leases.

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

Deposits increased $19.1 million, or 2.7%, to $737.0 million at September 30, 2019 from $717.9 million at December 31, 2018. The increase resulted from increases in money market and interest-bearing checking accounts of $26.1 million or 29.8%, and $5.1 million or 5.1%, respectively. These increases were partially offset by decreases in savings, non-interest-bearing checking accounts, and time deposits of $3.4 million or 2.3%, $2.1 million or 1.6%, and $1.5 million or 0.6%, respectively.

Borrowings. Borrowed funds decreased by $3.0 million, or 2.7%, to $108.7 million at September 30, 2019 from $111.6 million at December 31, 2018. The decrease was primarily due to the repayment of maturing long term advances as well as pay downs on both amortizing long term advances and the overnight borrowing line. These decreases were partially offset by new advances entered into during the period. Federal Home Loan Bank advances decreased $99,000, or 0.1%, to $104.9 million from $105.0 million at December 31, 2018. The decrease in advances was due to $25.3 million in principal repayments made on existing advances partially offset by $25.2 million in additional advances entered into during the period. Included in the long-term borrowings on the September 30, 2019 Consolidated Statements of Financial Condition were $875,000 in financing lease liabilities booked in the accordance with the implementation of ASU 2016-02, Leases (Topic 842). There were no short-term borrowings at September 30, 2019 compared to $4.5 million at December 31, 2018. During the nine months ended September 30, 2019, proceeds from short-term borrowings were $104.2 million, offset by repayments of $108.7 million.

Stockholders’ Equity. Stockholders’ equity increased $3.4 million, or 2.5%, to $141.3 million at September 30, 2019 from $137.9 million at December 31, 2018. The increase was the result of net income of $6.7 million earned during the nine months ended September 30, 2019 as well as a $2.9 million increase in accumulated other comprehensive income resulting from fair value adjustments on available for sale debt securities during the period. These increases were partially offset by $3.1 million in dividends paid during the nine month period. Additionally, in accordance with the stock repurchase program, 127,539 shares of the Company’s outstanding stock were repurchased for $3.5 million during the nine months ended September 30, 2019.

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

	For the Three Months Ended September 30,
	2019			2018
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
Interest-earning assets:
Loans	$734,111	$8,239	4.42%	$734,415	$8,007	4.27%
Investment and mortgage-backed securities	164,848	1,086	2.63%	146,267	948	2.59%
FHLB and other restricted stock	7,727	147	7.55%	8,238	134	6.51%
Interest-earning deposits	15,874	90	2.27%	26,359	112	1.70%
Total interest-earning assets	922,560	9,562	4.09%	915,279	9,201	3.95%
Noninterest-earning assets	65,755			62,200
Total assets	$988,315			$977,479
Interest-bearing liabilities:
Savings accounts	$144,167	55	0.15%	$150,084	51	0.13%
Certificates of deposit	246,542	1,340	2.16%	232,964	1,092	1.86%
Money market accounts	105,728	349	1.31%	96,951	142	0.58%
Demand and NOW accounts	105,085	74	0.28%	101,653	50	0.20%
Total interest-bearing deposits	601,522	1,818	1.20%	581,652	1,335	0.91%
Borrowings	106,328	577	2.14%	116,873	599	2.05%
Securities sold under agreements to repurchase	3,192	3	0.37%	4,219	2	0.19%
Total interest-bearing liabilities	711,042	2,398	1.34%	702,744	1,936	1.10%
Noninterest-bearing deposits	132,278			136,811
Noninterest-bearing liabilities	4,002			2,928
Total liabilities	847,322			842,483
Stockholders' equity	140,993			134,996
Total liabilities and stockholders' equity	$988,315			$977,479

Net interest income		$7,164			$7,265
Net interest rate spread (1)			2.75%			2.85%
Net interest-earning assets (2)	$211,518			$212,535
Net interest margin (3)			3.08%			3.15%
Average interest-earning assets to interest-bearing liabilities	129.75%			130.24%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Nine Months Ended September 30,
	2019			2018
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
Interest-earning assets:
Loans	$733,082	$24,426	4.42%	$742,935	$23,919	4.27%
Investment and mortgage-backed securities	159,163	3,205	2.69%	145,153	2,842	2.61%
FHLB and other restricted stock	7,703	476	8.25%	8,854	455	6.88%
Interest-earning deposits	15,021	268	2.39%	20,097	218	1.45%
Total interest-earning assets	914,969	28,375	4.11%	917,039	27,434	3.97%
Noninterest-earning assets	65,651			62,227
Total assets	$980,620			$979,266
Interest-bearing liabilities:
Savings accounts	$141,106	165	0.16%	$151,660	154	0.14%
Certificates of deposit	246,920	3,895	2.11%	222,343	2,805	2.26%
Money market accounts	104,634	921	1.18%	96,778	351	0.48%
Demand and NOW accounts	104,432	221	0.28%	99,115	146	0.20%
Total interest-bearing deposits	597,092	5,202	1.16%	569,896	3,456	0.81%
Borrowings	104,197	1,684	2.15%	132,097	1,914	1.93%
Securities sold under agreements to repurchase	3,573	13	0.50%	5,124	6	0.14%
Total interest-bearing liabilities	704,862	6,899	1.30%	707,117	5,376	1.02%
Noninterest-bearing deposits	132,397			134,742
Noninterest-bearing liabilities	3,409			3,395
Total liabilities	840,668			845,254
Stockholders' equity	139,952			134,012
Total liabilities and stockholders' equity	$980,620			$979,266

Net interest income		$21,476			$22,058
Net interest rate spread (1)			2.81%			2.95%
Net interest-earning assets (2)	$210,107			$209,922
Net interest margin (3)			3.14%			3.22%
Average interest-earning assets to interest-bearing liabilities	129.81%			129.69%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended September 30, 2019 and 2018

General. Net income for the quarter ended September 30, 2019 was $2.5 million compared to $2.4 million for the quarter ended September 30, 2018, an increase of $84,000, or 3.5%. Earnings per share for the current period was $0.54 for basic and $0.53 for fully diluted compared to $0.51 for basic and $0.50 for fully diluted for the same period in 2018.

The Company’s annualized return on average assets (ROA) and return on average equity (ROE) for the quarter ended September 30, 2019 were 0.99% and 6.93%, respectively, compared to 0.97% and 6.99%, respectively, for the quarter ended September 30, 2018.

Net Interest Income. Net interest income for the quarter ended September 30, 2019 was $7.2 million, a decrease of 1.4%, compared to $7.3 million for the quarter ended September 30, 2018. The decrease was primarily the result of an increase in the cost of interest-bearing deposits partially offset by an increase in the yield on interest-earning assets. The net interest rate spread and net interest margin were 2.75% and 3.08%, respectively, for the three months ended September 30, 2019, compared to 2.85% and 3.15%, respectively, for the three months ended September 30, 2018.

Interest and Dividend Income. Total interest and dividend income increased $361,000, or 3.9%, to $9.6 million for the three months ended September 30, 2019 compared to $9.2 million for the three months ended September 30, 2018. The increase was primarily the result of a 14 basis point increase in the average yield on interest-earning assets to 4.09% for the three months ended September 30, 2019 from 3.95% for the same period in the prior year.

Interest income on loans increased $232,000, or 2.9%, to $8.2 million for the three months ended September 30, 2019 compared to $8.0 million for the three months ended September 30, 2018. The increase was primarily the result of a 15 basis point increase in the average yield on loans receivable to 4.42% for the three months ended September 30, 2019 from 4.27% for the same period in the prior year. The increase in the average yield was primarily attributable to the repositioning of the loan portfolio to emphasize commercial real estate and business lending.

Interest income on investment and mortgage-backed securities increased $138,000, or 14.6%, to $1.1 million for the three months ended September 30, 2019 compared to $948,000 for the three months ended September 30, 2018. The increase was primarily the result of an increase in the average balance of investment and mortgage-backed securities of $18.6 million, or 12.7%, to $164.8 million for the three months ended September 30, 2019 compared to the prior period. In addition, the average yield earned on investment and mortgage-backed securities increased four basis points to 2.63% for the quarter ended September 30, 2019 from 2.59% for the same period in the prior year. The increase in the average yield was due to new security purchases made at higher interest rates during the period as well as variable rate securities resetting higher as a result of increases in general market rates.

Interest income on FHLB stock and other restricted stock increased $13,000, or 9.7%, to $147,000 for the three months ended September 30, 2019 compared to $134,000 for the three months ended September 30, 2018. The increase primarily resulted from an increase in the average yield to 7.55% for the three months ended September 30, 2019 from 6.51% for the same period in the prior year. The increase in interest income resulting from the increase in the average yield was partially offset by a decrease in the average balance of FHLB stock and other restricted stock of $511,000, or 6.2%, to $7.7 million for the three months ended September 30, 2019 compared to the prior period.

Interest income on interest-earning deposits decreased $22,000, or 19.6%, to $90,000 for the three months ended September 30, 2019 compared to $112,000 for the three months ended September 30, 2018. The decrease was primarily the result of a decrease in the average balance of interest-earning deposits of $10.5 million, or 39.8%, to $15.9 million for the three months ended September 30, 2019 compared to the prior period. The decrease in interest income resulting from the decrease in the average balance was partially offset by an increase in the average yield on interest-earning deposits to 2.27% for the three months ended September 30, 2019 from 1.70% for the same period in the prior year.

Interest Expense. Total interest expense increased $462,000, or 23.9%, to $2.4 million for the three months ended September 30, 2019 from $1.9 million for the three months ended September 30, 2018. The increase was primarily the result of a 24 basis point increase in the average cost of interest-bearing liabilities to 1.34% for the three months ended September 30, 2019 from 1.10% for the same period in the prior year. Additionally, the average balance of interest-bearing deposits increased $19.9 million which was partially offset by a decrease of $10.5 million in the average balance of borrowings for the three months ended September 30, 2019 compared to the same period in the prior year.

Interest expense on deposits increased $483,000, or 36.2%, to $1.8 million for the three months ended September 30, 2019 from $1.3 million for the three months ended September 30, 2018. The increase was primarily the result of a 29 basis point increase in the average cost of interest-bearing deposits to 1.20% for the three months ended September 30, 2019 from 0.91% for the same prior year period due to a rising interest rate market. Additionally, the average balance of interest-bearing deposits increased $19.9 million, or 3.42%, for the three months ended September 30, 2019 compared to the same period in the prior year.

Interest expense on borrowed funds decreased $22,000, or 3.7%, to $577,000 for the three months ended September 30, 2019 from $599,000 for the three months ended September 30, 2018. The decrease was primarily the result of decrease in the average balance of borrowings of $10.5 million, or 9.0%, to $106.3 million for the three months ended September 30, 2019 compared to the same period in the prior year. The decrease in interest expense resulting from the decrease in the average balance was partially offset by a nine basis point increase in the cost of borrowings to 2.14% for the quarter ended September 30, 2019 from 2.05% for the quarter ended September 30, 2018 due to the repayment of lower cost borrowings and new advances entered into at higher rates during the period as a result of increases in general market rates.

Provision for Loan Losses. Provision for loan losses increased $31,000, or 13.9%, to $254,000 for the three months ended September 30, 2019 compared to $223,000 for the three months ended September 30, 2018. In management’s judgment, the allowance for loan losses is at a sufficient level that reflects the losses inherent in the loan portfolio relative to loan mix, economic conditions and historical loss experience. See Footnote 8 in the Notes to Consolidated Financial Statements (Unaudited) for additional information.

Noninterest Income. Noninterest income increased $326,000, or 28.1%, to $1.5 million for the three months ended September 30, 2019 compared to $1.2 million for the three months ended September 30, 2018. The increase was primarily the result of increases in net equity securities fair value adjustment gains of $338,000, or 155.0%, as well as increases in other income of $170,000, or 1,000.0%, and loan sale gains of $58,000, or 290.0%, for the quarter ended September 30, 2019 compared to the same period in the prior year. The increase in other income was primarily due to income received from the assignment of a note that was charged off against the specific credit mark established at the merger date. Those increases were partially offset by having no gains on the sales of equity securities during the quarter ended September 30, 2019 compared to $331,000 in the quarter ended September 30, 2018.

Noninterest Expenses. Noninterest expenses decreased $84,000, or 1.6%, to $5.2 million for the quarter ended September 30, 2019 from $5.3 million for the quarter ended September 30, 2018. The decrease was primarily the result of decreases in other operating expenses, core deposit amortization, premises and occupancy expenses and federal deposit insurance of $103,000 or 8.9%, $49,000 or 25.4%, $80,000 or 12.4%, and $104,000 or 144.4%, respectively, compared to the same period in the prior year. The lower federal deposit insurance was due to the application of small bank credits to the payment due September 30, 2019. These decreases were partially offset by an increase in compensation and benefits of $205,000, or 6.9%, compared to the quarter ended September 30, 2018.

Income Tax Expense. The Company recorded a provision for income tax of $707,000 for the three months ended September 30, 2019 compared to $513,000 for the three months ended September 30, 2018. The effective tax rate was 22.3% for the three months ended September 30, 2019 and 17.7% for the three months ended September 30, 2018.

Comparison of Operating Results for the Nine Months Ended September 30, 2019 and 2018

General. Net income for the nine months ended September 30, 2019 was $6.7 million compared to $7.0 million for the nine months ended September 30, 2018, a decrease of $303,000, or 4.3%. Earnings per share for the current period was $1.45 for basic and $1.42 for fully diluted compared to $1.52 for basic and $1.48 for fully diluted for the same period in 2018.

The Company’s annualized return on average assets (ROA) and return on average equity (ROE) for the nine months ended September 30, 2019 were 0.92% and 6.43%, respectively, compared to 0.96% and 7.02%, respectively, for the same period in 2018.

Net Interest Income. Net interest income for the nine months ended September 30, 2019 was $21.5 million, a decrease of 2.6%, compared to $22.1 million for the nine months ended September 30, 2018. The decrease was primarily the result of an increase in the cost of interest-bearing deposits partially offset by an increase in the yield on interest-earning assets. The net interest rate spread and net interest margin were 2.81% and 3.14%, respectively, for the nine months ended September 30, 2019, compared to 2.95% and 3.22%, respectively, for the nine months ended September 30, 2018.

Interest and Dividend Income. Total interest and dividend income increased by $941,000, or 3.4%, to $28.4 million for the nine months ended September 30, 2019 compared to $27.4 million for the nine months ended September 30, 2018. The increase was primarily the result of a 14 basis point increase in the average yield on interest-earning assets to 4.11% for the nine months ended September 30, 2019 from 3.97% for the same period in the prior year.

Interest income on loans increased $507,000, or 2.1%, to $24.4 million for the nine months ended September 30, 2019 compared to $23.9 million for the nine months ended September 30, 2018. The increase was primarily the result of a 15 basis point increase in the average yield on loans receivable to 4.42% for the nine months ended September 30, 2019 from 4.27% for the same period in the prior year. The increase in the average yield was attributable to some adjustable rate loans resetting higher as a result of increases in general market rates and the repositioning of the loan portfolio to emphasize commercial real estate and business lending compared to the same period in the prior year. The increase in interest income resulting from the increase in the average yield was partially offset by a decrease in the average balance of loans receivable of $9.9 million, or 1.3%, to $733.0 million for the nine months ended September 30, 2019 compared to the same period in the prior year.

Interest income on investment and mortgage-backed securities increased by $363,000, or 12.8%, to $3.2 million for the nine months ended September 30, 2019 compared to $2.8 million for the nine months ended September 30, 2018. The increase was primarily the result of an increase in the average balance of investment and mortgage-backed securities of $14.0 million, or 9.7%, to $159.2 million for the nine months ended September 30, 2019 compared to the prior period. In addition, the average yield earned on investment and mortgage-backed securities increased eight basis points to 2.69% for the nine months ended September 30, 2019 from 2.61% for the same period in the prior year. The increase in the average yield was due to new security purchases made at higher interest rates during the period as well as variable rate securities resetting higher as a result of increases in general market rates.

Interest income on FHLB stock and other restricted stock increased $21,000, or 4.6%, to $476,000 for the nine months ended September 30, 2019 compared to $455,000 for the nine months ended September 30, 2018. The increase was primarily the result of an increase in the average yield to 8.25% for the nine months ended September 30, 2019 from 6.88% for the same period in the prior year. The FHLB increased the dividend yield on both activity and membership stock as of the fourth quarter of 2018. The additional dividend income to true up the 2018 quarter was received in 2019. The increase in interest income resulting from the increase in the average yield was partially offset by a decrease in the average balance of FHLB stock and other restricted stock of $1.2 million, or 13.0%, to $7.7 million for the nine months ended September 30, 2019 compared to the prior period.

Interest income on interest-earning deposits increased $50,000, or 22.9%, to $268,000 for the nine months ended September 30, 2019 compared to $218,000 for the nine months ended September 30, 2018. The increase was primarily the result of a 94 basis point increase in the average yield on interest-earning deposits to 2.39% for the nine months ended September 30, 2019 from 1.45% for the same period in the prior year as a result of rising short-term interest rates. The increase in interest income resulting from the increase in the average yield was partially offset by a decrease in the average balance of interest-earning deposits of $5.1 million, or 25.3%, to $15.0 million for the nine months ended September 30, 2019 compared to the prior period.

Interest Expense. Total interest expense increased $1.5 million, or 28.3%, to $6.9 million for the nine months ended September 30, 2019 from $5.4 million for the nine months ended September 30, 2018. The increase was primarily the result of a 28 basis point increase in the average cost of interest-bearing liabilities to 1.30% for the nine months ended September 30, 2019 from 1.02% for the same period in the prior year. Additionally, an increase in the average balance of interest-bearing deposits was partially offset by a decrease in the average balance of borrowings for the nine months ended September 30, 2019 compared to the same period in the prior year.

Interest expense on deposits increased $1.7 million, or 50.5%, to $5.2 million for the nine months ended September 30, 2019 from $3.5 million for the nine months ended September 30, 2018. The increase was primarily the result of a 35 basis point increase in the average cost of interest-bearing deposits to 1.16% for the nine months ended September 30, 2019 compared to 0.81% for the same period in the prior year due to a rising interest rate market. In addition, the average balance of interest-bearing deposits increased $27.2 million, or 4.8%, for the nine months ended September 30, 2019 compared to the same period in the prior year.

Interest expense on borrowed funds decreased $230,000, or 12.0%, to $1.7 million for the nine months ended September 30, 2019 from $1.9 million for the nine months ended September 30, 2018. The decrease was primarily the result of a decrease in the average balance of borrowings of $27.9 million, or 21.1%, to $104.2 million for the nine months ended September 30, 2019 compared to the same period in the prior year. Included in the decrease in the average balance of borrowings was a $14.6 million decrease in the average balance of FHLB short term borrowings for the nine months ended September 30, 2019 compared to the same period in the prior year. The decrease in interest expense resulting from the decrease in the average balance was partially offset by a 22 basis point increase in the cost of borrowings to 2.15% for the nine months ended September 30, 2019 from 1.93% for the nine months ended September 30, 2018 due to the repayment of lower cost borrowings and new advances entered into at higher rates during the period as a result of increases in general market rates.

Provision for Loan Losses. Provision for loan losses increased $146,000, or 36.7%, to $544,000 for the nine months ended September 30, 2019 compared to $398,000 for the nine months ended September 30, 2018. In management’s judgment, the allowance for loan losses is at a sufficient level that reflects the losses inherent in the loan portfolio relative to loan mix, economic conditions and historical loss experience. See Footnote 8 in the Notes to Consolidated Financial Statements (Unaudited) for additional information.

Noninterest Income. Noninterest income increased $173,000, or 4.9%, to $3.7 million for the nine months ended September 30, 2019 compared to $3.5 million for the nine months ended September 30, 2018. The increase was primarily the result of increases in net equity securities fair value adjustment gains of $168,000, or 1,292.3%, as well as increases in other income of $206,000, or 343.3%, and loan sale gains of $113,000, or 240.4%, for the nine months ended September 30, 2019 compared to the same period in the prior year. The increase in other income was primarily due to income received from the assignment of a note that was charged off against the specific credit mark established at the merger date. Those increases were partially offset by having no gains on the sales of equity securities during the nine months ended September 30, 2019 compared to $394,000 in the nine months ended September 30, 2018.

Noninterest Expenses. Noninterest expenses decreased $362,000, or 2.2%, to $16.1 million for the nine months ended September 30, 2019 from $16.4 million for the nine months ended September 30, 2018. The decrease was primarily the result of decreases in other operating expenses, core deposit amortization, premises and occupancy expenses and federal deposit insurance of $303,000 or 8.9%, $161,000 or 25.0%, $149,000 or 7.5%, and $116,000 or 52.7%, respectively, compared to the same period in the prior year. The lower federal deposit insurance was due to the application of small bank credits to the payment due September 30, 2019. These increases were partially offset by an increase in compensation and benefits of $244,000, or 2.6%, compared to the nine months ended September 30, 2018.

Income Tax Expense. The Company recorded a provision for income tax of $1.8 million for the nine months ended September 30, 2019 compared to $1.7 million for the nine months ended September 30, 2018. The effective tax rate was 21.4% for the nine months ended September 30, 2019 and 19.7% for the nine months ended September 30, 2018.

Non-Performing and Problem Assets

The table below sets forth the amounts and categories of non-performing assets at the dates indicated. At September 30, 2019 and December 31, 2018, there were no TDRs (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates).

	September 30,	December 31,
	2019	2018
Non-accrual loans:
One-to-four family residential and construction	$1,684	$1,727
Commercial real estate	334	661
Home equity loans and lines of credit	312	258
Commercial business	36	62
Other	9	19
Total nonaccrual loans	2,375	2,727
Loans past due 90 days and still accruing	-	3
Total non-performing loans	2,375	2,730
Foreclosed real estate	459	486
Total non-performing assets	$2,834	$3,216

Ratios:
Non-accrual loans to total loans	0.33%	0.37%
Non-performing loans to total loans	0.33%	0.37%
Non-performing assets to total assets	0.29%	0.33%
Allowance for loan losses to non-performing loans	199.71%	161.68%

At September 30, 2019, loans in process of foreclosure totaled $1.4 million.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. The Company’s primary sources of funds consist of deposit inflows, loan repayments and sales, borrowings from the Federal Home Loan Bank of Pittsburgh, repurchase agreements and maturities, principal repayments and the sale of available-for-sale securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company’s Asset/Liability Management Committee, under the direction of the Chief Financial Officer, is responsible for establishing and monitoring liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of the Bank’s customers as well as unanticipated contingencies. At September 30, 2019, the Company’s cash and cash equivalents amounted to $29.3 million. Management believes there is enough sources of liquidity to satisfy short- and long-term liquidity needs as of September 30, 2019.

Certificates of deposit due within one year of September 30, 2019 totaled $97.0 million, or 13.2% of total deposits. If these deposits do not remain with the Bank, it may be required to seek other sources of funds, including loan and securities sales, repurchase agreements and Federal Home Loan Bank advances. Management believes, however, based on historical experience and current market interest rates, the Bank will retain upon maturity a large portion of the certificates of deposit with maturities of one year or less. The Company’s maximum borrowing capacity at the FHLB at September 30, 2019 was $435.0 million.

Stockholders’ equity was $141.3 million at September 30, 2019, an increase of $3.4 million or 2.5% from $137.9 million at December 31, 2018. The increase was a result of net income of $6.7 million earned during the nine months ended September 30, 2019 as well as a $2.8 million increase in accumulated other comprehensive gains resulting from fair value adjustments on available for sale securities during the period. These increases were partially offset by $3.1 million dividends paid during the nine month period. Additionally, in accordance with the stock repurchase program, 127,539 shares of the Company’s outstanding stock were repurchased for $3.5 million during the nine months ended September 30, 2019.

Current regulatory requirements specify that the Bank and similar institutions must maintain regulatory capital sufficient to meet tier 1 leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios of at least 4.00%, 4.50%, 6.00% and 8.00%, respectively. At September 30, 2019, the Bank was in compliance with all regulatory capital requirements with ratios of 11.4%, 16.6%, 16.6% and 17.4%, respectively, and was considered “well capitalized” under regulatory guidelines.

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies proposed a rule to establish for institutions with assets of less than $10 billion that meet other specified criteria a “community bank leverage ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) of 9% that such institutions may elect to utilize in lieu of the generally applicable leverage and risk-based capital requirements noted above. A “qualifying community bank” with capital exceeding 9% will be considered compliant with all applicable regulatory capital and leverage requirements, including the requirement to be “well capitalized.” The rule has been adopted in final form and the framework will first be available for use in the Bank’s March 31, 2020 Call Report.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, the Company routinely is a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans the Bank makes. At September 30, 2019, the Company had $127.5 million in loan commitments outstanding, $62.9 million of which were for commercial loan originations and $7.9 million which were for one- to four-family and construction loan originations. In addition to those commitments to originate loans, loan commitments outstanding included $31.7 million in unused home equity lines of credit to borrowers and $25.0 million in other commitments.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2019, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer, the President and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based on that evaluation, the Company’s management, including the Chief Executive Officer, the President and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2019.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2019, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15-d15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

As of September 30, 2019, the Company was not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business. As of September 30, 2019, the Company was not involved in any legal proceedings the outcome of which would be material to its financial condition or results of operations.

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1-31, 2019	42,460	27.71	42,460	146,040
August 1-31, 2019	23,679	27.18	23,679	122,361
September 1-30, 2019	9,900	27.31	9,900	112,461
Totals	76,039	$27.40	76,039

(1)	On December 19, 2018, the Company announced that the Board of Directors authorized the repurchase of up to 240,000 shares, or approximately 5%, of the Company’s outstanding common stock. The stock repurchase program may be carried out through open market purchases, block trades, negotiated private transactions or pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission rules. The stock will be repurchased on an ongoing basis and will be subject to the availability of stock, general market conditions, the trading prices of the stock, alternative uses for capital and the Company’s financial performance. The stock repurchase program has an expiration date of December 9, 2019.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit
Number	Description

3.1	Articles of Incorporation of Standard AVB Financial Corp., as amended (1)

3.2	Bylaws of Standard AVB Financial Corp., as amended (2)

4.1	Form of common stock certificate of Standard AVB Financial Corp. (3)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0	The following materials for the three and six months ended September 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition, (ii) Statements of Income, (iii) Statements of Comprehensive Income, (iv) Statements of Changes in Stockholder’s Equity, (v) Statements of Cash Flows, and (vi) Notes to Financial Statements.

_____________

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K as filed with the Securities and Exchange Commission on August 24, 2017.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K as filed with the Securities and Exchange Commission on April 12, 2017.
(3)	Incorporated by reference to Exhibit 4 to the Company’s Annual Report on Form 10-K, as filed on April 2, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD AVB FINANCIAL CORP.

Date: November 12, 2019	/s/ Timothy K. Zimmerman
Timothy K. Zimmerman
Chief Executive Officer

Date: November 12, 2019	/s/ Susan A. Parente
Susan A. Parente
Executive Vice President and Chief Financial Officer