Form 10-K
period 2019-12-31
Standard AVB Financial Corp.
filed 2020-03-16
CIK 1492915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019
OR
☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
Commission file number 001-34893

STANDARD AVB FINANCIAL CORP.
(Exact Name of Registrant as Specified in its Charter)

Maryland	27-3100949
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
2640 Monroeville Boulevard, Monroeville, Pennsylvania	15146
(Address of Principal Executive Offices)	(Zip Code)
(412) 856-0363
(Telephone Number, including Area Code)
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	STND	The NASDAQ Stock Market, LLC
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of March 1, 2020, there were issued and outstanding 4,700,054 shares of the Registrant’s Common Stock.
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sales price on June 30, 2019 was $130.9 million.

Standard AVB Financial Corp.

Annual Report on Form 10-K
For The Year Ended
December 31, 2019

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
Standard AVB Financial Corp.
Standard AVB Financial Corp. (“Standard” or the “Company”), is a Maryland corporation that owns all of the outstanding shares of common stock of Standard Bank PaSB, a Pennsylvania chartered savings bank (the “Bank”). Standard’s common stock is quoted on the NASDAQ market place under the symbol

“STND.” The Company’s executive offices are located at 2640 Monroeville Boulevard, Monroeville, Pennsylvania 15146. The telephone number at this address is (412) 856-0363.
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
On a consolidated basis, as of December 31, 2019, Standard AVB Financial Corp. had total assets of $984.4 million, total loans receivable, net of  $713.0 million, total deposits of  $734.4 million and stockholders’ equity of  $141.8 million.
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
Available Information
The Company maintains a website at www.standardbankpa.com. Copies of the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to those reports and proxy materials are available through that website, free of charge, as soon as is reasonably practical after the Company electronically files those materials with or furnishes them to the SEC. You may access those reports by following the links under “Investor Relations” at the Company’s website. Information on this website is not and should not be considered a part of this document.
Market Area
The Company, with total assets of  $984.4 million at December 31, 2019, is the parent company of the Bank, a Pennsylvania chartered savings bank which operates seventeen offices serving individuals and small to mid-sized businesses in Allegheny, Westmoreland, and Bedford counties in Pennsylvania and Allegany County in Maryland. The Bank is a member of the Federal Deposit Insurance Corporation (“FDIC”) and an Equal Housing Lender.
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
Unemployment rates, while still relatively low in the Bank’s market area and the state of Pennsylvania, have risen over the past year and continue to be higher than the national unemployment rate. Within the Pittsburgh PA MSA, Allegheny County continues to have the lowest unemployment rate due to the stability and impact of healthcare facilities, universities, and strong technology industries. The unemployment rate in Allegany County, Maryland continues to improve though still lags in comparison to the state of Maryland.
Median household income, as a percentage change since 2010, for the Bank’s market area remains strong with the addition of higher paying technology and energy jobs. While in dollar terms each of the region’s median household income is lower than their respective states and the nation, the lower cost of living in the regions continue to offset some of the disparity. The Bank’s market area continues to be one of the most affordable housing markets in the country.
The population in the Bank’s market area continues to decline in contrast to the growth in Maryland and the nation. The median age throughout the Bank’s market area is significantly older than that of the nation and respective states. Areas outside Allegheny County, Pennsylvania continue to increase in median age at a rapid rate, however, the median age has begun to decline in the greater Pittsburgh area due to neighborhood revitalization along with an influx of technology jobs that have attracted a younger demographic. Nonetheless, there remains a significant difference in the median age between most of the Bank’s market area and that of Pennsylvania, Maryland, and the nation; the largest disparity being over eight years between Westmoreland County, Pennsylvania and the nation.
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
The Bank’s deposit sources are primarily concentrated in the communities surrounding its community banking offices, located in the Pennsylvania counties of Allegheny, Westmoreland and Bedford and Allegany County, Maryland. As of December 31, 2019, the Bank ranked 16th in deposit market share out of 20 bank and thrift institutions with offices in Allegheny County, Pennsylvania with a market share of 0.3%, 9th in deposit market share out of 20 bank and thrift institutions in Westmoreland County, Pennsylvania with a market share of 2.9%, 8th in deposit market share out of 9 bank and thrift institutions in Bedford County, Pennsylvania, with a market share of 3.4% and 4th in deposit market share out of 4 bank and thrift institutions in Allegany County, Maryland with a market share of 11.5%
Lending Activities
The Bank’s primary lending activities are the origination of commercial real estate loans, commercial business loans, one- to four-family residential mortgage loans and home equity loans and lines of credit. To a lesser extent, the Bank also originates construction loans and consumer loans.
Commercial Real Estate Loans.   At December 31, 2019, $323.8 million, or 45.1%, of the Bank’s total loan portfolio, consisted of commercial real estate loans. Properties securing the Bank’s commercial real estate loans primarily include loans to lessors of residential buildings and dwellings, lessors of non-residential buildings, properties for single family home construction, small office buildings and warehouse/industrial facilities. The Bank generally seeks to originate commercial real estate loans with initial principal balances not to exceed $6.0 million. Substantially all of the Bank’s commercial real estate loans are secured by properties located in its primary market area. At December 31, 2019, the Bank’s largest commercial real estate loan relationship (consisting of two separate commercial real estate loans) had a combined principal balance of  $5.8 million and was secured by one commercial office building and one manufacturing facility. These loans were performing in accordance with their terms and conditions at December 31, 2019.
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
Commercial Business Loans.    The Bank makes various types of secured and unsecured commercial business loans to customers in its market area for working capital and other general business purposes. The terms of these loans generally range from less than one year to a maximum of ten years. The loans are either negotiated on a fixed-rate basis or carry adjustable interest rates indexed to a market rate index. The Bank seeks to originate loans to small- and medium-size businesses with principal balances between $50,000 and $5.0 million. At December 31, 2019, the Bank had commercial business loans totaling $47.5 million, or 6.6% of the total loan portfolio.
Commercial credit decisions are based upon the Bank’s credit assessment of the loan applicant. The Bank evaluates the applicant’s ability to repay in accordance with the proposed terms of the loan and the Bank assesses the risks involved. Personal guarantees of the principals are typically obtained. In addition to evaluating the loan applicant’s financial statements, the Bank considers the adequacy of the primary and secondary sources of repayment for the loan and debt service coverage. Credit agency reports of the applicant’s personal credit history supplement the Bank’s analysis of the applicant’s creditworthiness. Collateral supporting a secured transaction is also analyzed to determine its value and marketability. Commercial business loans generally carry higher interest rates than residential loans of like duration due to a higher risk of default as repayment generally depends on the successful operation of the borrower’s business and the sufficiency of any collateral. At December 31, 2019, the Bank’s largest commercial business loan was to a municipality. The loan had a principal balance of  $4.2 million and was secured by the full faith and credit and taxing authority of the borrower. This loan was performing in accordance with its terms and conditions at December 31, 2019.
One- to Four-Family Residential Mortgage Loans.    At December 31, 2019, $234.4 million, or 32.7%, of the Bank’s total loan portfolio, consisted of one- to four-family residential mortgage loans. The Bank offers fixed-rate and adjustable-rate residential mortgage loans with maturities up to 30 years. One- to four-family residential mortgage loans are generally underwritten according to secondary market guidelines, and the Bank refers to loans that conform to such guidelines as “conforming loans.” The Bank generally originates both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which is currently $510,400 for single-family homes. However, loans in excess of  $510,400 (which are referred to as “jumbo loans”) are generally originated for retention in the Bank’s loan portfolio or may be sold servicing released. The Bank’s portfolio maximum loan amount for these loans is generally $750,000. The Bank underwrites jumbo portfolio loans in the same manner as conforming loans. Most of the Bank’s one- to four-family residential mortgage loan originations are generated by its mortgage loan officers.
The Bank will originate loans with loan-to-value ratios in excess of 80%, up to and including a loan-to-value ratio of 97%. The Bank requires private mortgage insurance for loans with loan-to-value ratios in excess of 80%. During the year ended December 31, 2019, the Bank originated $5.9 million of one- to four-family residential mortgage loans with loan-to-value ratios in excess of 80%. The Bank offers special programs for low- and moderate-income home purchasers within low to moderate income census tracts. The property must be located within the Bank’s lending assessment area. Household income must be less than 80% of the median income of the Metropolitan Statistical Area in order to qualify for the special low-to moderate-income program. Loans under this program may be originated up to a 89% loan to value.
The Bank generally sells fixed rate conforming loans with terms greater than 15 years and retains the servicing rights on loans sold to generate fee income. For the year ended December 31, 2019, the Bank recognized loan servicing fees of  $312,000. As of December 31, 2019, the principal balance of loans serviced for others totaled $69.0 million.
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
Home Equity Loans and Lines of Credit.    In addition to traditional one- to four-family residential mortgage loans, the Bank offers home equity loans and home equity lines of credit that are secured by the borrower’s primary residence or secondary residence. At December 31, 2019, the Bank’s home equity loans and lines of credit totaled $111.5 million and represented 15.5% of the total loan portfolio. The Bank’s home equity loans are originated with fixed rates of interest and with terms of up to 15 years. Home equity lines of credit have a maximum term of 20 years. The Bank offers interest only lines of credit with a 10-year draw period in which interest is due monthly. After the initial 10-year draw period, the borrower is required to make principal and interest payments based on a 10-year amortization. The Bank’s home equity lines of credit are currently originated with adjustable rates of interest. Home equity loans and lines of credit are generally underwritten with the same criteria that the Bank uses to underwrite one- to four-family residential mortgage loans. For a borrower’s primary residence, home equity loans and lines of credit may be underwritten with a loan-to-value ratio of 89.9% and 85.0%, respectively, when combined with the principal balance of the existing mortgage loan. At the time the Bank closes a home equity loan or line of credit, the Bank records a mortgage to protect its security interest in the underlying collateral. At December 31, 2019 the Bank’s in-house maximum limit for home equity loans and lines of credit was $750,000. Loans over $400,000 require title insurance.
Home equity loans and lines of credit entail greater credit risks compared to the one- to four-family residential mortgage loans the Bank originates, as they typically involve higher loan-to-value ratios. Therefore, any decline in real estate values may have a more detrimental effect on home equity loans and lines of credit compared to one- to four-family residential mortgage loans.
Construction Loans.   The Bank makes commercial construction loans for rental properties, commercial buildings and homes built by developers on speculative, undeveloped property. The terms of commercial construction loans are made in accordance with the Bank’s commercial loan policy. Advances on construction loans are made in accordance with a schedule reflecting the cost of construction, but are generally limited to an 80% loan-to-completed-appraised-value ratio. Repayment of construction loans on non-residential properties is normally expected from the property’s eventual rental income, income from the borrower’s operating entity or the sale of the subject property. In the case of income-producing property, repayment is usually expected from permanent financing upon completion of construction. The Bank typically provides the permanent mortgage financing on construction loans. Construction loans are interest-only loans during the construction period, which typically do not exceed 12 months, and convert to permanent, amortizing financing following the completion of construction. At December 31, 2019, commercial construction loans totaled $8.2 million and are included with commercial real estate loans. At December 31, 2019, the additional un-advanced portion of these construction loans totaled $5.7 million.
The Bank makes residential construction loans for one- to four-family owner-occupied properties. Advances on residential construction loans are made in accordance with a schedule reflecting the cost of construction. The terms of residential construction loans are made in accordance with the Bank’s one- to four-family residential lending policy (described under “One- to Four-Family Residential Mortgage Loans”). At December 31, 2019, residential construction loans totaled $1.2 million and are included with one-to-four family residential and construction loans. At December 31, 2019, the additional un-advanced portion of these construction loans totaled $900,000.
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
During the year ended December 31, 2019, the Bank sold approximately 64.3% or $13.9 million of the fixed rate one-to-four family mortgage loans it originated. Of that total, 97.5% or $13.6 million had terms greater than 15 years. The loans were originated by the Bank and sold on the secondary market as well as to the Federal Home Loan Bank of Pittsburgh (“FHLB”) through its Mortgage Partnership Finance (“MPF”) program. The Bank also receives fees related to the referral of loan to a secondary market lender whereby the Bank does not originate the loan. In 2019, the Bank referred $5.0 million of fixed rate one-to-four family mortgage loans. The Bank determines on a loan by loan basis whether or not to retain the loan servicing rights. At December 31, 2019, the Bank was servicing one-to-four family mortgage loans owned by others with a principal balance of  $69.0 million. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. The Bank retains a portion of the interest paid by the borrower on the loans it services as consideration for servicing activities.
From time to time, banks enter into participation agreements with other banks on commercial loans in order to spread credit risk and manage customer expectations. In these circumstances, the Bank will generally follow its customary loan underwriting and approval policies. At December 31, 2019, the Bank had $45.8 million in loan participations bought where another bank was the lead lender. Conversely, the Bank had $7.1 million related to loan participations sold where the Bank acted as the lead lender and serviced the loan relationship.
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
The Bank’s policies and loan approval limits are established by the Board of Directors. The approval authority necessary to decision all loan applications regardless of loan type is based on the resulting total exposure of the relationship. Secured loan requests with a relationship exposure of  $3.0 million or less can be approved by designated individual officers, officers acting together with specific lending approval authority, and/or the Officer Loan Committee. Secured loan requests with a relationship exposure in excess of $3.0 million can be approved by the Board Loan Committee. Unsecured loan requests utilize a similar authority breakdown with the Board Loan Committee decisioning transaction for relationships with unsecured exposures in excess of  $750,000. The Board of Directors approves all loan requests subject to Regulation O, and those that result in a relationship exposure that exceeds the Bank’s internal House Limit. The Bank’s House Limit was $8.5 million at December 31, 2019.
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
The Company designates a security as either trading, held to maturity, or available for sale, based upon the Company’s ability and intent. Securities bought and held principally for the purpose of selling them in the near term are classified as trading and are reported at fair value, with unrealized gains and losses included in earnings. Held-to-maturity securities are debt securities acquired with the intent and ability to hold to maturity and are stated at amortized cost. Available-for-sale securities are other debt and equity securities that are not classified as trading or held-to-maturity securities and serve principally as a source of liquidity. Available-for-sale debt securities are stated at fair value, with unrealized holding gains and losses reported as a separate component of stockholders’ equity, net of tax, until realized. Available-for-sale equity securities are stated at fair value, with unrealized holding gains and losses reported as equity fair value adjustments in the income statement.
A periodic review and evaluation of the available for sale and held to maturity securities portfolios is conducted to determine if the fair value of any security has declined below its carrying value and whether such decline is other-than-temporary. At December 31, 2019, all of the Company’s securities were classified as available for sale. The Company’s securities portfolio at December 31, 2019 consisted primarily of securities with the following fair values: $91.5 million of mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises; $58.8 million of municipal obligations;

$8.5 million of U.S. government and agency obligations; $2.6 million of corporate bonds and $3.0 million of equity securities. At December 31, 2019, none of the collateral underlying the Company’s securities portfolio was considered subprime or Alt-A. See “Item 7 — Management’s Discussion of Financial Condition and Results of Operations — Balance Sheet Analysis: December 31, 2019 and December 31, 2018 — Investment Securities Portfolio” for a discussion of the recent performance of the Company’s securities portfolio.
Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” to investors, net of certain costs, including servicing and guarantee fees. Mortgage-backed securities are typically collateralized by pools of one- to four-family or multifamily (loans on properties with 5 or more units) mortgages, although the Bank invests primarily in mortgage-backed securities backed by one- to four-family mortgages. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as the Bank. The interest rate on the security is lower than the interest rates on the underlying loans to allow for payment of servicing and guaranty fees. Ginnie Mae, a U.S. government agency, and government sponsored enterprises, such as Fannie Mae and Freddie Mac, guarantee the timely payment of principal and interest to investors. Mortgage-backed securities are more liquid than individual mortgage loans since there is an active trading market for such securities. In addition, mortgage-backed securities may be used to collateralize borrowings and public deposits. Investments in mortgage-backed securities involve a risk that actual payments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or accretion of any discount relating to such interests, thereby affecting the net yield on securities. Current prepayment speeds determine whether prepayment estimates require modification that could cause amortization or accretion adjustments.
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
Borrowings.   Borrowings consist of short-term borrowings and long term advances from the FHLB, funds borrowed from customers under repurchase agreements, and financing lease liabilities. At December 31, 2019, there were no FHLB short-term borrowings and long-term advances totaled $96.0 million, or 11.4%, of total liabilities. Repurchase agreements totaled $3.7 million, or 0.4%, of total liabilities. Financing lease liabilities totaled $3.1 million, or 0.4%, of total liabilities at December 31, 2019. At December 31, 2019, the Bank had access to additional FHLB borrowings of up to $335.8 million. Short-term borrowings and long-term advances from the FHLB are collateralized by certain qualifying collateral such as loans, with weighted average collateral values determined by the FHLB equal to a least the unpaid amount of outstanding borrowings. Repurchase agreements are secured by municipal and U.S. government obligations.
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
Personnel
As of December 31, 2019, the Bank had 146 full time and 11 part time employees. The Bank’s employees are not represented by any collective bargaining group. Management believes they have a good working relationship with their employees.

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
Dodd-Frank Act
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), has significantly changed the bank regulatory structure and affected the lending, investment, trading and operating activities of depository institutions and their holding companies. See “Item 1A — Risk Factors — The Dodd-Frank Act may have a material impact on the Bank’s operations and the cost of operations.” Many of the provisions of the Dodd-Frank Act had delayed effective dates and the legislation required various federal agencies to promulgate numerous and extensive implementing regulations over a period of years. Although the effect of all of these regulations cannot be completely determined at this time, it is expected that the legislation and implementing regulations will continue to increase the Bank’s operating and compliance costs.
On May 24, 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Economic Growth Act”) was enacted to modify or remove certain financial reform rules and regulations, including some of those implemented under the Dodd-Frank Act. While the Economic Growth Act maintained most of the regulatory structure established by the Dodd-Frank Act, it amended certain aspects of the regulatory framework for small depository institutions with assets of less than $10.0 billion and for large banks with assets of more than $50.0 billion. Many of these changes could result in meaningful regulatory changes for banks and their holding companies.
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
In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement was 2.5% of risk-weighted assets at December 31, 2019.
As a result of the Economic Growth Act, the federal banking agencies were required to develop an optional “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for depository institutions with assets of less than $10.0 billion. A “qualifying community bank” that exceeds this ratio and elects the alternative framework is deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well-capitalized” under Prompt Corrective Action regulations discussed below. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the Community Bank Leverage Ratio option. The federal banking agencies were required to set the minimum capital for the new Community Bank Leverage Ratio at not less than 8.0% and not more than 10.0%. A final rule was issued, effective January 1, 2020, establishing the ratio at 9% tier 1 capital to total consolidated assets.

The Bank is also subject to capital guidelines of the Pennsylvania Department of Banking and Securities. The Pennsylvania Department of Banking and Securities requires 4.0% leverage capital and incorporates the federal risk-based requirements. The components of capital are substantially the same as those defined by the FDIC. At December 31, 2019, the Bank’s capital exceeded all applicable requirements.
Prompt Corrective Action.   Under federal regulations, as amended to incorporate the previously referenced revised capital requirements, a bank is considered to be (i) “well capitalized” if it has total risk-based capital of 10.0% or more, Tier 1 risk-based capital of 8.0% or more, common equity Tier 1 risk-based capital of 6.5% or more and Tier 1 leverage capital of 5.0% or more and is not subject to any written capital order or directive; (ii) “adequately capitalized” if it has total risk-based capital of 8.0% or more, Tier 1 risk-based capital of 6.0% or more, common equity Tier 1 risk-based capital of 4.5% or more and Tier 1 leverage capital of 4.0% or more and does not meet the definition of  “well capitalized”; (iii) “undercapitalized” if it has total risk-based capital of less than 8.0%, Tier 1 risk-based capital of less than 6.0%, common equity Tier 1 risk-based capital of 4.5% or less or Tier 1 leverage capital of less than 4.0%; (iv) “significantly undercapitalized” if it has total risk-based capital of less than 6.0%, Tier 1 risk-based capital less than 4.0% common equity Tier 1 risk-based capital of less than 3.0, or Tier 1 leverage capital of less than 3.0%; and (v) “critically undercapitalized” if its ratio of tangible equity to total assets is equal to or less than 2.0%. Federal regulations also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized, and may require an adequately capitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). As of December 31, 2019, the Bank was “well-capitalized” for this purpose and exceeded all applicable capital requirements.
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
Loans-to-One-Borrower Limitation.   Under applicable regulations, with certain limited exceptions, a Pennsylvania chartered savings bank may lend to a single or related group of borrowers on an “unsecured” basis an amount equal to 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily marketable collateral, which is defined to include certain financial instruments and bullion, but generally does not include real estate. As a prudent lending practice, however, Management and the Board of Directors have established an internal limitation for approval purposes based on the total exposure of a relationship. The formula to determine the Bank’s internal limitation is Tangible Capital times 15% times 50%. This limitation is a rolling number based on the Bank’s capital balance, and is measured at the end of each calendar quarter. The internal limitation as of December 31, 2019 was $8.5 million. Any new loan request that results in an exposure for approval purposes that exceeds this limitation must be presented to the full Board of Directors for decisioning.
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
The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC was required to seek to achieve the 1.35% ratio by September 30, 2020. The Dodd-Frank Act required insured institutions with assets of  $10.0 billion or more to fund the increase from 1.15% to 1.35% and, effective July 1, 2016, such institutions were subject to a surcharge to achieve that goal. In November 2018, the FDIC announced that the 1.35% ratio had been achieved. Institutions with less than $10 billion in assets will be receiving credits to the extent that their assessment payments contributed to raising the ratio between 1.15% and 1.35%. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC, and the FDIC has exercised that discretion by establishing a long-term fund ratio of 2.0%.
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
Federal Home Loan Bank System.   The Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Pittsburgh, the Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2019, the Bank was in compliance with this requirement.
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
The Federal Reserve Board has adopted consolidated capital requirements for bank holding companies with assets of  $3.0 billion or greater. The Dodd-Frank Act required the Federal Reserve Board to revise its holding company consolidated capital requirements so that they are no less stringent than those applicable to insured depository institutions. The previously referenced regulatory capital requirements applicable to banks also apply to bank holding companies with consolidated assets of  $3.0 billion or more. Such capital requirements would apply to the Company at such time as its size met that threshold.
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
Change in Control Regulations.   Under the Change in Bank Control Act, no person may acquire control of a bank holding company unless the Federal Reserve Board has been given 60 days prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under federal regulations, means ownership, control of or holding more than 25% of any class of voting stock, control in any manner of the election of a majority of the institution’s directors, or a determination by the regulator that the acquirer has the power, directly or indirectly, to exercise a controlling influence over the management or policies of the institution. Acquisition of more than 10% of any class of a bank holding company’s voting stock constitutes a rebuttable determination of control under the regulations under certain circumstances, including where the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934. In addition, federal regulations provide that no company may acquire control of a bank holding company (as “control” is defined in the BHCA Act) without the prior approval of the Federal Reserve Board. Any company that acquires such control becomes a “bank holding company” subject to registration, examination and regulation by the Federal Reserve Board.
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
Minimum Tax.   The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent alternative minimum taxable income is in excess of an exemption amount. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At December 31, 2019, the Company had no alternative minimum tax credit carryforward.
Net Operating Loss Carryovers.   At December 31, 2019, the Company had no net operating loss carryovers for federal income tax purposes.
Corporate Dividends.   The Company will be able to exclude from income 100% of dividends received from the Bank as a member of the same affiliated group of corporations.
Audit of Tax Returns.   The 2014 federal tax return was audited by the Internal Revenue Service in 2016 with no changes to the return as filed. There are no audits of any open tax years currently underway.
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
The Bank intends to emphasize originating commercial real estate and commercial business loans. Because the repayment of commercial real estate and commercial business loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the local real estate market or economy. Commercial real estate and commercial business loans generally have more risk than one- to four-family residential real estate loans. Commercial real estate and commercial business loans may also involve relatively large loan balances to individual borrowers or groups of related borrowers. Any continued weakness or downturn in the real estate market or the local economy could adversely affect the value of properties securing the loan or the revenues from the borrower’s business, thereby increasing the risk of nonperforming loans. As the Bank’s commercial real estate portfolio increases, the corresponding risks and potential for losses from these loans may also increase.
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
The Financial Accounting Standards Board (“FASB”) has adopted Accounting Standard Update (“ASU”) 2016-13. This standard, often referred to as “CECL” (reflecting a current expected credit loss model), will require companies to recognize an allowance for credit losses based on estimates of losses expected to be realized over the contractual lives of the loans. Under current U.S. GAAP, companies generally recognize credit losses only when it is probable that a loss has been incurred as of the balance sheet date. This new standard will require the Bank to collect and review increased types and amounts of data for management to determine the appropriate level of the allowance for loan losses, and may require the Bank to increase the allowance for loan losses. Any increase in the Bank’s allowance for loan losses or expenses may have a material adverse effect on the Company’s financial condition and results of operations. In November 2019, the FASB issued ASU 2019-10 which defers the effective date of ASU 2016-13 for SEC filers that are eligible to be smaller reporting companies, non-SEC filers, and all other companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Bank’s management will continue to work through the provisions of the ASU to determine what impact it will have on the consolidated financial statements.
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
Changes in interest rates creates reinvestment risk, which is the risk that the Company may not be able to reinvest prepayments at rates that are comparable to the rates earned on the prepaid loans or investment securities in a declining interest rate environment. Additionally, increases in interest rates may decrease loan demand and/or make it more difficult for borrowers to repay adjustable-rate loans. Changes in interest rates also affect the current fair value of the Company’s interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At December 31, 2019, a “rate shock” analysis indicated that the Company’s net portfolio value (the difference between the present value of assets and the present value of liabilities) would decrease by approximately $3.8 million, or 2.42%, if there was an instantaneous 200 basis point increase in market interest rates.
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
Acts of terrorism, severe weather, natural disasters, pandemics, public health issues and other external events could impact the Company’s ability to conduct business.
The Company’s business is subject to risk from external events that could affect the stability of the Bank’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue, and/or cause the Company to incur additional expenses. For example, financial institutions have been, and continue to be, targets of terrorist threats aimed at compromising their operating and communication systems. Additionally, there could be sudden increases in electrical, telecommunications or other major physical infrastructure outages, natural disasters, the emergence of widespread health emergencies or pandemics, events arising from local or larger scale political or social matters, including terrorist acts, and cyber-attacks. Events such as these may become more common in the future and could cause significant damage, such as disrupt power and communication services, impact the stability of the Company’s facilities and result in additional expenses, impair the ability of the Bank’s borrowers to repay their loans and reduce the value of collateral securing the repayment of the Bank’s loans, which could result in the loss of revenue. While the Company has established and regularly test disaster recovery procedures, the occurrence of any such event could have a material adverse effect on the Company’s business, operations and financial condition.
Changes in the valuation of the Company’s securities portfolio could adversely affect the Company.
As of December 31, 2019, the Company’s investment securities portfolio, which includes government agency securities, mortgage-backed securities, municipal obligations, corporate bonds and marketable equity securities totaled $164.3 million, or 16.7% of the Company’s total assets. The Company’s securities portfolio may be impacted by fluctuations in market value, potentially reducing earnings. Fluctuations in market value may be caused by changes in market interest rates, lower market prices for securities and limited investor demand. Management evaluates securities for other-than-temporary impairment on a quarterly basis, with more frequent evaluation for selected issues. In analyzing a debt issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, industry analysts’ reports and, to a lesser extent given the relatively insignificant levels of depreciation in the Company’s debt portfolio, spread differentials between the effective rates on instruments in the portfolio compared to risk-free rates. Changes in interest rates can also have an adverse effect on the Company’s financial condition, as the Company’s available-for-sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates. The declines in fair value could result in charges to earnings that could have a material adverse effect on the Company’s net income and capital levels.
Financial reform legislation has increased the Company’s costs of operations.
The Dodd-Frank Act has significantly changed the regulation of banks and savings institutions and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act required various federal agencies and regulators to adopt a broad range of new rules and regulations intended to place significant restrictions and requirements on financial institutions and to prepare numerous studies and reports for Congress. Almost immediately following the 2016 election, the Administration indicated they would support plans for Dodd-Frank reform. In 2018 the Economic Growth, Regulatory Relief and Consumer Protection Act (“S. 2155”) was passed by Congress and signed by the President. While S. 2155 provided some regulatory relief for mortgage lending, regulatory reporting and length of examination cycles, capital requirements and appraisals, among others, it did not impact most of the restrictions and requirements in the Dodd-Frank Act. While there are efforts for more reform of Dodd-Frank, the Company cannot predict whether those efforts will be successful and the extent to how those changes will impact business, operations or financial condition. However, compliance with the remaining provisions of the Dodd-Frank Act and its implementing regulations and policies continue to have a significant impact on the Company’s business and operations, as well as additional costs, and have diverted management's time from other business activities, which adversely affects the Company’s financial condition and results of operations.
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
The Financial Accounting Standards Board has adopted a new accounting standard that will be effective for the Company for the 2023 fiscal year. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses. This will change the current method of providing allowances for loan losses that are probable, which may require the Bank to increase the allowance for loan losses, and to greatly increase the types of data it would need to collect and review to determine the appropriate level of the allowance for loan losses. Any increase in the Bank’s allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on the Company’s financial condition and operating results.
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
Development of New Products and Services May Impose Additional Costs on the Company and May Expose It to Increased Operational Risk.
The Company’s financial performance depends, in part, on the ability to develop and market new and innovative services and to adopt or develop new technologies that differentiate products or provide cost efficiencies, while avoiding increased related expenses. This dependency is exacerbated in the current “FinTech” environment, where financial institutions are investing significantly in evaluating new technologies, such as artificial intelligence and digital delivery channels, and developing potentially industry-changing new products, services and industry standards. The introduction of new products and services can entail significant time and resources, including regulatory approvals. Substantial risks and uncertainties are associated with the introduction of new products and services, including technical and control requirements that may need to be developed and implemented, rapid technological change in the industry. The Company’s ability to access technical and other information from clients, the significant and ongoing investments required to bring new products and services to market in a timely manner at competitive prices and the preparation of marketing, sales and other materials that fully and accurately describe the product or service and underlying risks. The Company’s failure to manage these risks and uncertainties also exposes it to enhanced risk of operational lapses which may result in the recognition of financial statement liabilities. Regulatory and internal control requirements, capital requirements, competitive alternatives, vendor relationships and shifting market preferences may also determine if such initiatives can be brought to market in a manner that is timely and attractive to the Company’s clients. Failure to successfully manage these risks in the development and implementation of new products or services could have a material adverse effect on the Company’s business and reputation, as well as on consolidated results of operations and financial condition.
The flattening or inversion of the yield curve may adversely affect the Company’s net interest income and profitability.
In 2017 and 2018 the Federal Reserve Board increased the federal funds target rate by 200 basis points, which resulted in increased in short-term rates, such as the cost of deposits the cost of overnight borrowings, while long-term rates on loans and securities did not rise as much, resulting in a flattening of the yield curve. In 2019, the Federal Reserve decreased the federal funds target rate by 75 basis points. Nevertheless, the yield curve continued to remain flat. A flat yield curve combined with low interest rates generally leads to lower revenue and reduced margins because it tends to limit the Company’s ability to increase the spread between asset yields and funding costs. Sustained periods of time with a flat yield curve coupled with low interest rates, or an inversion of the yield curve, could have a material effect on the Company’s net interest margin and earnings.
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
The Company will continue to incur significant costs to ensure compliance with corporate governance and accounting requirements.
The Company expects to continue to incur significant costs associated with public company reporting requirements, costs associated with applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the SEC. The Company expects all of these applicable rules and regulations will continue to increase legal and financial compliance costs and to make some activities more time-consuming and costly.

The Company’s success will depend upon the ability of management to attract and retain talent.
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
Competition in the banking and financial services industry is intense. In the Company’s market areas it competes with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Some of the Company’s competitors have greater name recognition and market presence that benefits them in attracting business, and offer certain services that the Company does not or cannot provide. In addition, larger competitors may be able to price loans and deposits more aggressively than the Company does, which could affect the ability to grow and remain profitable on a long-term basis. The Company’s profitability depends upon its continued ability to successfully compete in its market areas. This could become increasingly difficult if some competitors in the Bank’s market areas price loans and deposits irrationally. If the Company must raise interest rates paid on deposits or lower interest rates charged on loans, the net interest margin and profitability could be adversely affected. For additional information see “Item 1 — Business — Standard Bank — Competition.”
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
The Company’s stock price may be volatile due to limited trading volume.
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
ITEM 1B.   Unresolved Staff Comments
None.
ITEM 2.   Properties
The Bank operates from seventeen full service branches located in Allegheny, Westmoreland and Bedford counties in Pennsylvania and Allegany County, Maryland. The Bank considers its primary market area to be eastern Allegheny, Westmoreland, northern Fayette and southern Bedford counties in Pennsylvania and Allegany County, Maryland. The net book value of its office, properties and equipment was $9.9 million at December 31, 2019.
The following table sets forth information with respect to the full-service banking offices, including the expiration date of leases with respect to leased facilities.
Branch Name	Address	Owned or Leased
Cumberland	200 N. Mechanic Street Cumberland, MD 21502	Owned
LaVale	1275 National Highway LaVale, MD 21502	Owned
Blawnox	201 Freeport Road Pittsburgh, PA 15238	Owned
Green Tree	Four Parkway Center #100 875 Greentree Road Pittsburgh, PA 15220	Leased (expires 1/31/2020)
Greensburg	5150 Route 30 Greensburg, PA 15601	Leased (expires 4/30/2026)
Hyndman	3945 Center Street Hyndman, PA 15545	Owned
Lawrenceville	5137 Butler Street Pittsburgh, PA 15201	Owned

Branch Name	Address	Owned or Leased
Ligonier	211 W. Main Street Ligonier, PA 15658	Owned
McKnight Road	7703 McKnight Road Pittsburgh, PA 15237	Leased (expires 6/30/2030)
Monroeville (Corporate Headquarters)	2640 Monroeville Boulevard Monroeville, PA 15146	Owned
Mount Pleasant	659 W. Main Street Mt Pleasant, PA 15666	Owned
Mt. Troy	2000 Mt. Troy Road Pittsburgh, PA 15212	Owned
Murrysville	4785 Old William Penn Highway Murrysville, PA 15668	Owned
Pittsburgh (downtown)	Lawyers Building 428 Forbes Avenue Pittsburgh, PA 15219	Leased (expires 10/31/2025)
Scottdale	100 Pittsburgh Street Scottdale, PA 15683	Owned
Shaler	900 Mt. Royal Boulevard Pittsburgh, PA 15223	Owned
Shaler Drive-Thru	1100 Mt. Royal Boulevard Pittsburgh, PA 15223	Owned
ITEM 3.   Legal Proceedings
From time to time, the Company is involved as plaintiff or defendant in various legal proceedings arising in the ordinary course of business. At December 31, 2019, the Company was not involved in any legal proceedings, the outcome of which management believes would be material to the Company’s financial condition or results of operations.
ITEM 4.   Mine Safety Disclosures
Not Applicable.

PART II
ITEM 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of               Equity Securities
Market Information
The Company’s common stock trades on the NASDAQ market place under the symbol “STND.” As of December 31, 2019, the Company had 4,689,354 shares of common stock outstanding and 558 stockholders of record. Certain shares of the Company are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
Equity Compensation Plan Information
Set forth below is information as of December 31, 2019 regarding equity compensation plans that have been approved by stockholders. The Company has no equity based benefit plans that were not approved by stockholders.
Equity compensation plans approved by stockholders	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price(1)	Number of securities available for future issuance under equity compensation plans
Standard Financial Corp. 2012 Equity Incentive Plan	212,080	$16.50	101,144
Allegheny Valley Bankcorp, Inc 2011 Stock Incentive Plan	35,701	$20.46	72,588

(1)
Reflects exercise price of options only.

Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities during the year ended December 31, 2019.
Issuer Purchases of Equity Securities
The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of common stock of the Company during the fourth quarter of 2019:
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)
October 1 – 31, 2019	6,250	$27.47	6,250	106,211
November 1 – 30, 2019	5,000	28.00	5,000	101,211
December 1 – 31, 2019	—	—	—	101,211
Totals	11,250	$18.49	11,250

(1)
On December 19, 2018, the Company announced that the Board of Directors authorized the repurchase of up to 240,000 shares, or approximately 5% of the Company’s outstanding common stock. The stock repurchase program may be carried out through open market purchases, block trades, negotiated private transactions or pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission rules. The stock will be repurchased on an ongoing basis and will be subject to the availability of stock, general market conditions, the trading prices of the stock, alternative uses for capital and the Company’s financial performance. The stock repurchase program has an expiration date of May 26, 2020.

On January 29, 2020, the Company announced that its Board of Directors approved a new stock repurchase program. The new stock repurchase program is to be implemented upon the completion of the

Company’s current stock repurchase program which had 101,211 shares available for repurchased at December 31, 2019. Pursuant to the new stock repurchase program, the Company may repurchase up to an additional 230,000 shares of its common stock, or approximately 5% of its current outstanding shares.
ITEM 6.   Selected Financial Data
Not applicable.
ITEM 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
This section is intended to help potential investors understand the Company’s financial performance through a discussion of the factors affecting its financial condition at December 31, 2019 and December 31, 2018, and the Company’s consolidated results of operations for the year ended December 31, 2019. This section should be read in conjunction with the audited consolidated financial statements and notes that appear elsewhere in this Annual Report.
Overview
The Company provides a wide array of consumer and commercial financial products and services to individuals, families and small to medium-sized businesses through 17 banking offices located in the Pennsylvania counties of Allegheny, Westmoreland and Bedford and Allegany County, Maryland through its wholly-owned subsidiary Standard Bank. In addition to providing traditional banking services, the Bank offers enhanced investment advisory, brokerage, and insurance services.
The primary sources of funds consist of deposit inflows, loan repayments and sales, advances and short-term borrowings from the FHLB and repurchase agreements and maturities, principal repayments and sales of available for sale securities.
Building shareholder value through consistent earnings remains the Company’s primary focus. The Company’s key performance metrics are net income, return on average assets, return on average equity, the efficiency ratio and non-performing assets to total assets.
The primary source of earnings is net interest income. Operational results can be affected by a wide range of factors including general and local economic and competitive conditions, changes in market interest rates and actions of regulatory authorities. The Company continues to focus on managing the interest rate margin and maximizing earnings from sources other than interest income, controlling non-interest expenses and maintaining strong asset quality.
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

•
Increasing commercial real estate and business lending while maintaining conservative loan underwriting standards.   The largest increase in the Bank’s loan portfolio balance in recent years has been to the growth in the commercial loan portfolio. Commercial real estate and business loans totaled approximately $371.4 million, or 51.7% of the gross loan portfolio at December 31, 2019. In growing the commercial loan portfolio, the Bank has emphasized maintaining strong asset quality by following conservative loan underwriting guidelines. All commercial loans are underwritten in a central location in the Lawrenceville office to ensure uniformity and consistency in underwriting decisions.
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

•
Emphasizing core deposits by attracting new customers and enhancing existing customer relationships.    In an effort to grow the banking franchise, the Bank has enhanced direct marketing efforts to local businesses and consumers and established a stronger culture of cross-selling products to existing customers. In addition, the Bank has worked to enhance treasury management products and services. This line of business provides higher balance, lower cost accounts which use more sophisticated electronic cash management services than the consumer or average small business. A comprehensive strategy has been developed to attract and retain deposits by offering enhanced technology, such as mobile and online banking, remote check deposit, positive pay, People Pay and remote deposit capture, with a consistent emphasis on quality customer service.

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
Balance Sheet Analysis: December 31, 2019 and December 31, 2018
General.   The Company’s total assets as of December 31, 2019 increased $12.6 million, or 1.3%, to $984.4 million from $971.8 million at December 31, 2018. The increase in total assets included an increase in cash and cash equivalents of  $16.2 million, or 100.1%, and an increase in investment and mortgage-backed securities of  $13.4 million, or 9.1%, partially offset by a decrease in loans receivable of  $16.0 million, or 2.2%, for the year ended December 31, 2019.
Cash and Cash Equivalents.   Cash and cash equivalents increased $16.2 million, or 100.1%, to $32.4 million at December 31, 2019 from $16.2 million at December 31, 2018. The increase primarily resulted from customer deposits and loan repayments, partially offset by purchases of investment and mortgage-backed securities and repayments of short-term and long-term borrowings during the period.
Investment Securities.   Investment securities available for sale increased $3.7 million, or 5.6%, to $69.9 million at December 31, 2019 from $66.2 million at December 31, 2018. Purchases of investment securities totaled $13.9 million, partially offset by calls and maturities of  $5.3 million and sales of  $6.3 million during the year ended December 31, 2019. Additionally, there was a $1.5 million increase in the unrealized gain on investment securities during the period.

Equity Securities.   Equity securities were $3.0 million and $2.7 million at December 31, 2019 and December 31, 2018, respectively. There were no purchases or sales of equity securities during the year ended December 31, 2019.
Mortgage-Backed Securities.   The Company’s mortgage-backed securities available for sale increased $9.7 million, or 11.8%, to $91.5 at December 31, 2019 from $81.8 million at December 31, 2018. Purchases of mortgage-backed securities totaled $30.4 million, partially offset by repayments of  $20.3 million and sales of  $1.3 million during the year ended December 31, 2019. Additionally, there was a $1.7 million increase in the unrealized gain on mortgage-backed securities during the period.
Investment, Equity and Mortgage-Backed Securities Composition.   The composition of the investment, equity, and mortgage-backed securities portfolio is summarized in the following table (dollars in thousands). At December 31, 2019 and December 31, 2018, all of the Company’s investment, equity, and mortgage-backed securities were classified as available for sale and recorded at current fair value.
	At December 31,
	2019		2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Municipal obligations	$57,506	$58,816	$53,546	$53,698
U.S. government and agency obligations	8,404	8,489	8,368	8,270
Corporate bonds	2,477	2,579	4,226	4,201
Mortgage-backed securities:
Ginnie Mae pass-through certificates	21,386	21,504	19,213	18,890
Fannie Mae pass-through certificates	20,537	20,795	13,952	13,620
Freddie Mac pass-through certificates	13,986	14,086	12,662	12,410
Private pass-through certificates	21,904	21,603	25,064	24,715
Collateralized mortgage obligations	13,406	13,490	12,328	12,159
Equity securities	2,686	2,955	2,686	2,725
Total securities	$162,292	$164,317	$152,045	$150,688
During the year ended December 31, 2019, $44.2 million of securities purchased were partially offset by $7.6 million of securities sales and $25.6 million of securities calls and repayments. For the year ended December 31, 2019, there was a net realized loss of  $1,000 on the sale of securities. During the year ended December 31, 2018, $40.2 million of securities purchased were partially offset by $6.7 million of securities sales and $13.4 million of securities calls and repayments. For the year ended December 31, 2018, there was a net realized gain of  $377,000 on the sale of securities.
At December 31, 2019 and December 31, 2018, the Company held 42 securities and 118 securities in unrealized loss positions of  $471,000 and $1.9 million, respectively. The decline in the fair value of these securities resulted primarily from interest rate fluctuations. The Company does not intend to sell these securities nor is it more likely than not that the Company would be required to sell these securities before their anticipated recovery and the Company believes the collection of the investment and related interest is probable. Based on this analysis, the Company considers all of the unrealized losses to be temporary impairment losses.
Investment, Equity and Mortgage-Backed Securities Maturities and Yields.   The maturities and weighted average yields of the investment, equity and mortgage-backed securities portfolio at December 31, 2019 are summarized in the following table (dollars in thousands). Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State and municipal securities yields have not been adjusted to a tax- equivalent basis.

	Due 1 Year or Less		Due 1 – 5 Years		Due 5 – 10 Years		Due Over 10 Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Municipal obligations	$260	2.96%	$5,085	4.78%	$18,210	2.89%	$33,951	2.81%	$57,506	3.01%
U.S. government and agency obligations	5,986	2.08%	1,470	2.50%	948	2.92%	—	—	8,404	2.25%
Corporate bonds	—	—	2,477	3.63%	—	—	—	—	2,477	3.63%
Mortgage-backed securities:
Ginnie Mae pass through certificates	—	—	—	—	—	—	21,386	2.55%	21,386	2.55%
Fannie Mae pass through certificates	—	—	—	—	1,150	2.95%	19,387	2.36%	20,537	2.39%
Freddie Mac pass through certificates	—	—	—	—	—	—	13,986	2.37%	13,986	2.37%
Collateralized mortgage obligations	—	—	—	—	—	—	13,406	2.37%	13,406	2.37%
Private pass through certificates	—	—	605	3.15%	4,743	2.77%	16,556	2.77%	21,904	2.78%
Equity securities	2,686	3.04%	—	—	—	—	—	—	2,686	3.04%
Total	$8,932	0.91%	$9,637	4.03%	$25,051	2.87%	$118,672	2.58%	$162,292	2.62%

Loans.   At December 31, 2019, net loans were $713.0 million, or 72.4% of total assets, compared to $729.0 million, or 75.0% of total assets at December 31, 2018. The $16.0 million, or 2.2%, decrease in total loans was the result of loan payoffs and amortization exceeding loan production during the period. Commercial real estate and construction loans and commercial business loans increased $15.1 million or 4.9%, and $1.3 million or 2.9%, respectively. These increases were offset by decreases in the one-to-four family residential and construction, home equity loans and lines of credit, and other loan segments of  $19.5 million or 7.7%, $11.9 million or 9.6%, and $569,000 or 50.0%, respectively.
Loan Portfolio Composition.   The following table summarizes the composition of the loan portfolio at the dates indicated, excluding loans held for sale (dollars in thousands):
	December 31,				September 30,
	2019	2018	2017	2016	2016*
One-to-four family residential and construction	$234,421	$253,913	$261,715	$174,740	$167,512
Commercial real estate and construction	323,843	308,775	300,997	116,691	119,879
Home equity loans and lines of credit	111,499	123,373	130,915	77,913	79,157
Commercial business	47,514	46,196	56,122	15,505	14,779
Other	570	1,139	1,413	520	553
Total loans	$717,847	$733,396	$751,162	$385,369	$381,880

*
The Company changed its fiscal year end from September to December in 2016.

Loan Portfolio Maturities.   The following table summarizes the maturity of the loan portfolio at December 31, 2019 (dollars in thousands). Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.
	Due Under 1 Year	Due 1 – 5 Years	Due Over 5 Years
One-to-four family residential and construction	$47	$5,017	$229,357
Commercial real estate and construction	21,594	42,913	259,336
Home equity loans and lines of credit	4,876	14,728	91,895
Commercial business	14,373	10,337	22,804
Other	222	303	45
Total loans	$41,112	$73,298	$603,437
Fixed and Adjustable Rate Loans.   The following table summarizes the maturity of the Bank’s fixed- and adjustable-rate loans at December 31, 2019 (dollars in thousands):
	Due Under 1 Year	Due 1 – 5 Years	Due Over 5 Years
Fixed	$32,094	$50,081	$255,082
Adjustable	9,018	23,217	348,355
Total loans	$41,112	$73,298	$603,437
Bank Owned Life Insurance.   The Company invests in bank owned life insurance to provide a funding source for benefit plan obligations. Bank owned life insurance also generally provides noninterest income that is non-taxable. Bank owned life insurance increased $802,000, or 3.6%, to $23.4 million at December 31, 2019, from $22.6 million at December 31, 2018.
Goodwill.   Goodwill represents the excess of the purchase price over the cost of net assets purchased. Goodwill was $25.8 million at December 31, 2019 and December 31, 2018.
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
Deposits increased $16.5 million, or 2.3%, to $734.4 million at December 31, 2019 from $717.9 million at December 31, 2018. The increase resulted from increases in money market and interest-bearing checking accounts of  $19.0 million or 21.7%, and $11.3 million or 11.3%, respectively. These increases were partially offset by decreases in non-interest-bearing checking accounts, savings accounts and time deposits of $8.5 million or 6.3%, $3.6 million or 2.4%, and $1.6 million or 0.6%, respectively.

The following table summarizes the average balance and weighted average rates of total deposits, by account type, at the dates indicated (dollars in thousands):
	Year Ended December 31, 2019		Year Ended December 31, 2018
	Average Balance	Yield / Rate	Average Balance	Yield/ Rate
Savings accounts	$141,758	0.16%	$150,461	0.14%
Certificates of deposit	246,553	2.13%	228,006	1.93%
Money market accounts	106,001	1.16%	96,427	0.54%
Demand and NOW accounts	105,545	0.29%	99,376	0.23%
Total deposits	$599,857	1.17%	$574,270	0.86%
At December 31, 2019, the scheduled maturities of time deposits in denominations of  $100,000 or more was $112.7 million. The following table summarizes the maturity of those certificates at December 31, 2019 (dollars in thousands):
Three months or less	$24,419
Over three to six months	15,548
Over six to twelve months	22,448
Over twelve months	50,263
Total	$112,678
Borrowings.   Borrowed funds decreased by $8.8 million, or 7.9%, to $102.8 million at December 31, 2019 from $111.6 million at December 31, 2018. The decrease was primarily due to the repayment of maturing long term advances as well as pay downs on both amortizing long term advances and the overnight borrowing line. These decreases were partially offset by new advances entered into and the recording of financing lease liabilities during the year. Federal Home Loan Bank advances decreased $9.0 million, or 8.5%, to $96.0 million from $105.0 million at December 31, 2018. The decrease in advances was due to $34.2 million in principal repayments made on existing advances partially offset by $25.2 million in additional advances entered into during the period. The Bank adopted ASU 2016-02 and its related amendments as of January 1, 2019 which resulted in the recognition of financing lease liabilities on the Consolidated Statements of Financial Condition. Financing lease liabilities, which are included in the long-term borrowings, were $3.1 million at December 31, 2019 compared to $0 at December 31, 2018. There were no short-term borrowings at December 31, 2019 compared to $4.5 million at December 31, 2018. During the year ended December 31, 2019, proceeds from short-term borrowings were $105.0 million, offset by repayments of $109.5 million.
The following table summarizes short-term balances and weighted average interest rates at the dates indicated (dollars in thousands):
	December 31
	2019	2018
Balance	$—	$4,524
Average balance outstanding during the period	1,698	12,696
Maximum amount outstanding at any month-end	11,339	51,500
Weighted average interest rate at period end	—%	2.64%
Average interest rate during the period	2.67	1.79
Total Stockholders’ Equity.   Stockholders’ equity increased $4.0 million, or 2.9%, to $141.8 million at December 31, 2019 from $137.9 million at December 31, 2018. The increase was the result of net income of $8.8 million earned during the year ended December 31, 2019 as well as a $2.5 million increase in accumulated other comprehensive income resulting from fair value adjustments on available for sale debt securities during the period. These increases were partially offset by $4.1 million in dividends paid during the year ended December 31, 2019. Additionally, in accordance with the Company’s stock repurchase program, 138,789 shares of the Company’s outstanding stock were repurchased for $3.8 million during the year ended December 31, 2019.
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
	For the Year Ended December 31,
	2019			2018
	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/ Rate
Interest-earning assets:
Loans	$731,098	$32,487	4.41%	$740,370	$32,033	4.25%
Investment and mortgage-backed securities	160,445	4,227	2.63%	145,995	3,850	2.55%
FHLB and other restricted stock	7,680	618	8.05%	8,616	590	6.85%
Interest-earning deposits	17,906	372	2.08%	19,692	322	1.64%
Total interest-earning assets	917,129	37,704	4.08%	914,673	36,795	3.95%
Noninterest-earning assets	65,913			63,847
Total assets	$983,042			$978,520
Interest-bearing liabilities:
Savings accounts	$141,758	221	0.16%	150,461	205	0.14%
Certificates of deposit	246,553	5,242	2.13%	228,006	4,008	1.93%
Money market accounts	106,001	1,227	1.16%	96,427	522	0.54%
Demand and NOW accounts	105,545	301	0.29%	99,376	226	0.23%
Total interest-bearing deposits	599,857	6,991	1.17%	574,270	4,961	0.86%
Borrowings	103,414	2,254	2.18%	126,295	2,482	1.98%
Securities sold under agreements to repurchase	3,488	17	0.48%	4,782	11	0.23%
Total interest-bearing liabilities	706,759	9,262	1.31%	705,347	7,454	1.05%
Noninterest-bearing deposits	132,510			135,320
Noninterest-bearing liabilities	3,584			3,443
Total liabilities	842,853			844,110
Stockholders’ equity	140,189			134,410
Total liabilities and stockholders’ equity	$983,042			$978,520
Net interest income		$28,442			$29,341
Net interest rate spread(1)			2.77%			2.90%
Net interest-earning assets(2)	$210,370			$209,326
Net interest margin(3)			3.10%			3.21%
Average interest-earning assets to interest-bearing liabilities	129.77%			129.68%

(1)
Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)
Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(3)
Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis
The following table presents the effects of changing rates and volumes on the Company’s net interest income for the years ended December 31, 2019 and December 31, 2018 (dollars in thousands). The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately, based on the changes due to rate and the changes due to volume.
	Year Ended December 31, 2019 vs. Year Ended December 31, 2018
	Increase (decrease) due to
	Volume	Rate	Total
Interest-earning assets:
Loans receivable	$(177)	$631	$454
Investment and mortgage-backed securities	282	95	377
FHLB and other restricted stock	(68)	96	28
Interest-earning deposits	(31)	81	50
Total interest-earning assets	6	903	909
Interest-bearing liabilities:
Savings accounts	(12)	28	16
Certificates of deposit	364	870	1,234
Money market accounts	56	649	705
Demand and NOW accounts	15	60	75
Borrowings	(481)	253	(228)
Securities sold under agreements to repurchase	(3)	9	6
Total interest-bearing liabilities	(61)	1,869	1,808
Change in net interest income	$67	$(966)	$(899)
Comparison of Operating Results for the Years Ended December 31, 2019 and December 31, 2018
General.   Net income was $8.8 million for each of the years ended December 31, 2019 and December 31, 2018. Earnings per share for the current period was $1.91 for basic and $1.90 for fully diluted compared to $1.90 for basic and $1.88 for fully diluted for the prior year.
The Company’s annualized return on average assets (ROA) and return on average equity (ROE) for the year ended December 31, 2019 were 0.90% and 6.28%, respectively, compared to 0.90% and 6.55%, respectively, for the year ended December 31, 2018.
Net Interest Income.   Net interest income for the year ended December 31, 2019 was $28.4 million, a decrease of  $899,000, or 3.1%, compared to $29.3 million for the year ended December 31, 2018. The decrease was primarily the result of an increase in the cost of interest-bearing deposits partially offset by an increase in the yield on interest-earning assets. The net interest rate spread and net interest margin were 2.77% and 3.10%, respectively, for the year ended December 31, 2019, compared to 2.90% and 3.21%, respectively, for the year ended December 31, 2018.
Interest and Dividend Income.   Total interest and dividend income increased by $909,000, or 2.5%, to $37.7 million for the year ended December 31, 2019 compared to $36.8 million for the year ended December 31, 2018. The increase was primarily the result of a 13 basis point increase in the average yield on interest-earning assets to 4.08% for the year ended December 31, 2019 from 3.95% for the prior year.
Interest income on loans increased $454,000, or 1.4%, to $32.5 million for the year ended December 31, 2019 compared to $32.0 million for the year ended December 31, 2018. The increase was primarily the result of a 16 basis point increase in the average yield on loans receivable to 4.41% for the year ended December 31, 2019 from 4.25% for the prior year. The increase in the average yield was attributable to some adjustable rate loans resetting higher as a result of increases in general market rates earlier in the year and the continued repositioning of the loan portfolio to emphasize commercial real estate and business lending compared to the prior year. The increase in interest income resulting from the increase in the average yield was partially offset by a decrease in the average balance of loans receivable of  $9.3 million, or 1.3%, to $731.1 million for the year ended December 31, 2019 compared to the prior year.
Interest income on investment and mortgage-backed securities increased by $377,000, or 9.8%, to $4.2 million for the year ended December 31, 2019 from $3.9 million for the year ended December 31, 2018. The increase was primarily the result of an increase in the average balance of investment and mortgage-backed securities of  $14.5 million, or 9.9%, to $160.4 million for year ended December 31, 2019 compared to the prior year. In addition, the average yield earned on investment and mortgage-backed securities increased eight basis points to 2.63% for the year ended December 31, 2019 from 2.55% for the prior year. The increase in the average yield was due to new security purchases made at higher interest rates during the period.
Interest income on FHLB stock and other restricted stock increased $28,000 or 4.8% to $618,000 for the year ended December 31, 2018 compared to $590,000 for the year ended December 31, 2018. The increase was primarily the result of an increase in the average yield to 8.05% for the year ended December 31, 2019 from 6.85% for the prior year. The FHLB increased the dividend yield on both activity and membership stock as of the fourth quarter of 2018. The additional dividend income to true up the 2018 quarter was received in 2019. The increase in interest income resulting from the increase in the average yield was partially offset by a decrease in the average balance of FHLB stock and other restricted stock of  $936,000, or 10.9%, to $7.7 million for the year ended December 31, 2019 compared to the prior year.
Interest income on interest-earning deposits increased $50,000 or 15.5% to $372,000 for the year ended December 31, 2019 compared to $322,000 for the year ended December 31, 2018. The increase was primarily the result of a 44 basis point increase in the average yield on interest-earning deposits to 2.08% for the year ended December 31, 2019 from 1.64% for the prior year as a result of higher short-term interest rates for much of the year. The increase in interest income resulting from the increase in the average yield was partially offset by a decrease in the average balance of interest-earning deposits of  $1.8 million, or 9.1%, to $17.9 million for the year ended December 31, 2019 compared to the prior year.
Interest Expense.   Total interest expense increased by $1.8 million, or 24.3%, to $9.3 million for the year ended December 31, 2019 from $7.5 million for the year ended December 31, 2018. The increase was primarily the result of a 26 basis point increase in the average cost of interest-bearing liabilities to 1.31% for the year ended December 31, 2019 from 1.05% for the prior year.
Interest expense on deposits increased by $2.0 million, or 40.9%, to $7.0 million for the year ended December 31, 2019 from $5.0 million for the year ended December 31, 2018. The increase was primarily the result of a 31 basis point increase in the average cost of interest-bearing deposits to 1.17% for the year ended December 31, 2019 compared to 0.86% for the prior year due to a rising interest rate market for much of the year. In addition, the average balance of interest-bearing deposits increased $25.6 million, or 4.5%, for the year ended December 31, 2019 compared to the prior year.
Interest expense on borrowed funds decreased $228,000, or 9.2%, to $2.3 million for the year ended December 31, 2019 from $2.5 million for the year ended December 31, 2018. The decrease was primarily the result of a $22.9 million, or 18.1%, decrease in the average balance of borrowings to $103.4 million for the year ended December 31, 2019 compared to the prior year. The decrease in interest expense resulting from the decrease in the average balance was partially offset by a 20 basis point increase in the cost of borrowings to 2.18% for the year ended December 31, 2019 from 1.98% for the year ended December 31, 2018 due to the repayment of lower cost borrowings and new advances entered into at higher rates during the period as a result of increases in general market rates for much of the year.
Provision for Loan Losses.   Provision for loan losses increased $153,000, or 26.8%, to $725,000 for the year ended December 31, 2019, compared to $572,000 for the year ended December 31, 2018. In management’s judgement, the allowance for loan losses is at a sufficient level that reflects the losses inherent in the Bank’s loan portfolio relative to loan mix, economic conditions and historical loss experience. See “Non-Performing and Problem Assets” for additional information.
Noninterest Income.   Noninterest income increased $705,000, or 16.2%, to $5.1 million for the year ended December 31, 2019 compared to $4.3 million for the year ended December 31, 2018. The increase was primarily the result of a $714,000, or 147.5%, change in net equity securities fair value adjustments from a loss of  $484,000 for the year ended December 31, 2018 to a gain of  $230,000 for the year ended December 31, 2019 related to fluctuations in the market prices of the equity securities. Additionally, there were increases in loan sale gains, service charges and investment management fees of  $202,000 or 284.5%, $76,000 or 2.6%, and $51,000 or 7.9%, respectively, for the year ended December 31, 2019 compared to the prior year. The increase in loan sale gains for the year was reflective of the Bank’s business strategy to continue to expand it’s product mix and capacity to sell residential loans in the secondary mortgage market. Those increases were partially offset by there being no gains on the sales of equity securities during the twelve months ended December 31, 2019 compared to $394,000 in the prior year.
Noninterest Expense.   Noninterest expenses decreased $442,000, or 2.0%, to $21.6 million for the year ended December 31, 2019 from $22.1 million for the year ended December 31, 2018. Included in the fluctuation for the year were decreases in other operating expenses, core deposit amortization, premises and occupancy expenses, and federal deposit insurance of  $385,000 or 8.1%, $209,000 or 25.0%, $210,000 or 8.0%, and $188,000 or 64.2%, respectively, compared to the prior year. These decreases were offset to a large extent by increases in compensation and benefits of  $394,000, or 3.2%, as well as increases in automatic teller machine and data processing expenses of  $83,000 or 16.2% and $73,000 or 11.3%, respectively, compared to the prior year. The lower federal deposit insurance was due to the application of small bank credits to the third and fourth quarter’s assessment.
Income Tax Expense.   The Company recorded a provision for income tax of  $2.3 million for the year ended December 31, 2019 compared to $2.2 million for the year ended December 31, 2018. The effective tax rate was 21.0% for the year ended December 31, 2019 and 20.3% for the year ended December 31, 2018.
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
Commercial business loans and commercial real estate loans are generally handled in the same manner as the loans discussed above. Additionally, when a loan is 30 days past due, the borrower is contacted, the property is visually inspected and inquiries are made with the principals as to the status of the loan and what actions are being implemented to bring the loan current. Depending on the type of loan, the borrower’s cash flow statements, internal financial statements, tax returns, rent rolls, new or updated independent appraisals, online databases and other relevant information in Bank and third-party loan reviews are analyzed to help determine a course of action. In addition, legal counsel is consulted and an approach for resolution is determined and aggressively pursued.
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

Management evaluates individual loans in all of the commercial segments for possible impairment if the relationship is greater than $200,000 and the loan is in nonaccrual status, risk-rated Substandard or Doubtful, 90 days or more past due or represents a troubled debt restructuring. Loans are considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The definition of  “impaired loans” is not the same as the definition of  “nonaccrual loans,” although the two categories overlap. The Company may choose to place a loan on nonaccrual status due to payment delinquency or uncertain collectability, while not classifying the loan as impaired if the loan is not a commercial business or commercial real estate loan. Factors considered by management in evaluating impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. The Company does not separately evaluate individual consumer and residential mortgage loans for impairment, unless such loan is part of a larger relationship that is impaired, has a classified risk rating, or is a trouble debt restructuring (“TDR”).
The table below sets forth the amounts and categories of non-performing assets at the dates indicated (dollars in thousands). During the year ended December 31, 2019, there were two loans modified as TDRs. At December 31, 2018, 2017, and 2016 and September 30, 2016, there were no TDRs.
	December 31,				September 30,
	2019	2018	2017	2016	2016
Non-accrual loans:
One-to-four family residential and construction	$2,067	$1,727	$1,899	$544	$516
Commercial real estate and construction	311	661	756	100	100
Home equity loans and lines of credit	272	258	244	101	73
Commercial business	60	62	5	—	—
Other	6	19	3	8	—
Total nonaccrual loans	2,716	2,727	2,907	753	689
Loans past due 90 days and still accruing	—	3	19	—	—
Total non-performing loans	2,716	2,730	2,926	753	689
Foreclosed real estate	404	486	419	251	281
Total non-performing assets	$3,120	$3,216	$3,345	$1,004	$970
Ratios:
Non-accrual loans to total loans	0.38%	0.37%	0.39%	0.20%	0.18%
Non-performing loans to total loans	0.38%	0.37%	0.39%	0.20%	0.18%
Non-performing assets to total assets	0.32%	0.33%	0.34%	0.21%	0.20%
Allowance for loan losses to non-performing loans	179.75%	161.68%	141.05%	509.56%	551.52%
Loans in process of foreclosure totaled $1.1 million at December 31, 2019.
Foreclosed Real Estate.   Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as foreclosed real estate on the Consolidated Statements of Financial Condition. When property is acquired, it is recorded at estimated fair value at the date of foreclosure less the cost to sell, establishing a new cost basis. Estimated fair value generally represents the sales price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions. Holding costs and declines in estimated fair market value result in charges to expense after acquisition. At December 31, 2019, 2018, 2017, and 2016 and September 30, 2016, foreclosed real estate totaled $404,000, $486,000,

$419,000, and $251,000 and $281,000, respectively. Foreclosed real estate at December 31, 2019 consisted of two residential properties and one commercial real estate property.
Classification of Assets.   Management uses a nine-point internal risk rating system to monitor the credit quality of the overall loan portfolio. The first five categories are considered not criticized, and are aggregated as “Pass” rated. The criticized rating categories utilized by management generally follow bank regulatory definitions. The Special Mention category includes assets that are currently performing but are potentially weak, resulting in an undue and unwarranted credit risk, but not to the point of justifying a Substandard classification. Loans in the Substandard category have well-defined weaknesses that jeopardize the collection of the debt, and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected. All loans 90 days or more past due are considered Substandard. Any loan that has a specific allocation of the allowance for loan losses and is in the process of liquidation of the collateral is placed in the Doubtful category. Any portion of a loan that has been charged off is placed in the Loss category.
The following table sets forth the amounts of classified and criticized assets (classified assets plus loans designated as special mention) at December 31, 2019 (dollars in thousands):
Classified assets:
Substandard	$2,716
Doubtful	—
Loss	—
Total classified assets	2,716
Special mention	3,424
Total criticized assets	$6,140
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
The table below presents information regarding the activity in the allowance for loan losses for each of the periods presented (dollars in thousands):
	For the Year Ended December 31,				For the Year Ended September 30,
	2019	2018	2017	2016	2016
Balance at beginning of year	$4,414	$4,127	$3,837	$3,800	$3,879
Provision charged to operating expenses	725	572	517	40	105
Recoveries of loans previously charged-off:
One-to-four family residential and construction	4	69	28	—	8
Commercial real estate and construction	3	2	1	1	7
Home equity loans and lines of credit	1	11	—	—	9
Commercial business	—	5	3	—	18
Other	2	—	7	—	7
Total recoveries	10	87	39	1	49
Loans charged-off:
One-to-four family residential and construction	—	—	(185)	—	(70)
Commercial real estate and construction	(187)	(80)	—	—	(93)
Home equity loans and lines of credit	(2)	—	(51)	—	(4)
Commercial business	(37)	(244)	(1)	—	(43)
Other	(41)	(48)	(29)	(4)	(23)
Total charge-offs	(267)	(372)	(266)	(4)	(233)
Net charge-offs	(257)	(285)	(227)	(3)	(184)
Balance at end of year	$4,882	$4,414	$4,127	$3,837	$3,800
Net charge-offs to average loans outstanding	0.04%	0.04%	0.03%	0.00%	0.05%
Allowance for loan losses to total loans at year-end	0.68%	0.60%	0.55%	1.00%	1.00%
The allowance for loan losses at December 31, 2019 represented 0.68% of total loans, compared to 0.60% at December 31, 2018.
During the year ended December 31, 2019, there was an increase in the provision for the commercial real estate and construction loan class primarily due to growth in the loan balances included in the allowance calculation for that loan class as well as charge-offs incurred during the year; there was a decrease in the provision for the one-to-four family residential and construction loan class primarily due to a decline in the loan balances included in the allowance calculation for that loan class as well as a decrease in the qualitative factors; and there was an increase in the provision for the commercial business loan class due to both an increase in the balance of loans included in the allowance calculation for that loan class as well as an increase in the qualitative factors. The allowance for the home equity loans and lines of credit and the other loan classes remained consistent with the previous year.
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
	December 31, 2019		December 31, 2018		December 31, 2017		December 31, 2016		September 30, 2016
	Amount	Percent of Loans in Each Category to Total	Amount	Percent of Loans in Each Category to Total	Amount	Percent of Loans in Each Category to Total	Amount	Percent of Loans in Each Category to Total	Amount	Percent of Loans in Each Category to Total
One-to-four family residential and construction	$721	32.7%	$1,051	34.6%	$1,384	34.8%	$1,280	45.4%	$1,250	43.9%
Commercial real estate and construction	3,313	45.1%	2,761	42.1%	2,003	40.1%	1,787	30.3%	1,786	31.4%
Home equity loans and lines of credit	310	15.5%	312	16.8%	400	17.4%	547	20.2%	547	20.7%
Commercial business	534	6.6%	286	6.3%	333	7.5%	211	4.0%	211	3.9%
Other	4	0.1%	4	0.2%	7	0.2%	12	0.1%	6	0.1%
Total	$4,882	100.0%	$4,414	100.0%	$4,127	100.0%	$3,837	100.0%	$3,800	100.0%
Liquidity and Capital Resources
Liquidity is the ability to meet current and future financial obligations. The Company’s primary sources of funds consist of deposit inflows, loan repayments and sales, advances and short-term borrowings from the FHLB, repurchase agreements and maturities, principal repayments and sales of available-for-sale securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Asset/Liability Management Committee, under the direction of the Chief Financial Officer, is responsible for establishing and monitoring liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of its customers as well as unanticipated contingencies. Management believes there are sufficient sources of liquidity to satisfy short- and long-term liquidity needs as of December 31, 2019.
Management regularly monitors and adjusts the investments in liquid assets based upon an assessment of:
•
expected loan demand;

•
expected deposit flows and borrowing maturities;

•
yields available on interest-earning deposits and securities; and

•
the objectives of the asset/liability management program.

The most liquid assets are cash and cash equivalents. The level of these assets is dependent on the operating, financing, lending and investing activities during any given period. At December 31, 2019, cash and cash equivalents totaled $32.4 million. Cash flows are derived from operating activities, investing activities and financing activities as reported in the Company’s Consolidated Statements of Cash Flows included in the Consolidated Financial Statements.
At December 31, 2019, there were $121.7 million in loan commitments outstanding of which $58.6 million were for commercial loans and lines, $40.5 million were for one-to-four-family and construction loans and $22.6 million were for standby letters of credit and other commitments including consumer overdraft lines. Certificates of deposit due within one year of December 31, 2019 totaled $127.6 million, or 17.4% of total deposits. If these deposits do not remain with the Bank, it may be required to seek other sources of funds, including loan and securities sales, repurchase agreements and FHLB advances and short-term borrowings. The Company believes, however, based on historical experience and current market interest rates, it will retain upon maturity a large portion of certificates of deposit with maturities of one year or less.
The Company’s primary investing activities include originating loans and purchasing investment securities. During the year ended December 31, 2019, the Bank had a net decrease in loans of  $16.0 million as a result of loan payoffs exceeding loan production during the year. During the year ended December 31, 2018, the Bank had a net decrease in loans of  $18.1 million. Purchases of investment securities totaled $44.2 million and $40.2 million for the years ended December 31, 2019 and 2018, respectively.
Financing activities generally consist of activity in deposit accounts and FHLB advances and short-term borrowings. The Company experienced net increases in deposits of  $16.5 million and $23.0 million during the years ended December 31, 2019 and December 31, 2018, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Bank and local competitors, and by other factors.
Liquidity management is both a daily and long-term function of business management. If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB, which provides an additional source of funds. There were net decreases in FHLB advances of  $9.0 million and $2.7 million for the years ended December 31, 2019 and December 31, 2018, respectively. There were net decreases in FHLB short term borrowings of  $4.5 million and $22.5 million for the years ended December 31, 2019 and December 31, 2018, respectively. At December 31, 2019, the Bank had the ability to borrow up to an additional $335.8 million from the FHLB.
The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2019, the Bank exceeded all regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines. See “Item 1 Business-Supervision and Regulation — Banking Regulation — Capital Requirements” and Note 12 of the Notes to the Consolidated Financial Statements.
Off-Balance Sheet Arrangements
In the normal course of business, the Company extends credit in the form of various financial instruments with off-balance-sheet risks. These off-balance sheet instruments involve, to various degrees, elements of credit and interest rate risk not reported in the statement of financial condition. The Company uses the same credit policies in making commitments for off-balance sheet financial instruments as it does for on-balance sheet instruments. Collateral is generally required to support financial instruments with credit risk and it typically includes real estate property. The Company grants loan commitments at prevailing market rates of interest. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the loan agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The Company’s exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contract amount of the financial instrument and is limited by subjecting them to credit approval and monitoring procedures. Substantially all commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of the loan funding. Sometimes commitments expire without being drawn upon. Therefore, the total contractual amounts presented do not necessarily represent future funding requirements. At December 31, 2019, the Company had unused commitments totaling $121.7 million.
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
In addition, changes in interest rates can affect the fair values of the Company’s financial instruments. During the years ended December 31, 2019 and 2018, changes in market interest rates were the primary reasonfor the fluctuations in the fair values of the Company’s loans, deposits and FHLB advances. For additional information, see Note 17 to the Notes to the Company’s Consolidated Financial Statements.
Net Portfolio Value.   The table below sets forth, as of December 31, 2019, the estimated changes in the net portfolio value (“NPV”) that would result from the designated instantaneous changes in the interest rate yield curve (dollars in thousands). The NPV is the difference between the present value of an institution’s assets and liabilities. The institution’s NPV would change in the event of a range of assumed changes in market interest rates. The simulation model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value. Historically, the model estimated the economic value of each type of asset, liability and off-balance sheet contract using the current interest rate yield curve with instantaneous increases or decreases of 100 to 300 basis points in 100 basis point increments. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. Given the current relatively low level of market interest rates, an NPV calculation for an interest rate decrease of greater than 100 basis points has not been prepared.

	Net Portfolio Value(2)			Net Interest Income
		Estimated Increase (Decrease)			Estimated Increase (Decrease)
Change in Interest Rates (basis points)	Estimated NPV(1)	Amount	Percent	Estimated Net Interest Income(3)	Amount	Percent
December 31, 2019
+300	$144,468	$(12,753)	(8.11)%	$27,786	$(199)	(5.93)%
+200	$153,414	$(3,807)	(2.42)%	$28,083	$98	0.70%
+100	$159,350	$2,129	1.35%	$28,182	$197	0.35%
0	$157,221	$—	—%	$27,985	$—	—%
-100	$140,559	$(16,662)	(10.60)%	$26,325	$(1,660)	(0.71)%

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

ITEM 8.    Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Standard AVB Financial Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of Standard AVB Financial Corp. and subsidiaries (the “Company”) as of December 31, 2019 and 2018; the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended; and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 16, 2020, which expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent, with respect to the Company, in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
March 16, 2020
S.R. Snodgrass, P.C. • 2009 Mackenzie Way, Suite 340 • Cranberry Township, Pennsylvania 16066 • Phone: 724-934-0344 • Fax: 724-934-0345

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Standard AVB Financial Corp.
Opinion on Internal Control over Financial Reporting
We have audited Standard AVB Financial Corp. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2019, based on criteria established in
Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, of the Company; and our report dated March 10, 2020, expressed an unqualified opinion.
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
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk
S.R. Snodgrass, P.C. • 2009 Mackenzie Way, Suite 340 • Cranberry Township, Pennsylvania 16066 • Phone: 724-934-0344 • Fax: 724-934-0345

that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Cranberry Township, Pennsylvania
March 16, 2020
S.R. Snodgrass, P.C. • 2009 Mackenzie Way, Suite 340 • Cranberry Township, Pennsylvania 16066 • Phone: 724-934-0344 • Fax: 724-934-0345

Standard AVB Financial Corp.
Consolidated Statements of Financial Condition
(Dollars in thousands, except per share data)
	December 31
	2019	2018
ASSETS
Cash on hand and due from banks	$3,396	$3,371
Interest-earning deposits in other institutions	29,031	12,836
Cash and Cash Equivalents	32,427	16,207
Investment securities available for sale, at fair value	69,884	66,169
Equity securities, at fair value	2,955	2,725
Mortgage-backed securities available for sale, at fair value	91,478	81,794
Certificate of deposit	249	249
Federal Home Loan Bank and other restricted stock, at cost	7,486	7,900
Loans receivable, net of allowance for loan losses of $4,882 and $4,414	712,965	728,982
Loans held for sale	373	—
Foreclosed real estate	404	486
Office properties and equipment, net	9,930	7,794
Bank-owned life insurance	23,374	22,572
Goodwill	25,836	25,836
Core deposit intangible	1,881	2,508
Accrued interest receivable and other assets	5,145	8,574
TOTAL ASSETS	$984,387	$971,796
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Demand and savings accounts	$489,292	$471,177
Time Deposits	245,114	246,697
Total Deposits	734,406	717,874
Federal Home Loan Bank short-term borrowings	—	4,524
Long-term borrowings	99,098	104,963
Securities sold under agreements to repurchase	3,740	2,137
Advance deposits by borrowers for taxes and insurance	47	45
Accrued interest payable and other liabilities	5,248	4,363
TOTAL LIABILITIES	842,539	833,906
Stockholders’ Equity
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value per share, 40,000,000 shares authorized, 4,689,354 and 4,812,991 shares outstanding, respectively	47	48
Additional paid-in-capital	72,155	75,571
Retained earnings	70,037	65,301
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,533)	(1,686)
Accumulated other comprehensive income (loss)	1,142	(1,344)
TOTAL STOCKHOLDERS’ EQUITY	141,848	137,890
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$984,387	$971,796
See accompanying notes to the consolidated financial statements.

Standard AVB Financial Corp.
Consolidated Statements of Income
(Dollars in thousands, except per share data)
	Years Ended December 31
	2019	2018
Interest and Dividend Income
Loans, including fees	$32,487	$32,033
Mortgage-backed securities	2,183	1,999
Investments:
Taxable	464	420
Tax-exempt	1,580	1,431
Federal Home Loan Bank and other restricted stock	618	590
Interest-earning deposits and federal funds sold	372	322
Total Interest and Dividend Income	37,704	36,795
Interest Expense
Deposits	6,991	4,961
Federal Home Loan Bank short-term borrowings	45	227
Long-term borrowings	2,209	2,255
Securities sold under agreements to repurchase	17	11
Total Interest Expense	9,262	7,454
Net Interest Income	28,442	29,341
Provision for Loan Losses	725	572
Net Interest Income after Provision for Loan Losses	27,717	28,769
Noninterest Income
Service charges	3,046	2,970
Earnings on bank-owned life insurance	537	533
Net losses on sales of securities	(1)	(17)
Net gains on sales of equities	—	394
Net equity securities fair value adjustment gains (losses)	230	(484)
Net loan sale gains and referral fees	273	71
Investment management fees	695	644
Other income	272	236
Total Noninterest Income	5,052	4,347
Noninterest Expenses
Compensation and employee benefits	12,812	12,418
Data processing	717	644
Premises and occupancy costs	2,427	2,637
Automatic teller machine expense	595	512
Federal deposit insurance	105	293
Core deposit amortization	627	836
Other operating expenses	4,342	4,727
Total Noninterest Expenses	21,625	22,067
Income before Income Tax Expense	11,144	11,049
Income Tax Expense
Federal	1,704	1,713
State	634	535
Total Income Tax Expense	2,338	2,248
Net Income	$8,806	$8,801
Earnings Per Share:
Basic earnings per common share	$1.91	$1.90
Diluted earnings per common share	$1.90	$1.88
Cash dividends paid per common share	$0.88	$0.88
Basic weighted average shares outstanding	4,606,457	4,634,003
Diluted weighted average shares outstanding	4,642,775	4,685,044
See accompanying notes to the consolidated financial statements.

Standard AVB Financial Corp.
Consolidated Statements of Comprehensive Income
(Dollars in thousands)
	Years Ended December 31
	2019	2018
Net Income	$8,806	$8,801
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities available for sale	3,151	(1,949)
Tax effect	(663)	409
Reclassification adjustment for security losses realized in income	1	17
Tax effect	—	(4)
Change in pension obligation for defined benefit plan	(4)	90
Tax effect	1	(19)
Total other comprehensive income (loss)	2,486	(1,456)
Total Comprehensive Income	$11,292	$7,345
See accompanying notes to the consolidated financial statements.

Standard AVB Financial Corp.
Consolidated Statement of Changes in Stockholders’ Equity
(Dollars in thousands, except per share data)
	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2017	$48	$75,063	$60,172	$(1,839)	$528	$133,972
Net income	—	—	8,801	—	—	8,801
Other comprehensive loss	—	—	—	—	(1,456)	(1,456)
Change in accounting principle for adoption of ASU 2016-01	—	—	416	—	(416)	—
Stock repurchases (13,482 shares)	—	(428)	—	—	—	(428)
Cash dividends ($0.88 per share)	—	—	(4,088)	—	—	(4,088)
Stock options exercised (35,536 shares)	—	648	—	—	—	648
Compensation expense on stock awards	—	1	—	—	—	1
Compensation expense on ESOP	—	287	—	153	—	440
Balance, December 31, 2018	$48	$75,571	$65,301	$(1,686)	$(1,344)	$137,890
Net income	—	—	8,806	—	—	8,806
Other comprehensive income	—	—	—	—	2,486	2,486
Stock repurchases (147,098 shares)	(1)	(4,011)	—	—	—	(4,012)
Cash dividends ($0.88 per share)	—	—	(4,070)	—	—	(4,070)
Stock options exercised (18,914 shares)	—	257	—	—	—	257
Compensation expense on stock awards	—	81	—	—	—	81
Compensation expense on ESOP	—	257	—	153	—	410
Balance, December 31, 2019	$47	$72,155	$70,037	$(1,533)	$1,142	$141,848
See accompanying notes to the consolidated financial statements.

Standard AVB Financial Corp.
Consolidated Statements of Cash Flows
(Dollars in thousands)
	Years Ended December 31
	2019	2018
Cash Flows From Operating Activities
Net income	$8,806	$8,801
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,940	1,352
Provision for loan losses	725	572
Amortization of core deposit intangible	627	836
Net loss on sale of securities available for sale	1	17
Net gain on sale of equity securities	—	(394)
Net gain on sale of office properties and equipment	(29)	—
Net equity securities fair value adjustment (gains) losses	(230)	484
Origination of loans held for sale	(13,981)	(5,552)
Proceeds from sale of loans held for sale	13,784	5,623
Net loan sale gains	(273)	(71)
Compensation expense on ESOP	410	440
Compensation expense on stock awards	81	1
Deferred income taxes	(80)	(288)
Decrease (increase) in accrued interest receivable	29	(166)
Earnings on bank-owned life insurance	(537)	(533)
(Decrease) increase in accrued interest payable	(144)	161
Other, net	3,250	1,350
Net Cash Provided by Operating Activities	14,379	12,633
Cash Flows Used In Investing Activities
Net decrease in loans	15,230	14,077
Purchases of investment securities	(13,138)	(11,699)
Purchases of equity securities	—	(546)
Purchases of mortgage-backed securities	(30,351)	(27,985)
Proceeds from maturities of certificates of deposits	—	500
Proceeds from maturities/principal repayments/calls of investment securities	5,315	1,335
Proceeds from maturities/principal repayments/calls of mortgage-backed securities	20,252	12,046
Proceeds from sales of investment securities	6,328	4,830
Proceeds from sales of equity securities	—	1,900
Proceeds from sales of mortgage-backed securities	1,286	—
Purchase of Federal Home Loan Bank stock	(3,137)	(3,532)
Redemption of Federal Home Loan Bank stock	3,551	5,173
Proceeds from sales of foreclosed real estate	83	450
Purchase of bank-owned life insurance	(265)	—
Proceeds from sales of office properties and equipment	997	—
Net additions of office properties and equipment	(734)	(374)
Net Cash Provided (Used) by Investing Activities	5,417	(3,825)
Cash Flows From Financing Activities
Net increase (decrease) in demand and savings accounts	18,115	(11,725)
Net (decrease) increase in certificate accounts	(1,583)	34,753
Net increase (decrease) in securities sold under agreements to repurchase	1,603	(2,103)
Repayments of Federal Home Loan Bank short-term borrowings	(109,517)	(165,491)
Proceeds from Federal Home Loan Bank short-term borrowing	104,993	142,994
Repayments of Federal Home Loan Bank advances	(34,165)	(35,689)
Proceeds from Federal Home Loan Bank advances	25,208	33,000
Lease liabilities payments	(407)	—
Net increase (decrease) in advance deposits by borrowers for taxes and insurance	2	(737)
Exercise of stock options	257	648
Dividends paid	(4,070)	(4,088)
Stock repurchases	(4,012)	(428)
Net Cash Used in Financing Activities	(3,576)	(8,866)
Net Increase (Decrease) in Cash and Cash Equivalents	16,220	(58)
Cash and Cash Equivalents – Beginning	16,207	16,265
Cash and Cash Equivalents – Ending	$32,427	$16,207
Supplementary Cash Flows Information
Interest paid	$9,406	$7,293
Income taxes paid	$2,923	$1,594
Foreclosed real estate acquired in settlement of loans	$404	$486
Loan participation payoffs not settled	$—	$3,000
Investment securities purchased not settled	$756	$—
Right-of-use asset	$(3,423)	$—
Lease liability	$3,449	$—
Prepaid lease payments	$(26)	$—
See accompanying notes to the consolidated financial statements.

STANDARD AVB FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND DECEMBER 31, 2018
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
Use of Estimates
In preparing financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of related revenue and expenses during the reporting period. Although our current estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that in 2020, actual conditions could be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, obligations associated with the deferred benefit pension plan, valuation of deferred taxes, fair value of investments and mortgage-backed securities available for sale, and the valuation of intangible assets.
Significant Group Concentrations of Credit Risk
Most of the Bank’s activities are with customers located within Allegheny, Westmoreland, and Bedford Counties of Pennsylvania and Allegany County of Maryland. Notes 2, 3 and 4 discuss the types of securities in which the Company invests. Note 5 details the types of lending in which the Company engages. The Company does not have any significant concentrations in any one industry or customer.
Cash and Cash Equivalents
For the purposes of reporting cash flows, the Company has defined cash and cash equivalents as those amounts included in the balance sheet captions cash on hand and due from banks and interest-earning deposits in other institutions. Interest-earning deposits in other institutions includes balances with original maturities of 90 days or less. Account balances are insured by the FDIC up to at least $250,000. At times, the Company may maintain more than $250,000 in cash at a financial institution.
Investment, Mortgage-Backed and Equity Securities
The Company accounts for investment, mortgage-backed and equity securities by classifying them into one of three categories at the time of purchase: trading, held to maturity, and available for sale.

STANDARD AVB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND DECEMBER 31, 2018
Note 1 — Summary of Significant Accounting Policies – (continued)
Securities bought and held principally for the purpose of selling them in the near term are classified as trading and are reported at fair value, with unrealized gains and losses included in earnings. The Company had no trading securities in 2019 or 2018.
Held-to-maturity securities are debt securities acquired with the intent and ability to hold to maturity and are stated at amortized cost. The Company had no held-to-maturity securities in 2019 or 2018.
Available-for-sale securities are debt and equity securities that are not classified as trading or held-to-maturity securities and serve principally as a source of liquidity. Available-for-sale debt securities are stated at fair value, with unrealized holding gains and losses reported as a separate component of stockholders’ equity, net of tax, until realized. Available-for-sale equity securities are stated at fair value, with unrealized holding gains and losses reported as equity fair value adjustments in the income statement.
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
Federal Home Loan Bank Stock
The Company, as a member of the Federal Home Loan Bank (“FHLB”) system, is required to maintain an investment in capital stock of the FHLB. During 2019, the FHLB made quarterly dividend payments. Additionally, excess capital stock was repurchased weekly in an amount equal to the lesser of five percent of the member’s total capital stock outstanding or its excess capital stock outstanding.
FHLB stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost on the Consolidated Statements of Financial Condition, and evaluated for impairment. The determination of whether the stock is impaired is based on the assessment of the ultimate recoverability of the cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of the cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB. Management evaluated the stock based on the above and determined that the stock was not impaired as of December 31, 2019 or December 31, 2018.
Loans Receivable
Loans which management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their unpaid principal balance, adjusted for any allowance for loan losses and any

STANDARD AVB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND DECEMBER 31, 2018
Note 1 — Summary of Significant Accounting Policies – (continued)
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
For purchased loans acquired that are not deemed impaired at acquisition, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value. Loans are aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. Subsequent to the purchase date, the methods utilized to estimate the required allowance for credit losses for these loans is similar to originated loans; however, the Company records a provision for loan losses only when the required allowance exceeds any remaining credit discounts. The remaining difference between the purchase price and the unpaid principal balance at the date of acquisition are recorded in interest income over the life of the loans.
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
Mortgage Loans Held for Sale and Mortgage Servicing Rights
Mortgage loans held for sale are valued at the lower of cost or fair value as determined by current investor yield requirements calculated on an aggregate basis. Mortgage servicing rights (“MSRs”) represent

STANDARD AVB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND DECEMBER 31, 2018
Note 1 — Summary of Significant Accounting Policies – (continued)
the right to service loans for third-party investors. MSRs are recognized as a separate asset for the right to service mortgage loans for others, regardless of how those servicing rights are acquired. MSRs are recognized upon the sale of mortgage loans to a third-party investor with the servicing rights retained by the Bank. Servicing loans for others generally consists of collecting mortgage payments from borrowers, maintaining escrow accounts, remitting payments to third-party investors and, when necessary, processing foreclosures. Serviced loans are not included in the Consolidated Statements of Financial Condition. Loan servicing income includes servicing fees received from the third-party investors. Originated MSRs are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition at allocated fair value at the time of the sale of the loans to the third-party investor. MSRs are amortized in proportion to and over the estimated period of net servicing income. MSRs are carried at amortized cost, less a valuation allowance for impairment, if any. Impairment exists if the carrying value of MSRs exceeds the estimated fair value of the MSRs. There was no impairment at December 31, 2019 or December 31, 2018.
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
Bank-Owned Life Insurance
The Bank owns insurance on the lives of certain directors and officers. The policies were purchased to help offset the cost of various fringe benefit plans, including health care. The cash surrender value of these policies is included on the Consolidated Statements of Financial Condition and any increases in the cash surrender value are recorded in noninterest income in the Consolidated Statements of Income. In the event of the death of an insured individual under these policies, a portion of the death benefit would be payable to the Bank and recorded as other income in the Consolidated Statements of Income. The remainder of the death benefit would be payable to the beneficiary, assuming the insured was employed by the Bank at the time of death.

STANDARD AVB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND DECEMBER 31, 2018
Note 1 — Summary of Significant Accounting Policies – (continued)
Goodwill and Core Deposit Intangible
Goodwill represents the excess of the purchase price over the cost of net assets purchased. Goodwill is not amortized, but is evaluated for impairment. At least annually, management reviews goodwill and evaluates events or changes in circumstances that may indicate impairment in the carrying amount of goodwill. If the sum of the expected undiscounted future cash flows is less than the carrying amount of the net assets, an impairment loss will be recognized. Impairment, if any, is measured on a discounted future cash flow basis. For December 31, 2019 and December 31, 2018, no impairment existed; however, for any future period, if the Company determines that there has been impairment in the carrying value of goodwill, the Company would record a charge to earnings, which could have a material adverse effect on net income.
Core deposit intangible assets represent the premiums paid to acquire the core deposits of another institution. The premium is the amount paid in excess of the dollar amount of the deposits acquired and it is carried at amortized cost on the Consolidated Statements of Financial Condition. The Company has core deposit intangible assets relating to the 2017 acquisition of Allegheny Valley Bancorp Inc. (“Allegheny Valley”). These intangible assets are being amortized on an accelerated basis over an 8-year period. The balance of core deposit intangibles was $1.9 million and $2.5 million, net of accumulated amortization of $2.2 million and $1.6 million, for the years ended December 31, 2019 and December 31, 2018, respectively.
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
The Company accounts for uncertain tax positions if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50%; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge

STANDARD AVB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND DECEMBER 31, 2018
Note 1 — Summary of Significant Accounting Policies – (continued)
of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. The Company had no uncertain tax positions at December 31, 2019 or December 31, 2018. If the Company were to incur interest and penalties on income taxes, it would be recognized as a component of income tax expense.
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
Advertising Expense
Advertising costs are expensed as incurred and included in other operating expense in the Consolidated Statements of Income. Advertising expense for the years ended December 31, 2019 and December 31, 2018 totaled $262,000 and $289,000, respectively.
Comprehensive Income
Comprehensive income consists of net income and other comprehensive gain (loss). Other comprehensive gain (loss) includes the change in unrealized gains on debt securities available for sale, unrealized losses related to factors other than credit on debt securities, and the change in the pension benefit obligation for the defined benefit plan.
On January 1, 2018, the Company adopted ASU 2016-01 — Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which requires equity securities to be measured at fair value with net unrealized gains and losses recognized in noninterest income on the Consolidated Statements of Income. As a result of the adoption of this guidance, there was a one-time cumulative effect adjustment of  $416,000 between retained earnings and accumulated other comprehensive income on the Consolidated Statement of Financial Condition for December 31, 2018. The adjustment had no impact on net income for the year ended December 31, 2018.
Earnings per Share
Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The following table sets forth the computation of basic and diluted EPS for the years ended December 31, 2019 and December 31, 2018 (dollars in thousands except share and per share data):

STANDARD AVB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND DECEMBER 31, 2018
Note 1 — Summary of Significant Accounting Policies – (continued)
	Years Ended December 31
	2019	2018
Net income available to common stockholders	$8,806	$8,801
Basic EPS:
Weighted average shares outstanding	4,606,457	4,634,003
Basic EPS	$1.91	$1.90
Diluted EPS:
Weighted average shares outstanding	4,606,457	4,634,003
Diluted effect of common stock equivalents	36,318	51,041
Total diluted weighted average shares outstanding	4,642,775	4,685,044
Diluted EPS	$1.90	$1.88
Options to purchase 247,781 and 266,695 shares of common stock were outstanding as of December 31, 2019 and December 31, 2018, respectively, with an average exercise price of  $17.07 and $17.12, respectively. There were no anti-dilutive options as of December 31, 2019 or December 31, 2018.
As of December 31, 2019 and December 31, 2018, there were 1,944 and 250 shares of outstanding restricted stock, respectively, that were not fully vested and included in the computation of diluted earnings per common share.
Reclassifications
Certain comparative amounts for the prior year have been reclassified to conform to current-year presentation. Such reclassifications had no effect on net income or stockholders’ equity.
Recent Accounting Pronouncements
Accounting Standards Adopted in 2019
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. Additionally, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) — Targeted Improvements, which, among other things, provided an additional transition method that allows entities to not apply the guidance in ASU 2016-02 in the comparative periods presented in the financial statements and instead to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted ASU 2016-02 and its related amendments as of January 1, 2019, which resulted in the recognition of finance right-of-use assets and finance lease liabilities totaling $1.1 million and $1.2 million, respectively.
The Company elected to adopt the transition relief provisions from ASU 2018-11 and recorded the impact of adoption as of January 1, 2019, without restating any prior-year amounts or disclosures. Additional lease disclosures can be found in Note 7 contained herein. There was no cumulative effect adjustment to the opening balance of retained earnings required.
Accounting Standards Pending Adoption
In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise

STANDARD AVB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND DECEMBER 31, 2018
Note 1 — Summary of Significant Accounting Policies – (continued)
of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. In November 2019, the FASB issued ASU 2019-10, Financial Instruments — Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). This Update defers the effective date of ASU 2016-13 for SEC filers that are eligible to be smaller reporting companies, non-SEC filers, and all other companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements. The Company has been working with a third party to evaluate the various CECL methodologies and decided to utilize the vintage method. The Company is continuing to work through implementation of that method and determine what impact it will have on the consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the FASB eliminated Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting units fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. A public business entity that is a U.S. Securities and Exchange Commission (“SEC”) filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. A public business entity that is not an SEC filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2020. All other entities, including not-for-profit entities that are adopting the amendments in this Update should do so for their annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2021. In November 2019, the FASB issued ASU 2019-10, Financial Instruments — Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), which deferred the effective date for ASC 350, Intangibles — Goodwill and Other, for smaller reporting companies to fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.
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

STANDARD AVB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND DECEMBER 31, 2018
Note 1 — Summary of Significant Accounting Policies – (continued)
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
In August 2018, the FASB issued ASU 2018-15, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40). This Update addresses customers’ accounting for implementation costs incurred in a cloud computing arrangement that is a service contract and also adds certain disclosure requirements related to implementation costs incurred for internal-use software and cloud computing arrangements. The amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This Update is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The amendments in this Update can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. In November 2019, the FASB issued ASU 2019-10, Financial Instruments — Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), which deferred the effective date for ASC 350, Intangibles — Goodwill and Other, for smaller reporting companies to fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. This Update is not expected to have a significant impact on the Company’s financial statements.
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
In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments — Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which affects a variety of topics in the Codification and applies to all reporting entities within the scope of the affected accounting guidance. Topic 326, Financial Instruments — Credit Losses amendments are effective for SEC registrants for fiscal years beginning after December 15, 2019, and interim periods within those

STANDARD AVB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND DECEMBER 31, 2018
Note 1 — Summary of Significant Accounting Policies – (continued)
fiscal years. For all other public business entities, the effective date is for fiscal years beginning after December 15, 2020, and for all other entities, the effective date is for fiscal years beginning after December 15, 2021. Topic 815, Derivatives and Hedging amendments are effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods beginning after December 15, 2020. For entities that have adopted the amendments in Update 2017-12, the effective date is as of the beginning of the first annual period beginning after the issuance of this Update. Topic 825, Financial Instruments amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years. In November 2019, the FASB issued ASU 2019-10, Financial Instruments — Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). This Update defers the effective date of ASU 2016-13 for SEC filers that are eligible to be smaller reporting companies, non-SEC filers and all other companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Furthermore, the ASU provides a one-year deferral of the effective dates of the ASUs on derivatives and hedging for companies that are not public business entities. This Update is not expected to have a significant impact on the Company’s financial statements.
In May 2019, the FASB issued ASU 2019-05, Financial Instruments — Credit Losses, Topic 326, which allows entities to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost upon adoption of the new credit losses standard. To be eligible for the transition election, the existing financial asset must otherwise be both within the scope of the new credit losses standard and eligible for the applying the fair value option in ASC 825-10.3. The election must be applied on an instrument-by-instrument basis and is not available for either available-for-sale or held-to-maturity debt securities. For entities that elect the fair value option, the difference between the carrying amount and the fair value of the financial assets would be recognized through a cumulative-effect adjustment to opening retained earnings as of the date an entity adopted ASU 2016-13. Changes in fair value of that financial asset would subsequently be reported in current earnings. For entities that have not yet adopted ASU 2016-13, the effective dates and transition requirements are the same as those in ASU 2016-13. For entities that have adopted ASU 2016-13, ASU 2019-05 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted once ASU 2016-13 has been adopted. In November 2019, the FASB issued ASU 2019-10, Financial Instruments — Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). The Update defers the effective date of ASU 2016-13 for SEC filers that are eligible to be smaller reporting companies, non-SEC filers and all other companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. This Update is not expected to have a significant impact on the Company’s financial statements.
In November 2019, the FASB issued ASU 2019-10, Financial Instruments — Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). The Update defers the effective dates of ASU 2016-13 for SEC filers that are eligible to be smaller reporting companies, non-SEC filers, and all other companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. This Update also amends the mandatory effective date for the elimination of Step 2 from the goodwill impairment test under ASU No. 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (Goodwill), to align with those used for credit losses. Furthermore, the ASU provides a one-year deferral of the effective dates of the ASUs on derivatives and hedging and leases for companies that are not public business entities. The Company qualifies as a smaller reporting company and does not expect to early adopt these ASUs with the exception of the ASU on leases which was adopted January 1, 2019 as noted in the Accounting Standards Adopted in 2019 section above.
In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments — Credit Losses, to clarify its new credit impairment guidance in ASC 326, based on implementation issues raised by stakeholders. This Update clarified, among other things, that expected recoveries are to be included in the allowance for credit losses for these financial assets; an accounting policy

STANDARD AVB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND DECEMBER 31, 2018
Note 1 — Summary of Significant Accounting Policies – (continued)
election can be made to adjust the effective interest rate for existing troubled debt restructurings based on the prepayment assumptions instead of the prepayment assumptions applicable immediately prior to the restructuring event; and extends the practical expedient to exclude accrued interest receivable from all additional relevant disclosures involving amortized cost basis. The effective dates in this Update are the same as those applicable for ASU 2019-10. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.
Note 2 — Investment Securities
Investment securities available for sale at December 31, 2019 and December 31, 2018 were as follows (dollars in thousands):
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2019:
U.S. government and agency obligations due:
1 year or less	$5,986	$12	$—	$5,998
Beyond 1 year but within 5 years	1,470	29	—	1,499
Beyond 5 year but within 10 years	948	44	—	992
Corporate bonds due:
Beyond 1 year but within 5 years	2,477	102	—	2,579
Municipal obligations due:
1 year or less	260	2	—	262
Beyond 1 year but within 5 years	5,085	244	—	5,329
Beyond 5 years but within 10 years	18,210	456	—	18,666
Beyond 10 years	33,951	648	(40)	34,559
	$68,387	$1,537	$(40)	$69,884
December 31, 2018:
U.S. government and agency obligations due:
Beyond 1 year but within 5 years	$7,428	$—	$(81)	$7,347
Beyond 5 year but within 10 years	940	—	(17)	923
Corporate bonds due:
1 year or less	1,758	—	(15)	1,743
Beyond 1 year but within 5 years	1,472	2	(10)	1,464
Beyond 5 years but within 10 years	996	—	(2)	994
Municipal obligations due:
Beyond 1 year but within 5 years	6,658	298	—	6,956
Beyond 5 years but within 10 years	22,384	132	(81)	22,435
Beyond 10 years	24,504	82	(279)	24,307
	$66,140	$514	$(485)	$66,169
For the year ended December 31, 2019, gains on sales of investment securities were $11,000 and losses were $11,000 with total proceeds from such sales of  $6.3 million. For the year ended December 31, 2018, gains on sales of investment securities were $1,000 and losses were $18,000 with total proceeds from such sales of  $4.8 million.

STANDARD AVB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND DECEMBER 31, 2018
Note 2 — Investment Securities – (continued)
Investment securities with a carrying value of  $11.9 million and $11.6 million were pledged to secure repurchase agreements and public funds accounts at December 31, 2019 and December 31, 2018, respectively.
The following table presents the fair value and gross unrealized losses on investment securities and the length of time that the securities have been in a continuous unrealized loss position at December 31, 2019 and December 31, 2018 (dollars in thousands):
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2019:
Municipal obligations	$4,496	$(40)	$—	$—	$4,496	$(40)
Total	$4,496	$(40)	$—	$—	$4,496	$(40)
December 31, 2018:
U.S. government and agency obligations	$—	$—	$8,270	$(98)	$8,270	$(98)
Corporate bonds	1,490	(12)	1,743	(15)	3,233	(27)
Municipal obligations	10,049	(55)	11,730	(305)	21,779	(360)
Total	$11,539	$(67)	$21,743	$(418)	$33,282	$(485)
At December 31, 2019, the Company held eight investment securities in an unrealized loss position. The unrealized losses on these securities resulted primarily from interest rate fluctuations. The Company does not intend to sell these securities nor is it more likely than not that the Company would be required to sell these securities before their anticipated recovery and the Company believes the collection of the investment and related interest is probable. Based on this, the Company considers all of the unrealized losses to be temporary impairment losses.
Note 3 — Equity Securities
The following table presents the net gains and losses on equity investments recognized in earnings during the years ended December 31, 2019 and December 31, 2018, and the portion of unrealized gains and losses for those periods that relate to equity investments held (dollars in thousands):
	Years Ended December 31
	2019	2018
Net equity securities fair value adjustment gains (losses)	$230	$(484)
Net gains realized on the sale of equity securities during the year	—	394
Gains (losses) recognized on equity securities during the period	$230	$(90)
There were no sales of equity securities during the year ended December 31, 2019. During the year ended December 31, 2018, gains on sales of equity securities were $427,000 and losses were $33,000 with total proceeds from such sales of  $1.9 million.

STANDARD AVB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND DECEMBER 31, 2018
Note 4 — Mortgage-Backed Securities
Mortgage-backed securities available for sale at December 31, 2019 and December 31, 2018 were as follows (dollars in thousands):
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2019:
Government pass-throughs:
Ginnie Mae	$21,386	$188	$(70)	$21,504
Fannie Mae	20,537	258	—	20,795
Freddie Mac	13,986	134	(34)	14,086
Private pass-throughs	21,904	—	(301)	21,603
Collateralized mortgage obligations	13,406	110	(26)	13,490
	$91,219	$690	$(431)	$91,478
December 31, 2018:
Government pass-throughs:
Ginnie Mae	$19,213	$1	$(324)	$18,890
Fannie Mae	13,952	7	(339)	13,620
Freddie Mac	12,662	—	(252)	12,410
Private pass-throughs	25,064	—	(349)	24,715
Collateralized mortgage obligations	12,328	11	(180)	12,159
	$83,219	$19	$(1,444)	$81,794
Private pass-throughs include Small Business Administration (“SBA”) securities that are each an aggregation of SBA guaranteed portions of loans made by SBA lenders under section 7(a) of the Small Business Act. The guaranty is backed by the full faith and credit of the United States.
For the year ended December 31, 2019, losses on sales of mortgage-backed securities were $1,000 and proceeds from such sales were $1.3 million. There were no sales of mortgage-backed securities during the year ended December 31, 2018.
Mortgage-backed securities with a carrying value of  $13.3 million and $10.4 million were pledged to secure repurchase agreements and public funds accounts at December 31, 2019 and December 31, 2018, respectively.
The following table presents the fair value and gross unrealized losses on mortgage-backed securities and the length of time that the securities have been in a continuous unrealized loss position at December 31, 2019 and December 31, 2018 (dollars in thousands):

STANDARD AVB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND DECEMBER 31, 2018
Note 4 — Mortgage-Backed Securities – (continued)
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2019:
Government pass-throughs:
Ginnie Mae	$4,070	(27)	3,516	(43)	$7,586	$(70)
Freddie Mac	5,537	(34)	—	—	5,537	(34)
Private pass-throughs	2,060	(29)	19,197	(272)	21,257	(301)
Collateralized mortgage obligations	562	(2)	3,526	(24)	4,088	(26)
Total	$12,229	$(92)	$26,239	$(339)	$38,468	$(431)
December 31, 2018:
Government pass-throughs:
Ginnie Mae	$4,850	$(26)	$13,794	$(298)	$18,644	$(324)
Fannie Mae	403	(2)	12,152	(337)	12,555	(339)
Freddie Mac	680	(24)	11,699	(228)	12,379	(252)
Private pass-throughs	14,436	(134)	9,359	(215)	23,795	(349)
Collateralized mortgage obligations	4,091	(40)	6,048	(140)	10,139	(180)
Total	$24,460	$(226)	$53,052	$(1,218)	$77,512	$(1,444)
At December 31, 2019, the Company held 34 mortgage-backed securities in an unrealized loss position. The decline in the fair value of these securities resulted primarily from interest rate fluctuations. The Company does not intend to sell these securities nor is it more likely than not that the Company would be required to sell these securities before their anticipated recovery. The Company believes the collection of the investment principal and related interest is probable. Based on the above, the Company considers all of the unrealized loss to be temporary impairment loss.
Note 5 — Loans Receivable
The following table summarizes the primary segments of the loan portfolio by the amounts collectively evaluated for impairment and the amounts individually evaluated for impairment, as of December 31, 2019 and December 31, 2018 (dollars in thousands):
	Real Estate Loans
	One-to-four- family Residential and Construction	Commercial Real Estate and Construction	Home Equity Loans and Lines of Credit	Commercial Business	Other Loans	Total
December 31, 2019:
Collectively evaluated for impairment	$234,421	$323,008	$111,499	$46,907	$570	$716,405
Individually evaluated for impairment	—	835	—	607	—	1,442
Total loans before allowance for loan losses	$234,421	$323,843	$111,499	$47,514	$570	$717,847

STANDARD AVB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND DECEMBER 31, 2018
Note 5 — Loans Receivable – (continued)
	Real Estate Loans
	One-to-four- family Residential and Construction	Commercial Real Estate and Construction	Home Equity Loans and Lines of Credit	Commercial Business	Other Loans	Total
December 31, 2018:
Collectively evaluated for impairment	$253,913	$308,775	$123,373	$46,196	$1,139	$733,396
Individually evaluated for impairment	—	—	—	—	—	—
Total loans before allowance for loan losses	$253,913	$308,775	$123,373	$46,196	$1,139	$733,396

Total loans at December 31, 2019 and December 31, 2018 were net of deferred loan fees of  $233,000 and $226,000, respectively. The Company’s primary business activity is with customers located within its local trade area. Although the Company has a diversified loan portfolio, loans outstanding to individuals and businesses are dependent upon the local economic conditions in its immediate trade area.
The segments of the Bank’s loan portfolio are disaggregated to a level that allows management to monitor risk and performance. The three segments are: real estate, commercial business and other. The real estate loan segment is further disaggregated into three classes. One-to-four family residential mortgages (including residential construction loans) include loans to individuals secured by residential properties having maturities up to 30 years. Commercial real estate (including commercial construction loans) consists of loans to commercial borrowers secured by commercial or residential real estate. Home equity loans and lines of credit include loans having maturities up to 20 years. The commercial business loan segment consists of loans to finance the activities of commercial business customers. The other loan segment consists primarily of consumer loans and overdraft lines of credit. The portfolio segments utilized in the calculation of the allowance for loan losses are disaggregated at the same level that management uses to monitor risk in the portfolio. Therefore the portfolio segments and classes of loans are the same.
There are various risks associated with lending to each portfolio segment. One-to-four family residential mortgage loans are typically longer-term loans which generally entail greater interest rate risk than consumer and commercial loans. Under certain economic conditions, housing values may decline, which may increase the risk that the collateral values are insufficient. Commercial real estate loans generally present a higher level of risk than loans secured by residences. This greater risk is due to several factors including but not limited to concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties, and the increased difficulty in monitoring these types of loans. Furthermore, the repayment of commercial real estate loans is typically dependent upon successful operation of the related real estate project. If the cash flow from the project is reduced by such occurrences as leases not being obtained, renewed, or not entirely fulfilled, the borrower’s ability to repay the loan may be impaired. Commercial business loans are primarily secured by business assets, inventories, and accounts receivable which present collateral risk. The repayment of the commercial business loan is dependent upon the ongoing cash flow of the operating entity and the ability of a guarantor to support the company. The other loan segment generally has higher interest rates and shorter terms than one-to-four family residential mortgage loans, however, they can have additional credit risk due to the type of collateral securing the loan.
Management evaluates individual loans in all of the commercial segments for possible impairment if the relationship is greater than $200,000 and the loan is in nonaccrual status, risk-rated Substandard or Doubtful, 90 days or more past due or represents a troubled debt restructuring (“TDR”). Loans are considered to be impaired when, based on current information and events, it is probable that the Company

STANDARD AVB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND DECEMBER 31, 2018
Note 5 — Loans Receivable – (continued)
will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The definition of  “impaired loans” is not the same as the definition of “nonaccrual loans,” although the two categories overlap. The Company may choose to place a loan on nonaccrual status due to payment delinquency or uncertain collectability, while not classifying the loan as impaired if the loan is not a commercial business or commercial real estate loan. Factors considered by management in evaluating impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. The Company does not separately evaluate individual consumer and residential mortgage loans for impairment, unless such loan is part of a larger relationship that is impaired, has a classified risk rating, or is a TDR.
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
Consistent with accounting and regulatory guidance, the Company recognizes a TDR when a borrower is experiencing financial difficulties and the Bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that would not normally be considered. Regardless of the form of concession granted, the Company’s objective in offering a TDR is to increase the probability of repayment of the borrower’s loan. During the year ended December 31, 2019, there was one modification determined to be a TDR. The modification to one customer relationship consisted of one commercial real estate loan and one commercial business loan. The modification extended the amortization period for each of the term loans which will result in a balloon payment at the maturity date of each loan. The loans remain on accrual status and there were no specific reserves established. The loans are included in the impaired loan table below. The Company did not modify any loans as TDRs during the year ended December 31, 2018. The Company did not have any TDRs where a concession had previously been made that then defaulted during the years ended December 31, 2019 or December 31, 2018.
The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary at December 31, 2019 (dollars in thousands):
	Impaired Loans With Allowance		Impaired Loans Without Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
December 31, 2019:
Commercial real estate and construction	$—	$—	$835	$835	$835
Commercial business	—	—	607	607	607
Total impaired loans	$—	$—	$1,442	$1,442	$1,442

STANDARD AVB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND DECEMBER 31, 2018
Note 5 — Loans Receivable – (continued)
There were no impaired loans at December 31, 2018.
The following table presents the average recorded investment in impaired loans and related interest income recognized for the years ended December 31, 2019 and December 31, 2018 (dollars in thousands):
	Years Ended December 31
	2019	2018
Average investment in impaired loans:
Commercial real estate and construction	$167	$236
Commercial business	121	—
	$288	$236
Interest income recognized on impaired loans	$78	$—
Management uses a nine-point internal risk rating system to monitor the credit quality of the overall loan portfolio. The first five categories are considered not criticized, and are aggregated as “Pass” rated. The criticized rating categories utilized by management generally follow bank regulatory definitions. The Special Mention category includes assets that are currently performing but are potentially weak, resulting in an undue and unwarranted credit risk, but not to the point of justifying a Substandard classification. Loans in the Substandard category have well-defined weaknesses that jeopardize the collection of the debt, and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected. All loans 90 days or more past due are considered Substandard. Any loan that has a specific allocation of the allowance for loan losses and is in the process of liquidation of the collateral is placed in the Doubtful category. Any portion of a loan that has been charged off is placed in the Loss category.
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
The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the Company’s internal risk rating system as of December 31, 2019 and December 31, 2018 (dollars in thousands):

STANDARD AVB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND DECEMBER 31, 2018
Note 5 — Loans Receivable – (continued)
	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2019:
Real estate loans:
One-to-four-family residential and construction	$232,354	$—	$2,067	$—	$234,421
Commercial real estate and construction	320,988	2,544	311	—	323,843
Home equity loans and lines of credit	111,165	62	272	—	111,499
Commercial business loans	46,636	818	60	—	47,514
Other loans	564	—	6	—	570
Total	$711,707	$3,424	$2,716	$—	$717,847
December 31, 2018:
Real estate loans:
One-to-four-family residential and construction	$252,186	$—	$1,727	$—	$253,913
Commercial real estate and construction	303,161	4,851	763	—	308,775
Home equity loans and lines of credit	123,053	62	258	—	123,373
Commercial business loans	45,902	232	62	—	46,196
Other loans	1,120	—	19	—	1,139
Total	$725,422	$5,145	$2,829	$—	$733,396
Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due based on the loans’ contractual due dates. Management considers nonperforming loans to be those loans that are past due 90 days or more and are still accruing as well as nonaccrual loans. The following table presents the segments of the loan portfolio summarized by the past due status of the loans still accruing and nonaccrual loans as of December 31, 2019 and December 31, 2018 (dollars in thousands):
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	Non-Accrual	90 Days Past Due & Accruing	Total Loans
December 31, 2019:
Real estate loans:
One-to-four-family residential and construction	$230,952	$1,021	$381	$2,067	$—	$234,421
Commercial real estate and construction	322,922	610	—	311	—	323,843
Home equity loans and lines of credit	110,634	591	2	272	—	111,499
Commercial business loans	47,420	34	—	60	—	47,514
Other loans	564	—	—	6	—	570
Total	$712,492	$2,256	$383	$2,716	$—	$717,847

STANDARD AVB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND DECEMBER 31, 2018
Note 5 — Loans Receivable – (continued)
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	Non-Accrual	90 Days Past Due & Accruing	Total Loans
December 31, 2018:
Real estate loans:
One-to-four-family residential and construction	$250,691	$1,341	$154	$1,727	$—	$253,913
Commercial real estate and construction	307,740	374	—	661	—	308,775
Home equity loans and lines of credit	122,929	163	23	258	—	123,373
Commercial business loans	45,434	690	10	62	—	46,196
Other loans	1,111	3	3	19	3	1,139
Total	$727,905	$2,571	$190	$2,727	$3	$733,396

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
Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the ALL. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the ALL. Management utilizes an internally developed spreadsheet to track and apply the various components of the allowance. During the year ended December 31, 2019, there was an increase in the provision for the commercial real estate and construction loan class primarily due to growth in the loan balances included in the allowance calculation for that loan class as well as charge-offs incurred during the year; there was a decrease in the provision for the one-to-four family residential and construction loan class primarily due to a

STANDARD AVB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND DECEMBER 31, 2018
Note 5 — Loans Receivable – (continued)
decline in the loan balances included in the allowance calculation for that loan class as well as a decrease in the qualitative factors; and there was an increase in the provision for the commercial business loan segment primarily due to an increase in both the historical loss factor and the qualitative factor related to trends in volume as well as an increase in the balance of loans included in the allowance calculation for that loan segment. The allowance for the home equity loans and lines of credit class and the other loan segment remained consistent with the previous year.
The following tables summarize the activity in the primary segments of the ALL for the years ended December 31, 2019 and December 31, 2018 as well as the allowance required for loans individually and collectively evaluated for impairment as of December 31, 2019 and December 31, 2018 (dollars in thousands):
	Real Estate Loans
	One-to-four- family Residential and Construction	Commercial Real Estate and Construction	Home Equity Loans and Lines of Credit	Commercial Business	Other Loans	Total
Balance at December 31, 2018	$1,051	$2,761	$312	$286	$4	$4,414
Charge-offs	—	(187)	(2)	(37)	(41)	(267)
Recoveries	4	3	1	—	2	10
Provision	(334)	736	(1)	285	39	725
Balance December 31, 2019	$721	$3,313	$310	$534	$4	$4,882
Balance at December 31, 2017	$1,384	$2,003	$400	$333	$7	$4,127
Charge-offs	—	(80)	—	(244)	(48)	(372)
Recoveries	69	2	11	5	—	87
Provision	(402)	836	(99)	192	45	572
Balance December 31, 2018	$1,051	$2,761	$312	$286	$4	$4,414

	Real Estate Loans
	One-to-four- family Residential and Construction	Commercial Real Estate and Construction	Home Equity Loans and Lines of Credit	Commercial Business	Other Loans	Total
Evaluated for Impairment:
Individually	$—	$—	$—	$—	$—	$—
Collectively	721	3,313	310	534	4	4,882
Balance at December 31, 2019	$721	$3,313	$310	$534	$4	$4,882
Evaluated for Impairment:
Individually	$—	$—	$—	$—	$—	$—
Collectively	1,051	2,761	312	286	4	4,414
Balance at December 31, 2018	$1,051	$2,761	$312	$286	$4	$4,414
The ALL is based on estimates and actual losses will vary from current estimates. Management believes that the granularity of the homogeneous pools and the related historical loss ratios and other qualitative factors, as well as the consistency in the application of assumptions, result in an ALL that is representative of the risk found in the components of the loan portfolio at any given date.

STANDARD AVB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND DECEMBER 31, 2018
Note 5 — Loans Receivable – (continued)
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
Loans serviced for others were $69.0 million and $66.3 million at December 31, 2019 and December 31, 2018, respectively. Net mortgage servicing rights were $487,000 and $454,000 at December 31, 2019 and December 31, 2018, respectively.
Note 6 — Foreclosed Assets Held for Sale
Foreclosed assets acquired in the settlement of loans are carried at fair value less estimated costs to sell and are included in foreclosed real estate on the Consolidated Statement of Financial Condition. As of December 31, 2019 and December 31, 2018, foreclosed real estate totaled $404,000 and $486,000, respectively. As of December 31, 2019, included within the foreclosed assets totaling $404,000 were two residential properties and one commercial real estate property. As of December 31, 2018, included within the foreclosed assets totaling $486,000 were two residential properties and one commercial real estate property. Additionally, the Company had initiated formal foreclosure procedures on $1.1 million in one-to-four family residential loans and $53,000 in home equity loans as of December 31, 2019.
Note 7 — Office Properties and Equipment
Office properties and equipment at December 31, 2019 and December 31, 2018 are summarized by major classifications as follows (dollars in thousands):
		December 31
	Estimated Useful Life	2019	2018
Land and land improvements	Indefinite – 10 years	$2,402	$3,152
Buildings and building improvements	10 – 50 years	10,322	10,475
Leasehold improvements	1 – 20 years	893	871
Right-of-use asset financing leases	1 – 12 years	3,050	—
Furnitures, fixtures, and equipment	3 – 10 years	4,689	4,678
		$21,356	$19,176
Less accumulated depreciation		(11,468)	(11,447)
Plus projects in progress		42	65
Premises and equipment, net		$9,930	$7,794
Depreciation expense was $1.1 million and $771,000 for the years ended December 31, 2019 and December 31, 2018, respectively.
The Company currently has four financing lease agreements for branch offices. In conjunction with those financing leases, the Company recognized Right-Of-Use (“ROU”) assets totaling $3.4 million and lease liabilities totaling $3.4 million related to those financing leases. Some of the leases includes an option to extend which was recognized as part of the Company’s ROU asset and corresponding lease liability for that property if the Company believes that it is more likely than not to exercise the extension option.
The ROU assets are included with office properties and equipment while lease liabilities are included in long-term borrowings on the December 31, 2019 Consolidated Statements of Financial Condition.

STANDARD AVB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND DECEMBER 31, 2018
Note 7 — Office Properties and Equipment – (continued)
Amortization of ROU assets is included in premises and occupancy costs while interest expense on the lease liabilities is included in the interest expense on long-term borrowings on the Consolidated Statements of Income. The following table presents the financing lease costs during year ended December 31, 2019 (dollars in thousands):
Financing lease costs
Amortization of right-of-use asset	$372
Interest expense	50
Total financing lease costs	$422
The discount rates utilized to determine the interest expense portion of the lease liability were obtained by utilizing FHLB advance rates for a similar term borrowings as of January 1, 2019. The following table presents the weighted-average remaining term and discount rates for financing leases outstanding as of December 31, 2019:
Financing
Weighted-average term (years)	9.9
Weighted-average discount rate	2.60%
The following table presents the undiscounted cash flows due related to financing leases as of December 31, 2019, along with a reconciliation to the discounted amount recorded in long-term borrowings on the December 31, 2019 Consolidated Statements of Financial Condition (dollars in thousands):
Financing
Undiscounted cash flows due within:
2020	$361
2021	358
2022	359
2023	361
2024	362
2025 and thereafter	1,719
Total undiscounted cash flows	3,520
Impact of present value discount	(428)
Amount reported on balance sheet	$3,092
Note 8 — Deposits
Deposit balances at December 31, 2019 and December 31, 2018 are summarized as follows (dollars in thousands):
	December 31
	2019	2018
Noninterest-bearing demand	$127,168	$135,708
Interest-bearing demand	111,428	100,163
Savings	144,120	147,695
Money market	106,576	87,611
Time deposits	245,114	246,697
Total deposits	$734,406	$717,874

STANDARD AVB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND DECEMBER 31, 2018
Note 8 — Deposits – (continued)
At December 31, 2019, the scheduled maturities of time deposit are as follows (dollars in thousands):
One year or less	$127,643
Over one through two years	35,141
Over two through three years	33,932
Over three through four years	32,356
Over four through five years	9,271
Over five years	6,771
Total	$245,114
At December 31, 2019, the scheduled maturities of time deposit in denominations of  $100,000 or more are as follows (dollars in thousands):
Three months or less	$24,941
Over three to six months	15,548
Over six to twelve months	21,926
Over twelve months	50,263
Total	$112,678
Time deposits include certificates of deposit in denominations of  $250,000 or more. Such deposits aggregated $46.0 million and $35.2 million at December 31, 2019 and December 31, 2018, respectively.
Note 9 — Short-term and Long-term Borrowings
The Bank is a member of the FHLB. This membership allows the Bank to borrow funds from the FHLB which are collateralized by qualifying securities and loans. At December 31, 2019, the Bank had approximately $431.8 million in maximum borrowing capacity available as collateral for existing and future borrowings. Included in the $431.8 million is a revolving line of credit agreement the Bank has established with the FHLB whereby it can borrow up to approximately $207.1 million on a short-term basis. The outstanding balance under this agreement was $0 at December 31, 2019. At December 31, 2018, the outstanding balance under this agreement was approximately $4.5 million with an interest rate in effect on that borrowing of 2.64%.
The outstanding balances and related information for short-term borrowings at or for the years ended December 31, 2019 and December 31, 2018 are summarized as follows (dollars in thousands):
	December 31
	2019	2018
Balance	$—	$4,524
Average balance outstanding during the period	1,698	12,696
Maximum amount outstanding at any month-end	11,339	51,500
Weighted average interest rate at period end	—%	2.64%
Average interest rate during the period	2.67	1.79

STANDARD AVB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND DECEMBER 31, 2018
Note 9 — Short-term and Long-term Borrowings – (continued)
Advances, which are typically more long-term in nature, are also available from the FHLB. At December 31, 2019 and December 31, 2018, the Bank had long-term borrowings including FHLB advances as well as lease liabilities as follows (dollars in thousands):
		December 31
Stated Maturity	Interest Rate	2019	2018
January 22, 2019	1.25%	$—	$125
June 24, 2019	1.63	—	1,805
September 11, 2019	1.59	—	6,438
November 12, 2019	1.91	—	3,151
January 8, 2020	1.70	5,794	5,794
March 20, 2020	2.51	1,278	6,309
July 29, 2020	1.91	1,822	1,822
August 17, 2020	1.63	5,635	5,635
September 8, 2020	1.69	4,204	9,726
December 9, 2020	1.92	3,500	3,500
January 26, 2021	1.94	4,000	4,000
February 22, 2021	1.95	3,365	3,365
March 8, 2021	2.54	4,421	7,639
May 7, 2021	2.38	5,000	—
August 18, 2021	1.80	1,443	2,289
September 7, 2021	2.17	5,000	—
September 8, 2021	1.77	7,363	11,469
November 15, 2021	3.23	3,000	3,000
June 6, 2022	2.14	5,000	—
August 8, 2022	1.85	5,000	—
September 8, 2022	1.86	5,615	7,587
December 9, 2022	2.26	3,212	3,212
December 29, 2022	2.45	6,146	8,097
May 30, 2023	2.93	10,000	10,000
August 8, 2023	1.82	5,208	—
Lease liabilities	2.60	3,092	—
		$99,098	$104,963
Note 10 — Securities Sold Under Agreement to Repurchase
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

STANDARD AVB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND DECEMBER 31, 2018
Note 10 — Securities Sold Under Agreement to Repurchase – (continued)
The collateral pledged to secure the borrowings based on the remaining contractual maturity of the securities sold under agreements to repurchase as of December 31, 2019 and December 31, 2018 are presented in the following tables (dollars in thousands):
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 – 90 Days	Greater than 90 Days	Total
December 31, 2019:
U.S. government obligations	$4,435	$—	$—	$—	$4,435
Municipal obligations	5,011	—	—	—	5,011
Total collateral pledged	$9,446	$—	$—	$—	$9,446
Gross amount of recognized liabilities for securities sold under agreements to repurchase					$3,740
Amounts related to agreements not included in offsetting disclosures above					$5,706
December 31, 2018:
U.S. government obligations	$6,031	$—	$—	$—	$6,031
Municipal obligations	4,824	—	—	—	4,824
Total collateral pledged	$10,855	$—	$—	$—	$10,855
Gross amount of recognized liabilities for securities sold under agreements to repurchase					$2,137
Amounts related to agreements not included in offsetting disclosures above					$8,718
The outstanding balances and related information for repurchase agreements at or for the years ended December 31, 2019 and December 31, 2018 are summarized as follows (dollars in thousands):
	December 31
	2019	2018
Balance	$3,740	$2,137
Average balance outstanding during the period	3,738	4,782
Maximum amount outstanding at any month-end	4,136	8,251
Weighted average interest rate at period end	0.48%	0.19%
Average interest rate during the period	0.45	0.23

STANDARD AVB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND DECEMBER 31, 2018
Note 11 — Income Taxes
Total income tax expense for the years ended December 31, 2019 and December 31, 2018 was as follows (dollars in thousands):
	Years Ended December 31
	2019	2018
Federal:
Current	$1,784	$2,001
Deferred	(80)	(288)
	$1,704	$1,713
State, current	$634	$535
The difference between the expected and actual tax provision expressed as a percentage of earnings before income tax provision are as follows:
	December 31
	2019		2018
	Amount	% of Pre-tax Income	Amount	% of Pre-tax Income
Expected federal tax rate	$2,341	21.0%	$2,321	21.0%
State taxes, net of federal tax benefit	501	4.5	421	3.8
Nontaxable interest income	(393)	(3.5)	(377)	(3.4)
Bank-owned life insurance	(113)	(1.0)	(112)	(1.0)
Other items, net	2	—	(5)	(0.1)
Effective Tax Rate	$2,338	21.0%	$2,248	20.3%
The Bank is subject to the Pennsylvania, Maryland and West Virginia corporate net income tax which is allocated between the states and calculated at 11.50%, 8.25% and 6.50%, respectively, based on taxable income applicable to the individual states.
The net deferred tax asset consisted of the following components as of December 31, 2019 and December 31, 2018 (dollars in thousands):
	December 31
	2019	2018
Deferred Tax Assets:
Allowance for loan losses	$1,025	$927
Employee benefits	326	290
Impairment reserves	—	11
Net unrealized losses on securities	—	195
Capital loss carryforward	—	19
Other, net	192	148
Total Deferred Tax Assets	1,543	1,590

STANDARD AVB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND DECEMBER 31, 2018
Note 11 — Income Taxes – (continued)
	December 31
	2019	2018
Deferred Tax Liabilities:
Net unrealized gains on securities	(369)	—
Premises and equipment	(172)	(214)
Purchase accounting	(61)	(14)
Equity security fair value adjustments	(57)	—
Other, net	(51)	(46)
Total Deferred Tax Liabilities	(710)	(274)
Net Deferred Tax Assets	$833	$1,316

U.S. generally accepted accounting principles prescribe a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met.
Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Bank recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Consolidated Statements of Income. The Bank’s federal and Pennsylvania and Maryland state tax returns for taxable years through 2015 have been closed for purposes of examination by the Internal Revenue Service and the Pennsylvania and Maryland taxing authorities.
Note 12 — Regulatory Capital Requirements
Included in interest-earning deposits with other institutions are required federal reserves of  $11.7 million and $11.5 million at December 31, 2019 and December 31, 2018, respectively, for facilitating the implementation of monetary policy by the Federal Reserve System. The required reserves are computed by applying prescribed ratios to the classes of average deposit balances. These reserves are held in the form of cash on-hand and a balance maintained with the Federal Reserve Bank.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the tables below) of Total and Tier I capital to risk-weighted assets and Tier I capital to average assets. The final Basel III rules require the Company to maintain

STANDARD AVB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND DECEMBER 31, 2018
Note 12 — Regulatory Capital Requirements – (continued)
a minimum amount and ratio of Common Equity Tier I capital (as defined in the regulations) to risk-weighted assets. Additionally, under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital. As of December 31, 2019 and December 31, 2018, the Bank and the Company were categorized as “Well Capitalized” under the regulatory framework for prompt corrective action promulgated by the FDIC and the Federal Reserve, respectively. The Company believes that no conditions or events have occurred that would change this conclusion since such date. To be categorized as Well Capitalized, the Bank must maintain minimum Total capital, Common Equity Tier I capital, Tier I capital, and Tier I leverage ratios as set forth in the tables below (dollars in thousands).
	December 31, 2019
	Bank		Company
	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Actual	$114,626	17.64%	$118,113	18.17%
For capital adequacy purposes	51,989	8.00	52,014	8.00
To be well capitalized	64,986	10.00	65,017	10.00
Common equity tier I (to risk weighted assets)
Actual	$109,747	16.89%	$113,234	17.42%
For capital adequacy purposes	29,244	4.50	29,258	4.50
To be well capitalized	42,241	6.50	42,261	6.50
Tier I capital (to risk weighted assets)
Actual	$109,747	16.89%	$113,234	17.42%
For capital adequacy purposes	38,992	6.00	39,010	6.00
To be well capitalized	51,989	8.00	52,014	8.00
Tier I capital (to average assets)
Actual	$109,747	11.46%	$113,234	11.76%
For capital adequacy purposes	38,314	4.00	38,504	4.00
To be well capitalized	47,892	5.00	48,130	5.00
	December 31, 2018
	Bank		Company
	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Actual	$111,857	16.85%	$115,390	17.38%
For capital adequacy purposes	53,108	8.00	53,127	8.00
To be well capitalized	66,384	10.00	66,409	10.00
Common equity tier I (to risk weighted assets)
Actual	$107,451	16.19%	$110,981	16.71%
For capital adequacy purposes	29,873	4.50	29,884	4.50
To be well capitalized	43,150	6.50	43,166	6.50
Tier I capital (to risk weighted assets)
Actual	$107,451	16.19%	$110,981	16.71%
For capital adequacy purposes	39,831	6.00	39,845	6.00
To be well capitalized	53,108	8.00	53,127	8.00
Tier I capital (to average assets)
Actual	$107,451	11.33%	$110,981	11.71%
For capital adequacy purposes	37,947	4.00	37,921	4.00
To be well capitalized	47,434	5.00	47,401	5.00

STANDARD AVB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND DECEMBER 31, 2018
Note 13 — Stock Based Compensation
The Company currently has two stock plans that allow for the issuance of stock based compensation, the Allegheny Valley Bancorp, Inc. 2011 Stock Incentive Plan (the “2011 Plan”) and the Standard Financial Corp. 2012 Equity Incentive Plan (the “2012 Plan”). On February 26, 2019, 1,820 shares of restricted stock were awarded to directors out of the 2011 Plan. The awards vested quarterly through December 31, 2019 and the related compensation expense was recognized straight line over the 11 month vesting period. On March 12, 2019, 2,727 shares of restricted stock were awarded to employees out of the 2011 Plan. The awards vest over 34 months and the related compensation expense is being recognized straight line over the vesting period. On September 28, 2018, 250 shares of restricted stock were awarded out of the 2011 Plan. The award vests over two years and the related compensation expense will be recognized straight line over the vesting period. At December 31, 2019, there were 72,588 and 101,144 shares available to be issued under the 2011 Plan and the 2012 Plan, respectively.
For both the years ended December 31, 2019 and December 31, 2018, there was no recorded compensation expense related to stock options. As of December 31, 2019, all outstanding stock options were fully vested and there was no unrecognized compensation cost.
The following table summarizes transactions regarding the options under the Plan:
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2017	302,231	$17.25	4.11
Granted	—	—
Exercised	(35,536)	18.25
Forfeited	—	—
Outstanding at December 31, 2018	266,695	$17.12	3.32
Granted	—	—
Exercised	(18,914)	17.74
Forfeited	—	—
Outstanding at December 31, 2019	247,781	$17.07	2.47
Exercisable at December 31, 2018	266,695	$17.12
Exercisable at December 31, 2019	247,781	$17.07
For the year ended December 31, 2019, there was $81,000 of compensation expense recorded on restricted stock grants. For the year ended December 31, 2018, there was $972 of compensation expense recorded on restricted stock grants. As of December 31, 2019, there was $59,000 of unrecognized compensation expense that will be recognized over the remaining vesting periods.

STANDARD AVB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND DECEMBER 31, 2018
Note 13 — Stock Based Compensation – (continued)
The following table summarizes transactions regarding restricted stock under the Plan:
	Number of Restricted Shares	Weighted Average Grant Date Price Per Share
Non-vested shares at December 31, 2017	—	$—
Granted	250	31.10
Vested	—	—
Forfeited	—	—
Non-vested shares at December 31, 2018	250	$31.10
Granted	4,547	29.13
Vested	(2,853)	29.47
Forfeited	—	—
Non-vested shares at December 31, 2019	1,944	$28.90
Note 14 — Employee Stock Ownership Plan
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
Compensation expense is equal to the fair value of the shares committed to be released and unallocated ESOP shares are excluded from outstanding shares for purposes of computing earnings per share. Compensation expense related to the ESOP of  $410,000 and $440,000 was recognized during the years ended December 31, 2019 and December 31, 2018, respectively. Dividends on unallocated shares are not treated as ordinary dividends but are instead used to repay the ESOP loan and recorded as compensation expense.
As of December 31, 2019, the ESOP held a total of 253,588 shares of the Company’s stock. Of the 253,588 shares, there were 159,003 unallocated as of December 31, 2019 with a fair market value of $4.8 million. As of December 31, 2018, the ESOP held 254,610 shares of the Company’s stock. Of the 254,610 shares, there were 173,458 unallocated as of December 31, 2018 with a fair market value of $5.2 million.
Note 15 — Employee Benefit Plans
The Company sponsors a pension plan which is a noncontributory defined benefit retirement plan. Effective August 1, 2005, the annual benefit provided to employees under this defined benefit pension plan was frozen by the Bank. Freezing the plan eliminated all future benefit accruals; however, the accrued benefit as of August 1, 2005 remained.

STANDARD AVB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND DECEMBER 31, 2018
Note 15 — Employee Benefit Plans – (continued)
Obligations and Funded Status
The following table sets forth the change in the plan assets and the projected benefit obligations of the Standard Bank PaSB Defined Benefit Pension Plan and Trust at December 31, 2019 and December 31, 2018 (dollars in thousands):
	December 31
	2019	2018
Change in projected benefit obligation:
Benefit obligation at beginning of year	$3,437	$4,168
Interest cost	123	131
Settlement (gain) loss	(32)	11
Actuarial loss (gain)	388	(312)
Benefits paid	(37)	(36)
Settlement payments	(411)	(525)
Projected benefit obligation at end of year	3,468	3,437
Change in plan assets:
Fair value of plan assets at beginning of year	2,883	3,564
Actual return on plan assets	454	(99)
Benefits paid	(37)	(36)
Administrative expenses	(33)	(21)
Settlement payments	(411)	(525)
Fair value of plan assets at end of year	2,856	2,883
Funded status	$(612)	$(554)
Amounts recognized in accumulated other comprehensive loss consists of:
Unrecognized actuarial loss	$405	$400
Total	$405	$400
The accumulated benefit obligation for the defined benefit pension plan was approximately $3.5 million and $3.4 million at December 31, 2019 and December 31, 2018, respectively.
Components of Net Periodic Benefit Cost
The net periodic pension cost for the years ended December 31, 2019 and December 31, 2018 was as follows (dollars in thousands):
	Years Ended December 31
	2019	2018
Interest Cost	$123	$131
Expected return on plan assets	(126)	(162)
Amortization of net loss	9	10
Settlement obligation	48	61
Net periodic pension cost	$54	$40

STANDARD AVB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND DECEMBER 31, 2018
Note 15 — Employee Benefit Plans – (continued)
The estimated net loss and prior service cost that will be amortized from accumulated other comprehensive income (loss) into the net periodic benefit cost in 2020 are as follows (dollars in thousands):
Net loss	$10
Total	$10
Assumptions
The weighted-average assumptions used to determine benefit obligations at December 31, 2019 and December 31, 2018 were as follows:
	December 31
	2019	2018
Discount rate	3.25%	4.00%
The weighted-average assumptions used to determine net periodic benefit cost for years ended December 31, 2019 and December 31, 2018 were as follows:
	December 31
	2019	2018
Discount rate	3.25%	4.00%
The long-term rate of return on plan assets was assumed to be 5.00% for December 31, 2019 and December 31, 2018 and gives consideration to returns currently being earned on plan assets, as well as future rates expected to be earned.
Plan Assets
The Bank’s defined benefit pension plan weighted-average asset allocations at December 31, 2019 and December 31, 2018 by assets category are as follows:
	December 31
Asset Category	2019	2018
Cash and Cash Equivalents	2.11%	2.89%
Equity Mutual Funds	55.68	37.88
Bond Mutual Funds	42.21	59.23
Total	100.00%	100.00%
The asset allocation and policy limits are evaluated periodically and may be changed at the discretion of the investment committee. The current strategic allocation for the defined benefit pension plan assets is to maintain 50% in equity mutual funds and 50% in bond mutual funds. This will move slightly in either direction as tactical adjustments are made quarterly. A portion of the equity portfolio can be moved into a cash equivalent investment based on market signals to provide some protection when equity markets sell-off, like they did in December 2018.

STANDARD AVB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND DECEMBER 31, 2018
Note 15 — Employee Benefit Plans – (continued)
The following tables set forth by level, within the fair value hierarchy, the plan’s assets at fair value as of December 31, 2019 and December 31, 2018 (dollars in thousands):
	Level I	Level II	Level III	Total
December 31, 2019:
Cash and Cash Equivalents	$61	$—	$—	$61
Domestic Stock Funds	1,251	—	—	1,251
International Stock Funds	339	—	—	339
Domestic Bond Funds	1,205	—	—	1,205
Total assets at fair value	$2,856	$—	$—	$2,856
December 31, 2018:
Cash and Cash Equivalents	$83	$—	$—	$83
Domestic Stock Funds	896	—	—	896
International Stock Funds	196	—	—	196
Domestic Bond Funds	1,708	—	—	1,708
Total assets at fair value	$2,883	$—	$—	$2,883
Cash Flows
There is an expected contribution of  $100,000 to the defined benefit pension plan during 2020.
The following benefit payments which reflect expected future service, as appropriate, are expected to be paid subsequent to December 31, 2019 (dollars in thousands):
Year Ended December 31,	Plan Benefits
2020	$682
2021	152
2022	157
2023	136
2024	151
2025 – 2029	818
Total	$2,096
The Company participates in the Pentegra Financial Institutions Thrift Plan, a multi-employer 401(k) plan, which provides benefits to substantially all of the Company’s employees. Employees’ contributions to the plan are matched by the Company up to a maximum of four percent of such employees’ pretax salaries. Expense recognized for the plan was $309,000 and $306,000 for the years ended December 31, 2019 and December 31, 2018, respectively.
The Company sponsors a Supplemental Executive Retirement Plan (“SERP”) to provide certain additional retirement benefits to participating executive officers. During the year ended December 31, 2019 and December 31, 2018, the Company had service cost of  $102,000 and $114,000 and interest cost of  $3,000 and $4,000 related to the SERP, respectively.

STANDARD AVB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND DECEMBER 31, 2018
Note 16 — Financial Instruments With Off-Balance Sheet Risk
In the normal course of business, the Company extends credit in the form of various outstanding commitments that are not reflected in the accompanying Consolidated Financial Statements. These off-balance sheet instruments involve, to various degrees, elements of credit and interest rate risk not reported in the statement of financial condition.
Financial instruments with off-balance sheet risk as of December 31, 2019 and December 31, 2018 were comprised of the following (dollars in thousands):
	December 31
	2019	2018
One-to-four family and construction:
Loan commitments	$5,869	$872
Undisbursed home equity lines of credit	30,716	34,485
Undisbursed funds – construction loans in process	3,931	6,129
Commerical loan commitments	58,569	67,240
Standby letters of credit	4,012	4,202
Other	18,601	24,251
Total	$121,698	$137,179
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
Note 17 — Fair Value of Assets and Liabilities
Fair Value Hierarchy
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

STANDARD AVB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND DECEMBER 31, 2018
Note 17 — Fair Value of Assets and Liabilities – (continued)
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
On a quarterly basis, management reviews the pricing information received from the Company’s third-party pricing service. This review process includes a comparison to non-binding third-party broker quotes, as well as a review of market-related conditions impacting the information provided by the Company’s third-party pricing service. Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume or frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs. As of December 31, 2019 and December 31, 2018, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets. On a quarterly basis, management also reviews a sample of securities priced by the Company’s third-party pricing service to review significant assumptions and valuation methodologies used. Based on this review, management determines whether the current placement of the security in the fair value hierarchy is appropriate or whether transfers may be warranted.

STANDARD AVB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND DECEMBER 31, 2018
Note 17 — Fair Value of Assets and Liabilities – (continued)
The following table presents the assets measured at fair value on a recurring basis as of December 31, 2019 and December 31, 2018 by level within the fair value hierarchy (dollars in thousands):
	Level 1	Level 2	Level 3	Total
December 31, 2019:
Investment securities available for sale:
U.S. government and agency obligations	$—	$8,489	$—	$8,489
Corporate bonds	—	2,579	—	2,579
Municipal obligations	—	58,816	—	58,816
Total investment securities available for sale	—	69,884	—	69,884
Equity securities	2,955	—	—	2,955
Mortgage-backed securities available for sale	—	91,478	—	91,478
Total recurring fair value measurements	$2,955	$161,362	$—	$164,317
December 31, 2018:
Investment securities available for sale:
U.S. government and agency obligations	$—	$8,270	$—	$8,270
Corporate bonds	—	4,201	—	4,201
Municipal obligations	—	53,698	—	53,698
Total investment securities available for sale	—	66,169	—	66,169
Equity securities	2,725	—	—	2,725
Mortgage-backed securities available for sale	—	81,794	—	81,794
Total recurring fair value measurements	$2,725	$147,963	$—	$150,688
Assets Measured at Fair Value on a Nonrecurring Basis
The following table presents the assets measured at fair value on a nonrecurring basis as of December 31, 2019 and December 31, 2018 by level within the fair value hierarchy (dollars in thousands):
	Level 1	Level 2	Level 3	Total
December 31, 2019:
Foreclosed real estate	$—	$—	$404	$404
Total nonrecurring fair value measurements	$—	$—	$404	$404
December 31, 2018:
Foreclosed real estate	$—	$—	$486	$486
Total nonrecurring fair value measurements	$—	$—	$486	$486

STANDARD AVB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND DECEMBER 31, 2018
Note 17 — Fair Value of Assets and Liabilities – (continued)
The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Company uses Level 3 inputs to determine fair value (dollars in thousands):
			Quantitative Information about Level 3 Fair Value Measurements
	December 31		Valuation Techniques	Unobservable Input	Range (Weighted Average)
	2019	2018
Foreclosed real estate	$404	$486	Appraisal of collateral(1)	Appraisal adjustments(2)	0% to 30%
			Liquidation expenses(2)

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

The following table presents the carrying value, estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments not required to be carried at fair value as of December 31, 2019 and December 31, 2018 (dollars in thousands):
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
December 31, 2019:
Financial Instruments – Assets:
Cash on hand and due from banks(1)	$3,396	$3,396	$3,396	$—	$—
Interest-earning deposits in other institutions(1)	29,031	29,031	29,031	—	—
Certificate of deposit(1)	249	249	249	—	—
Investment securities(2)	69,884	69,884	—	69,884	—
Equity Securities(3)	2,955	2,955	2,955	—	—
Mortgage-backed securities(2)	91,478	91,478	—	91,478	—
Federal Home Loan Bank and other restricted stock(1)	7,486	7,486	7,486	—	—
Loans receivable(1)	712,965	721,197	—	—	721,197
Bank-owned life insurance(1)	23,374	23,374	23,374	—	—
Accrued interest receivable(1)	2,794	2,794	2,794	—	—
Financial Instruments – Liabilities:
Demand and savings accounts(1)	$489,292	$489,292	$489,292	$—	$—
Certificate deposit accounts(1)	245,114	247,456	—	—	247,456
Federal Home Loan Bank short-term borrowings(1)	—	—	—	—	—
Long-term borrowings(1)	99,098	100,032	—	—	100,032
Securities sold under agreements to repurchase(1)	3,740	3,740	3,740	—	—
Accrued interest payable(1)	1,010	1,010	1,010	—	—

STANDARD AVB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND DECEMBER 31, 2018
Note 17 — Fair Value of Assets and Liabilities – (continued)
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
December 31, 2018:
Financial Instruments – Assets:
Cash on hand and due from banks(1)	$3,371	$3,371	$3,371	$—	$—
Interest-earning deposits in other institutions(1)	12,836	12,836	12,836	—	—
Certificate of deposit(1)	249	249	249	—	—
Investment securities(2)	66,169	66,169	—	66,169	—
Equity Securities(3)	2,725	2,725	2,725	—	—
Mortgage-backed securities(2)	81,794	81,794	—	81,794	—
Federal Home Loan Bank and other restricted stock(1)	7,900	7,900	7,900	—	—
Loans receivable(1)	728,982	717,491	—	—	717,491
Bank-owned life insurance(1)	22,572	22,572	22,572	—	—
Accrued interest receivable(1)	2,823	2,823	2,823	—	—
Financial Instruments – Liabilities:
Demand and savings accounts(1)	$471,177	$471,177	$471,177	$—	$—
Certificate deposit accounts(1)	246,697	245,740	—	—	245,740
Federal Home Loan Bank short-term borrowings(1)	4,524	4,524	4,524	—	—
Federal Home Loan Bank advances(1)	104,963	104,345	—	—	104,345
Securities sold under agreements to repurchase(1)	2,137	2,137	2,137	—	—
Accrued interest payable(1)	1,154	1,154	1,154	—	—

(1)
The financial instrument is carried at amortized cost.

(2)
The financial instrument is carried at fair value through other comprehensive income.

(3)
The financial instrument is carried at fair value through net income.

Note 18 — Parent Only Financial Information
Statement of Financial Condition (Dollars in thousands)	December 31
	2019	2018
Assets
Cash	$2,222	$1,421
Interest-earning deposits with other institutions	82	47
Cash and cash equivalents	2,304	1,468
Equity securities	1,160	1,022
Accrued interest receivable and other assets	51	1,047
Investment in subsidiary	138,606	134,451
Total Assets	$142,121	$137,988
Liabilities and Stockholders’ Equity
Accrued interest payable and other liabilities	$273	$98
Stockholders’ equity	141,848	137,890
Total Liabilities and Stockholders’ Equity	$142,121	$137,988

STANDARD AVB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND DECEMBER 31, 2018
Note 18 — Parent Only Financial Information – (continued)
Statement of Operations (Dollars in thousands)	Years Ended December 31
	2019	2018
Income
Dividends from subsidiary	$7,126	$2,000
Dividend Income	38	62
Gain on sale of investments	—	394
Net equity securities fair value adjustment gains (losses)	138	(468)
Total Income	7,302	1,988
Operating expenses	200	259
Total Expense	200	259
Income before taxes	7,102	1,729
Credit for income taxes	(35)	(70)
Income before equity in undistributed net income of subsidiaries	7,137	1,799
Equity in undistributed income of Standard Bank	1,669	7,002
Net Income	$8,806	$8,801
Comprehensive Income	$8,803	$8,872

Statement of Cash Flows (Dollars in thousands)	Years Ended December 31
	2019	2018
Net income	$8,806	$8,801
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on sale of equity securities	—	(394)
Net equity securities fair value adjustment (gains) losses	(138)	468
Stock compensation expense	81	1
ESOP expense	410	440
Net change in other assets and liabilities	1,171	215
Equity in undistributed income of subsidiaries	(1,669)	(7,002)
Net cash provided by operating activities	8,661	2,529
Investing Activities:
Proceeds from sale of equtiy securities	—	1,900
Purchases of equity securities	—	(546)
Net cash provided by investing activities	—	1,354
Financing activities:
Proceeds from exercise of stock options	257	648
Stock repurchases	(4,012)	(428)
Dividends paid	(4,070)	(4,088)
Net cash used for financing activities	(7,825)	(3,868)
Net change in cash and cash equivalents	836	15
Cash and cash equivalents at the beginning of the year	1,468	1,453
Cash and cash equivalents at the end of the year	$2,304	$1,468

STANDARD AVB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND DECEMBER 31, 2018
Note 19 — Accumulated Other Comprehensive Income (Loss)
The following tables present the significant amounts reclassified out of accumulated other comprehensive income (loss) and the changes in accumulated other comprehensive income (loss) by component for the years ended December 31, 2019 and December 31, 2018.
	Unrealized Gains on Available for Sale Securities	Unrecognized Pension Costs	Total
Balance as of December 31, 2017	$840	$(312)	$528
Other comprehensive (loss) income before reclassification	(1,540)	15	(1,525)
Amount reclassified from accumulated other comprehensive income	13	56	69
Total other comprehensive (loss) income	(1,527)	71	(1,456)
Change in accounting principle for adoption of ASU 2016-01	(416)	—	(416)
Balance as of December 31, 2018	$(1,103)	$(241)	$(1,344)
Other comprehensive income before reclassification	2,488	(48)	2,440
Amount reclassified from accumulated other comprehensive loss	1	45	46
Total other comprehensive income (loss)	2,489	(3)	2,486
Balance as of December 31, 2019	$1,386	$(244)	$1,142

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line on the Consolidated Statements of Income
December 31, 2019:
Unrealized losses on available for sale securities	$1	Net losses on sales of securities
	—	Income tax expense
	1	Net of tax
Amortization of defined benefit items: Actuarial loss	9	Other operating expenses
Distribution settlement	48	Other operating expenses
	(12)	Income tax expense
	45	Net of tax
Total reclassification for the period	$46	Net income
December 31, 2018:
Unrealized losses on available for sale securities	$17	Net losses on sales of securities
	(4)	Income tax expense
	13	Net of tax
Amortization of defined benefit items: Actuarial loss	10	Other operating expenses
Distribution settlement	61	Other operating expenses
	(15)	Income tax expense
	56	Net of tax
Total reclassification for the period	$69	Net income

STANDARD AVB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND DECEMBER 31, 2018
Note 20 — Revenue Recognition
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
Investment Management Fees
Investment management fees include three basic components including brokerage commissions, trailers and advisory fees. Brokerage commissions are fees earned from the sale of annuities, stocks, bonds, mutual funds and insurance products and are recognized in the month following the settlement date, which is when the Company has satisfied its performance obligation (that is successful consummation of trade in a compliant manner) and is paid. The Company also receives periodic services fees (i.e. trailers) from mutual fund companies typically based on a percentage of market value and are paid quarterly. Advisory fees are earned over time and based on an annual percentage rate of the market value of the accounts. Advisory

STANDARD AVB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND DECEMBER 31, 2018
Note 20 — Revenue Recognition – (continued)
fees are charged to customer’s accounts, on a quarterly basis “in advance”, beginning in the first month of account opening and funding in accordance with a customer signed agreement. The first quarter’s pro-rated initial advisory fees are then paid to the Company the month after the account is opened and funded. Thereafter the first pro-rated quarter, the advisory fees are paid to the Company monthly with 1/3 of the quarterly fee being earned each month.
The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2019 and December 31, 2018 (dollars in thousands).
	Year Ended December 31,
	2019	2018
Noninterest income
In scope of Topic 606:
Service charges on deposit accounts	$2,977	$2,900
Investment management fees	695	644
Noninterest income (in-scope of Topic 606)	3,672	3,544
Noninterest income (out-of-scope of Topic 606)	1,380	803
Total noninterest income	$5,052	$4,347
Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2019 and December 31, 2018, the Company did not have any significant contract balances.
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

STANDARD AVB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND DECEMBER 31, 2018
Note 21 — Goodwill and Other Intangibles
The Company has recorded goodwill associated with mergers totaling $25.8 million. Goodwill is not amortized, but is periodically evaluated for impairment. The Company did not recognize any impairment during either of the years ended December 31, 2019 and December 31, 2018.
Identifiable intangibles are amortized to their estimated residual values over the expected useful lives of such assets. The balance of the core deposit intangible at December 31, 2019 was $1.9 million net of $2.2 million of accumulated amortization as of that date. The balance of the core deposit intangible at December 31, 2018 was $2.5 million net of  $1.6 million of accumulated amortization as of that date.
As of December 31, 2019, the estimated future amortization expense for the core deposit intangible was (dollars in thousands):
2020	470
2021	353
2022	326
2023	326
2024	325
2025	81
$1,881

ITEM 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A.   Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2019, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer, the President and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Chief Executive Officer, the President and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019.
Disclosure controls and procedures are the controls and other procedures that are designed to ensure that the information required to be disclosed by the Company in reports filed and submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in reports filed under the Exchange Act is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
The Bank’s management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer, the President and the Executive Vice President and Chief Financial Officer, the Bank conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that the Bank’s system on internal control over financial reporting was effective and met the criteria of the “Internal Control — Integrated Framework (2013)” as of December 31, 2019. The effectiveness of the Bank’s internal control over financial reporting as of December 31, 2019 has been audited by S.R. Snodgrass, P.C., an independent registered public accounting firm, as stated in their attestation report which is included herein.
Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2019, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15-d15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
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
ITEM 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
              Matters
Information concerning security ownership of certain owners and management is incorporated herein by reference from the Company’s Proxy Statement, specifically the sections captioned “Voting Securities and Principal Holders Thereof,” “Proposal 1 — Election of Directors — Director Compensation” and “Summary Compensation Table.”
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
(A)
Reports of Independent Registered Public Accounting Firm

(B)
Consolidated Statements of Financial Condition — at December 31, 2019 and 2018

(C)
Consolidated Statements of Income — Years ended December 31, 2019 and 2018

(D)
Consolidated Statements of Comprehensive Income — Years ended December 31, 2019 and 2018

(E)
Consolidated Statement of Changes in Stockholders’ Equity — Years ended December 31, 2019 and 2018

(F)
Consolidated Statements of Cash Flows — Years ended December 31, 2019 and 2018

(G)
Notes to Consolidated Financial Statements — Years ended December 31, 2019 and 2018

(a)(2) Financial Statement Schedules
None.
(a)(3) Exhibits
3.1	Articles of Incorporation of Standard AVB Financial Corp., as amended(1)
3.2	Amended and Restated Bylaws of Standard AVB Financial Corp.(2)
4.1	Form of Common Stock Certificate of Standard AVB Financial Corp.(3)
4.6	Description of Standard AVB Financial Corp.’s Securities
10.1	Employment Agreement by and between Timothy K. Zimmerman, Standard AVB Financial Corp. and Standard Bank, PaSB, effective January 25, 2018(4)
10.2	Employment Agreement by and between Andrew W. Hasley, Standard AVB Financial Corp. and Standard Bank, PaSB, effective January 25, 2018(4)
10.3	Employment Agreement by and between Susan A. Parente, Standard AVB Financial Corp. and Standard Bank, PaSB, effective January 25, 2018(4)
10.4	Non-Compete Agreement between Standard Bank, PaSB and David C. Mathews(5)
10.5	2012 Equity Incentive Plan(5)
10.6	Supplemental Executive Retirement Agreement by and between Standard Bank and Andrew W. Hasley
10.7	Supplemental Executive Retirement Agreement by and between Standard Bank and Timothy K. Zimmerman
10.8	Form of Change in Control Agreement for certain executive officers
21	Subsidiaries of Registrant
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document(6)
101.SCH	XBRL Taxonomy Extension Schema Document(6)
101.CAL	XBRL Taxonomy Calculation Linkbase Document(6)
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document(6)
101 LAB	XBRL Taxonomy Label Linkbase Document(6)
101.PRE	XBRL Taxonomy Presentation Linkbase Document(6)

(1)
Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K as filed with the Securities and Exchange Commission on April 12, 2017.

(2)
Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K as filed with the Securities and Exchange Commission on February 26, 2020.

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
Signatures	Title	Date
/s/ Timothy K. Zimmerman Timothy K. Zimmerman	Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2020
/s/ Andrew W. Hasley Andrew W. Hasley	President and Director (Principal Executive Officer)	March 16, 2020
/s/ Susan A. Parente Susan A. Parente	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2020
/s Terence L. Graft Terence L. Graft	Chairman of the Board	March 16, 2020
/s Gregory J. Saxton Gregory J. Saxton	Vice Chairman of the Board	March 16, 2020
/s/ William T. Ferri William T. Ferri	Director	March 16, 2020
/s/ Paul A. Iurlano Paul A. Iurlano	Director	March 16, 2020
/s/ John M. Lally John M. Lally	Director	March 16, 2020
/s/ Jennifer H. Lunden Jennifer H. Lunden	Director	March 16, 2020
/s/ David C. Mathews David C. Mathews	Director	March 16, 2020
/s/ Ronald J. Mock Ronald J. Mock	Director	March 16, 2020
/s/ Thomas J. Rennie Thomas J. Rennie	Director	March 16, 2020
/s/ Robert C. Thomasmeyer Robert C. Thomasmeyer	Director	March 16, 2020
/s/ Dale A. Walker Dale A. Walker	Director	March 16, 2020