Form 10-Q
period 2020-03-31
Standard AVB Financial Corp.
filed 2020-05-11
CIK 1492915

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

◻          TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

YES  ⌧     NO  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

YES  ⌧     NO  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ⌧
Non-accelerated filer ☐	Smaller reporting company ⌧
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ◻     NO  ⌧

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

As of May 5, 2020, the registrant had 4,659,649 shares of common stock, $0.01 par value per share, outstanding.

Standard AVB Financial Corp.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Standard AVB Financial Corp.

Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)

	March 31,
	2020	December 31,
	(Unaudited)	2019
ASSETS
Cash on hand and due from banks	$6,844	$3,396
Interest-earning deposits in other institutions	45,382	29,031
Cash and Cash Equivalents	52,226	32,427
Investment securities available for sale, at fair value	62,914	69,884
Equity securities, at fair value	2,281	2,955
Mortgage-backed securities available for sale, at fair value	88,161	91,478
Certificate of deposit	249	249
Federal Home Loan Bank and other restricted stock, at cost	8,150	7,486
Loans receivable, net of allowance for loan losses of $5,383 and $4,882	709,987	712,965
Loans held for sale	104	373
Foreclosed real estate	489	404
Office properties and equipment, net	9,756	9,930
Bank-owned life insurance	24,512	23,374
Goodwill	25,836	25,836
Core deposit intangible	1,736	1,881
Accrued interest receivable and other assets	5,392	5,145
TOTAL ASSETS	$991,793	$984,387

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Demand and savings accounts	$493,821	$489,292
Time deposits	235,715	245,114
Total Deposits	729,536	734,406
Long-term borrowings	112,551	99,098
Securities sold under agreements to repurchase	4,010	3,740
Advance deposits by borrowers for taxes and insurance	27	47
Accrued interest payable and other liabilities	4,919	5,248
TOTAL LIABILITIES	851,043	842,539

Stockholders’ Equity
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value per share, 40,000,000 shares authorized, 4,659,649 and 4,689,354 shares outstanding, respectively	47	47
Additional paid-in-capital	71,288	72,155
Retained earnings	70,140	70,037
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,494)	(1,533)
Accumulated other comprehensive income	769	1,142
TOTAL STOCKHOLDERS’ EQUITY	140,750	141,848
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$991,793	$984,387

See accompanying notes to the consolidated financial statements.

Standard AVB Financial Corp.

Consolidated Statements of Income

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Interest and Dividend Income
Loans, including fees	$7,813	$8,016
Mortgage-backed securities	463	548
Investments:
Taxable	114	115
Tax-exempt	415	379
Federal Home Loan Bank and other restricted stock	143	174
Interest-earning deposits and federal funds sold	88	80
Total Interest and Dividend Income	9,036	9,312

Interest Expense
Deposits	1,672	1,593
Federal Home Loan Bank short-term borrowings	—	28
Long-term borrowings	531	536
Securities sold under agreements to repurchase	4	6
Total Interest Expense	2,207	2,163

Net Interest Income	6,829	7,149

Provision for Loan Losses	550	108

Net Interest Income after Provision for Loan Losses	6,279	7,041

Noninterest Income
Service charges	732	689
Earnings on bank-owned life insurance	138	131
Net losses on sales of securities	—	(7)
Net equity securities fair value adjustment (losses) gains	(674)	27
Net loan sale gains and referral fees	99	34
Investment management fees	220	202
Other income	20	62
Total Noninterest Income	535	1,138

Noninterest Expenses
Compensation and employee benefits	3,365	3,221
Data processing	188	177
Premises and occupancy costs	610	673
Automatic teller machine expense	146	137
Federal deposit insurance	(44)	68
Core deposit amortization	145	193
Other operating expenses	1,100	998
Total Noninterest Expenses	5,510	5,467

Income before Income Tax Expense	1,304	2,712

Income Tax Expense
Federal	110	357
State	84	186
Total Income Tax Expense	194	543
Net Income	$1,110	$2,169
Earnings Per Share:
Basic earnings per common share	$0.24	$0.47
Diluted earnings per common share	$0.24	$0.46

Cash dividends paid per common share	$0.22	$0.22
Basic weighted average shares outstanding	4,544,408	4,659,335
Diluted weighted average shares outstanding	4,627,073	4,765,175

See accompanying notes to the consolidated financial statements.

Standard AVB Financial Corp.

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net Income	$1,110	$2,169

Other comprehensive (loss) income:
Change in unrealized (loss) gain on securities available for sale	(475)	1,236
Tax effect	100	(260)
Reclassification adjustment for security losses realized in income	—	7
Tax effect	—	(1)
Change in pension obligation for defined benefit plan	3	2
Tax effect	(1)	—
Total other comprehensive (loss) income	(373)	984

Total Comprehensive Income	$737	$3,153

See accompanying notes to the consolidated financial statements.

Standard AVB Financial Corp.

Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands, except per share data)

(Unaudited)

					Accumulated
		Additional		Unearned	Other	Total
	Common	Paid-In	Retained	ESOP	Comprehensive	Stockholders’
Three Months Ended:	Stock	Capital	Earnings	Shares	Income (Loss)	Equity

Balance, December 31, 2019	$47	$72,155	$70,037	$(1,533)	$1,142	$141,848
Net income	—	—	1,110	—	—	1,110
Other comprehensive loss	—	—		—	(373)	(373)
Stock repurchases (49,500 shares)	—	(1,197)	—	—	—	(1,197)
Cash dividends ($0.22 per share)	—	—	(1,007)	—	—	(1,007)
Stock options exercised (13,442 shares)	—	242	—	—	—	242
Compensation expense on stock awards	—	27	—	—	—	27
Compensation expense on ESOP	—	61	—	39	—	100
Balance, March 31, 2020	$47	$71,288	$70,140	$(1,494)	$769	$140,750

Balance, December 31, 2018	$48	$75,571	$65,301	$(1,686)	$(1,344)	$137,890
Net income	—	—	2,169	—	—	2,169
Other comprehensive income	—	—	—	—	984	984
Stock repurchases (5,557 shares)	—	(180)	—	—	—	(180)
Cash dividends ($0.22 per share)	—	—	(1,029)	—	—	(1,029)
Stock options exercised (10,665 shares)	—	189	—	—	—	189
Compensation expense on stock awards	—	13	—	—	—	13
Compensation expense on ESOP	—	70	—	38	—	108
Balance, March 31, 2019	$48	$75,663	$66,441	$(1,648)	$(360)	$140,144

See accompanying notes to the consolidated financial statements.

Standard AVB Financial Corp.

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash Flows From Operating Activities
Net income	$1,110	$2,169
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	511	446
Provision for loan losses	550	108
Amortization of core deposit intangible	145	193
Net loss on sale of securities available for sale	—	7
Net equity securities fair value adjustment losses (gains)	674	(27)
Origination of loans held for sale	(5,571)	(1,780)
Proceeds from sale of loans held for sale	5,932	1,814
Net loan sale gains and referral fees	(99)	(34)
Compensation expense on ESOP	100	108
Compensation expense on stock awards	27	13
Deferred income taxes	(95)	743
Increase in accrued interest receivable	(42)	(181)
Earnings on bank-owned life insurance	(138)	(131)
(Decrease) increase in accrued interest payable	(56)	9
Other, net	(731)	1,989
Net Cash Provided by Operating Activities	2,317	5,446
Cash Flows Used In Investing Activities
Net decrease in loans	2,343	4,026
Purchases of investment securities	(4,146)	(3,221)
Purchases of mortgage-backed securities	(1,531)	(9,112)
Proceeds from maturities/principal repayments/calls of investment securities	9,145	35
Proceeds from maturities/principal repayments/calls of mortgage-backed securities	6,601	3,523
Proceeds from sales of investment securities	—	3,696
Purchase of Federal Home Loan Bank stock	(1,120)	(1,033)
Redemption of Federal Home Loan Bank stock	456	1,470
Purchase of bank-owned life insurance	(1,000)	—
Net additions of office properties and equipment	(65)	(203)
Net Cash Provided (Used) by Investing Activities	10,683	(819)
Cash Flows From Financing Activities
Net increase in demand and savings accounts	4,529	25,338
Net (decrease) increase in time deposit accounts	(9,399)	210
Net increase in securities sold under agreements to repurchase	270	1,851
Net repayments of Federal Home Loan Bank short-term borrowings	—	(4,524)
Repayments of Federal Home Loan Bank advances	(11,530)	(7,879)
Proceeds from Federal Home Loan Bank advances	25,000	—
Lease liabilities payments	(89)	(102)
Net decrease in advance deposits by borrowers for taxes and insurance	(20)	(7)
Exercise of stock options	242	189
Dividends paid	(1,007)	(1,029)
Stock repurchases	(1,197)	(180)
Net Cash Provided by Financing Activities	6,799	13,867
Net Increase in Cash and Cash Equivalents	19,799	18,494
Cash and Cash Equivalents - Beginning	32,427	16,207
Cash and Cash Equivalents - Ending	$52,226	$34,701
Supplementary Cash Flows Information:
Interest paid	$2,263	$2,154
Income taxes paid	$163	$273
Investment securities purchased not settled	$477	$496
Loans transferred to foreclosed real estate	$85	$45
Right-of-use asset	$—	$(1,132)
Lease liability	$—	$1,158
Prepaid lease payments	$—	$(26)

See accompanying notes to the consolidated financial statements.

STANDARD AVB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
March 31, 2020

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

(2)  Basis of Presentation

The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles in the United States. All adjustments (consisting of normal recurring adjustments), which, in the opinion of management are necessary for a fair presentation of the financial statements and to make the financial statements not misleading have been included. The unaudited consolidated financial statements and other financial information contained in this quarterly report on Form 10-Q should be read in conjunction with the audited financial statements of Standard AVB Financial Corp. at and for the year ended December 31, 2019 contained in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission on March 16, 2020. The results for the three month period ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or any future interim period. Certain amounts in the 2019 financial statements have been reclassified to conform to the 2020 presentation format. These reclassifications had no effect on stockholders’ equity or net income.

(3)  Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  The following table sets forth the computation of basic and diluted EPS for the three months ended March 31, 2020 and March 31, 2019 (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2020	2019
Net income available to common stockholders	$1,110	$2,169

Basic EPS:
Weighted average shares outstanding	4,544,408	4,659,335
Basic EPS	$0.24	$0.47

Diluted EPS:
Weighted average shares outstanding	4,544,408	4,659,335
Dilutive effect of common stock equivalents	82,665	105,840
Total diluted weighted average shares outstanding	4,627,073	4,765,175
Diluted EPS	$0.24	$0.46

Options to purchase 234,339 and 256,030 shares of common stock were outstanding as of March 31, 2020 and March 31, 2019, respectively, with an average exercise price of $17.02 and $17.09, respectively. There were no anti-dilutive options as of March 31, 2020 or March 31, 2019.

As of March 31, 2020 and March 31, 2019, there were 8,297 and 4,797 shares of outstanding restricted stock, respectively, that were not fully vested and included in the computation of diluted earnings per common share.

STANDARD AVB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
March 31, 2020

(4)  Recent Accounting Pronouncements

Accounting Standards Pending Adoption

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. In November 2019, the FASB issued ASU 2019-10, Financial Instruments ‒ Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). This Update defers the effective date of ASU 2016-13 for SEC filers that are eligible to be smaller reporting companies, non-SEC filers, and all other companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the FASB eliminated Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting units fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. A public business entity that is a U.S. Securities and Exchange Commission (“SEC”) filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. A public business entity that is not an SEC filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2020. All other entities, including not-for-profit entities that are adopting the amendments in this Update should do so for their annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2021. In November 2019, the FASB issued ASU 2019-10, Financial Instruments ‒ Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), which deferred the effective date for ASC 350, Intangibles – Goodwill and Other, for smaller reporting companies to fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

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

STANDARD AVB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
March 31, 2020

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which affects a variety of topics in the Codification and applies to all reporting entities within the scope of the affected accounting guidance. Topic 326, Financial Instruments – Credit Losses amendments are effective for SEC registrants for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all other public business entities, the effective date is for fiscal years beginning after December 15, 2020, and for all other entities, the effective date is for fiscal years beginning after December 15, 2021. Topic 815, Derivatives and Hedging amendments are effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods beginning after December 15, 2020. For entities that have adopted the amendments in Update 2017-12, the effective date is as of the beginning of the first annual period beginning after the issuance of this Update. Topic 825, Financial Instruments amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years. In November 2019, the FASB issued ASU 2019-10, Financial Instruments ‒ Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). This Update defers the effective date of ASU 2016-13 for SEC filers that are eligible to be smaller reporting companies, non-SEC filers and all other companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Furthermore, the ASU provides a one-year deferral of the effective dates of the ASUs on derivatives and hedging for companies that are not public business entities. This Update is not expected to have a significant impact on the Company’s financial statements.

In May 2019, the FASB issued ASU 2019-05, Financial Instruments – Credit Losses, Topic 326, which allows entities to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost upon adoption of the new credit losses standard. To be eligible for the transition election, the existing financial asset must otherwise be both within the scope of the new credit losses standard and eligible for the applying the fair value option in ASC 825-10.3. The election must be applied on an instrument-by-instrument basis and is not available for either available-for-sale or held-to-maturity debt securities. For entities that elect the fair value option, the difference between the carrying amount and the fair value of the financial assets would be recognized through a cumulative-effect adjustment to opening retained earnings as of the date an entity adopted ASU 2016-13. Changes in fair value of that financial asset would subsequently be reported in current earnings. For entities that have not yet adopted ASU 2016-13, the effective dates and transition requirements are the same as those in ASU 2016-13. For entities that have adopted ASU 2016-13, ASU 2019-05 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted once ASU 2016-13 has been adopted. In November 2019, the FASB issued ASU 2019-10, Financial Instruments ‒ Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). The Update defers the effective date of ASU 2016-13 for SEC filers that are eligible to be smaller reporting companies, non-SEC filers and all other companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. This Update is not expected to have a significant impact on the Company’s financial statements.

In November 2019, the FASB issued ASU 2019-10, Financial Instruments ‒ Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). The Update defers the effective dates of ASU 2016-13 for SEC filers that are eligible to be smaller reporting companies, non-SEC filers, and all other companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. This Update also amends the mandatory effective date for the elimination of Step 2 from the goodwill impairment test under ASU No. 2017-04, Intangibles ‒ Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (Goodwill), to align with those used for credit losses. Furthermore, the ASU provides a one-year deferral of the effective dates of the ASUs on derivatives and hedging and leases for companies that are not public business entities. The Company qualifies as a smaller reporting company and does not expect to early adopt these ASUs with the exception of the ASU on leases which was adopted January 1, 2019.

In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, to clarify its new credit impairment guidance in ASC 326, based on implementation issues raised by stakeholders. This Update clarified, among other things, that expected recoveries are to be included in the allowance for credit losses for these financial assets; an accounting policy election can be made to adjust the effective interest rate for existing troubled debt restructurings based on the prepayment assumptions instead of the prepayment assumptions applicable immediately prior to the restructuring event; and extends the practical expedient to exclude accrued interest receivable from all additional relevant disclosures involving amortized cost basis. The effective dates in this Update are

STANDARD AVB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
March 31, 2020

the same as those applicable for ASU 2019-10. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In March 2020, the FASB issued ASU 2020-3, Codification Improvements to Financial Instruments. This ASU was issued to improve and clarify various financial instruments topics, including the current expected credit losses (CECL) standard issued in 2016. The ASU includes seven issues that describe the areas of improvement and the related amendments to GAAP; they are intended to make the standards easier to understand and apply and to eliminate inconsistencies, and they are narrow in scope and are not expected to significantly change practice for most entities. Among its provisions, the ASU clarifies that all entities, other than public business entities that elected the fair value option, are required to provide certain fair value disclosures under ASC 825, Financial Instruments, in both interim and annual financial statements. It also clarifies that the contractual term of a net investment in a lease under Topic 842 should be the contractual term used to measure expected credit losses under Topic 326. Amendments related to ASU 2019-04 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is not permitted before an entity’s adoption of ASU 2016-01. Amendments related to ASU 2016-13 for entities that have not yet adopted that guidance are effective upon adoption of the amendments in ASU 2016-13. Early adoption is not permitted before an entity’s adoption of ASU 2016-13. Amendments related to ASU 2016-13 for entities that have adopted that guidance are effective for fiscal years beginning after December 15, 2019, including interim periods within those years. Other amendments are effective upon issuance of this ASU. This Update is not expected to have a significant impact on the Company’s financial statements.

(5)  Investment Securities

Investment securities available for sale at March 31, 2020 and December 31, 2019 were as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2020:
U.S. government and agency obligations due:
Beyond 1 year but within 5 years	$980	$20	$—	$1,000
Beyond 5 year but within 10 years	949	56	—	1,005
Corporate bonds due:
Within 1 year	995	—	—	995
Beyond 1 year but within 5 years	3,967	—	(91)	3,876
Municipal obligations due:
Within 1 year	1,656	47	—	1,703
Beyond 1 year but within 5 years	3,734	95	(6)	3,823
Beyond 5 years but within 10 years	18,714	52	(218)	18,548
Beyond 10 years	32,881	42	(959)	31,964
	$63,876	$312	$(1,274)	$62,914

STANDARD AVB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
March 31, 2020

December 31, 2019:
U.S. government and agency obligations due:
Within 1 year	$5,986	$12	$—	$5,998
Beyond 1 year but within 5 years	1,470	29	—	1,499
Beyond 5 year but within 10 years	948	44	—	992
Corporate bonds due:
Beyond 1 year but within 5 years	2,477	102	—	2,579
Municipal obligations due:
Within 1 year	260	2	—	262
Beyond 1 year but within 5 years	5,085	244	—	5,329
Beyond 5 years but within 10 years	18,210	456	—	18,666
Beyond 10 years	33,951	648	(40)	34,559
	$68,387	$1,537	$(40)	$69,884

For the three months ended March 31, 2020, there were no sales of investment securities.  For the three months ended March 31, 2019, losses on sales of investment securities were $7,000 and proceeds from such sales were $3.7 million.

Investment securities with a carrying value of $10.1 million and $11.9 million were pledged to secure repurchase agreements and public funds accounts at March 31, 2020 and December 31, 2019, respectively.

The following table presents the fair value and gross unrealized losses on investment securities and the length of time that the securities have been in a continuous unrealized loss position at March 31, 2020 and December 31, 2019 (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2020:	Value	Losses	Value	Losses	Value	Losses

Corporate bonds	$3,388	$(91)	$—	$—	$3,388	$(91)
Municipal obligations	34,811	(1,183)	—	—	34,811	(1,183)
Total	$38,199	$(1,274)	$—	$—	$38,199	$(1,274)

December 31, 2019:
Municipal obligations	$4,496	$(40)	$—	$—	$4,496	$(40)
Total	$4,496	$(40)	$—	$—	$4,496	$(40)

At March 31, 2020, the Company held 72 investment securities in an unrealized loss position.  The decline in the fair value of these securities resulted primarily from interest rate fluctuations.  There were no potential credit concerns identified with regard to the municipal obligations as of March 31, 2020. The Company does not intend to sell these securities nor is it more likely than not that the Company would be required to sell these securities before their anticipated recovery.  Additionally, the Company believes the collection of the investment principal and related interest is probable.  Based on the above, the Company considers all of the unrealized losses to be temporary impairment losses.

STANDARD AVB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
March 31, 2020

(6)  Equity Securities

The following table presents the net gains and losses on equity investments recognized in earnings during the three months ended March 31, 2020 and March 31, 2019, and the portion of unrealized gains and losses for those periods that relate to equity investments held (dollars in thousands):

	Three Months Ended March 31,
	2020	2019
Net equity securities fair value adjustment (losses) gains	$(674)	$27
Net gains realized on the sale of equity securities during the period	—	—
(Losses) gains recognized on equity securities during the period	$(674)	$27

There were no sales of equity securities during the three months ended March 31, 2020 or March 31, 2019, respectively.

(7)  Mortgage-Backed Securities

Mortgage-backed securities available for sale at March 31, 2020 and December 31, 2019 were as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2020:
Government pass-throughs:
Ginnie Mae	$19,759	$608	$(16)	$20,351
Fannie Mae	18,820	970	—	19,790
Freddie Mac	13,254	516	—	13,770
Private pass-throughs	20,526	8	(222)	20,312
Collateralized mortgage obligations	13,559	421	(42)	13,938
	$85,918	$2,523	$(280)	$88,161

December 31, 2019:
Government pass-throughs:
Ginnie Mae	$21,386	$188	$(70)	$21,504
Fannie Mae	20,537	258	—	20,795
Freddie Mac	13,986	134	(34)	14,086
Private pass-throughs	21,904	—	(301)	21,603
Collateralized mortgage obligations	13,406	110	(26)	13,490
	$91,219	$690	$(431)	$91,478

Private pass-throughs include Small Business Administration (“SBA”) securities that are each an aggregation of SBA guaranteed portions of loans made by SBA lenders under section 7(a) of the Small Business Act. The guaranty is backed by the full faith and credit of the United States.

There were no sales of mortgage-backed securities during the three months ended March 31, 2020 or March 31, 2019, respectively.

The amortized cost and fair value of mortgage-backed securities at March 31, 2020, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to repay obligations with or without prepayment penalties (dollars in thousands):

STANDARD AVB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
March 31, 2020

	Amortized Cost	Fair Value
Due after one year through five years	$1,148	$1,144
Due after five years through ten years	5,439	5,467
Due after ten years	79,331	81,550
Total Mortgage-Backed Securities	$85,918	$88,161

The following table presents the fair value and gross unrealized losses on mortgage-backed securities and the length of time that the securities have been in a continuous unrealized loss position at March 31, 2020 and December 31, 2019 (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2020:
Government pass-throughs:
Ginnie Mae	$—	$—	$2,003	$(16)	$2,003	$(16)
Private pass-throughs	360	(3)	17,889	(219)	18,249	(222)
Collateralized mortgage obligations	2,947	(42)	—	—	2,947	(42)
Total	$3,307	$(45)	$19,892	$(235)	$23,199	$(280)

December 31, 2019:
Government pass-throughs:
Ginnie Mae	$4,070	$(27)	$3,516	$(43)	$7,586	$(70)
Freddie Mac	5,537	(34)	—	—	5,537	(34)
Private pass-throughs	2,060	(29)	19,197	(272)	21,257	(301)
Collateralized mortgage obligations	562	(2)	3,526	(24)	4,088	(26)
Total	$12,229	$(92)	$26,239	$(339)	$38,468	$(431)

At March 31, 2020, the Company held 23 mortgage-backed securities in an unrealized loss position. The decline in the fair value of these securities resulted primarily from interest rate fluctuations. The Company does not intend to sell these securities nor is it more likely than not that the Company would be required to sell these securities before their anticipated recovery. Additionally, the Company believes the collection of the investment principal and related interest is probable. Based on the above, the Company considers all of the unrealized loss to be temporary impairment loss.

Mortgage-backed securities with a carrying value of $15.2 million and $13.3 million were pledged to secure repurchase agreements and public funds accounts at March 31, 2020 and December 31, 2019, respectively.

STANDARD AVB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
March 31, 2020

(8)  Loans Receivable and Related Allowance for Loan Losses

The following table summarizes the primary segments of the loan portfolio by the amounts collectively evaluated for impairment and the amounts individually evaluated for impairment, and the related allowance for loan losses, as of March 31, 2020 and December 31, 2019 (dollars in thousands):

	Real Estate Loans
	One-to-four-	Commercial	Home
	family	Real Estate	Equity Loans
	Residential and	and	and Lines	Commercial	Other
	Construction	Construction	of Credit	Business	Loans	Total
March 31, 2020:
Collectively evaluated for impairment	$228,809	$329,414	$106,691	$48,509	$512	$713,935
Individually evaluated for impairment	—	832	—	603	—	1,435
Total loans before allowance for loan losses	$228,809	$330,246	$106,691	$49,112	$512	$715,370

December 31, 2019:
Collectively evaluated for impairment	$234,421	$323,008	$111,499	$46,907	$570	$716,405
Individually evaluated for impairment	—	835	—	607	—	1,442
Total loans before allowance for loan losses	$234,421	$323,843	$111,499	$47,514	$570	$717,847

Total loans at March 31, 2020 and December 31, 2019 were net of deferred loan fees of $259,000 and $233,000, respectively.

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

STANDARD AVB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
March 31, 2020

The following table provides additional information with respect to the Company’s commercial real estate and construction and commercial business loans by industry sector at March 31, 2020 (dollars in thousands):

Type of Loan (1)	Number of Loans	Balance
Real Estate Rental and Leasing	1,255	$256,792
Construction	121	20,716
Accommodation and Food Services	41	20,306
Other Services (except Public Administration)	90	13,800
Health Care and Social Assistance	71	10,965
Manufacturing	31	8,906
Retail Trade	54	8,632
Public Administration	53	7,462
Finance and Insurance	32	6,900
Wholesale Trade	40	6,023
Other	214	18,856
Total	2,002	$379,358

(1)   Loan types are based on the North American Industry Classification System (NAICS).

As of March 31, 2020, the real estate rental and leasing sector included the following industry categories:

Detail of Real Estate Rental and Leasing	Number of Loans	Balance
Lessors or Residential Buildings and Dwellings	923	$133,663
Lessors of Nonresidential Buildings	209	93,321
Other Activities Related to Real Estate	47	7,887
Lessors of Mini warehouses and Self-Storage Units	15	5,907
Other General Government Support	8	5,574
All Other Real Estate Rental and Leasing	53	10,440
Total	1,255	$256,792

The Company’s primary business activity is with customers located within its local market area.  Although the Company has a diversified loan portfolio, loans outstanding to individuals and businesses are dependent upon the local economic conditions in its immediate market area.  At March 31, 2020, the Company’s largest commercial loan concentrations are to the lessors of residential properties and the lessors of nonresidential properties representing 35.2% and 24.6% of the commercial loan portfolio, respectively.  The construction portfolio is very well diversified with no exposure in any NAICS above $5.7 million.  Additionally, the Bank had approximately $15.2 million in hotel and motel loans and $4.3 million in restaurant loans at March 31, 2020

The Coronavirus Aid Relief and Economic Security Act, (the ”CARES Act”), was signed into law on March 27, 2020, and provides over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic.  The CARES act authorized the SBA to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”).  As a qualified SBA lender, the Company was automatically authorized to originate PPP loans. Through April 29, 2020, the Company has received and is processing approximately 360 PPP applications totaling approximately $40.0 million of which $39.0 million have been approved by the SBA.

An eligible business can apply for a PPP loan up to the greater of: (1) 2.5 times its average monthly “payroll costs;” or (2) $10.0 million.  PPP loans have: (a) an interest rate of 1.0%, (b) a two-year loan term to maturity; and (c) principal and interest payments deferred for six months from the date of disbursement.  The SBA will guarantee 100% of the PPP loans made to eligible borrowers.  The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and 75% of the loan proceeds are used for payroll expenses, with the remaining 25% of the loan proceeds used for other qualifying expenses.

STANDARD AVB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
March 31, 2020

Management evaluates individual loans in all of the commercial segments for possible impairment if the relationship is greater than $200,000, and  the loan is in nonaccrual status, risk-rated Substandard or Doubtful, 90 days or more past due or represents a troubled debt restructuring ("TDR"). Loans are considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The definition of “impaired loans” is not the same as the definition of “nonaccrual loans,” although the two categories overlap. The Company may choose to place a loan on nonaccrual status due to payment delinquency or uncertain collectability, while not classifying the loan as impaired if the loan is not a commercial business or commercial real estate loan. Factors considered by management in evaluating impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. The Company does not separately evaluate individual consumer and residential mortgage loans for impairment, unless such loan is part of a larger relationship that is impaired, has a classified risk rating, or is a TDR.

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

Consistent with accounting and regulatory guidance, the Company recognizes a TDR when a borrower is experiencing financial difficulties and the Bank, for economic or legal reasons related to a borrower's financial difficulties, grants a concession to the borrower that would not normally be considered.  Regardless of the form of concession granted, the Company's objective in offering a TDR is to increase the probability of repayment of the borrower's loan.  The Company did not modify any loans as TDR’s during the three months ended March 31, 2020 or March 31, 2019.  As of March 31, 2020, all TDR’s were performing in accordance with their modified terms and are included in the impaired loan table below.

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary at March 31, 2020 and December 31, 2019 (dollars in thousands):

			Impaired Loans
	Impaired Loans With		Without
	Allowance		Allowance	Total Impaired Loans
	Recorded	Related	Recorded	Recorded	Unpaid Principal
	Investment	Allowance	Investment	Investment	Balance
March 31, 2020:
Commercial real estate and construction	$—	$—	$832	$832	$832
Commercial business	—	—	603	603	603
Total impaired loans	$—	$—	$1,435	$1,435	$1,435

December 31, 2019:
Commercial real estate and construction	$—	$—	$835	$835	$835
Commercial business	—	—	607	607	607
Total impaired loans	$—	$—	$1,442	$1,442	$1,442

The following table presents the average recorded investment in impaired loans and related interest income recognized for the three months ended March 31, 2020 and March 31, 2019 (dollars in thousands):

For the Three Months Ended March 31,

STANDARD AVB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
March 31, 2020

	2020	2019
Average investment in impaired loans:
Commercial real estate and construction	$834	$—
Commercial business	605	—
	$1,439	$—
Interest income recognized on impaired loans	$18	$—

The Company has elected to follow the loan modification guidance under Section 4013 of the CARES Act with regard to COVID-19 modifications made between March 1, 2020 and the earlier of either December 31, 2020 or the 60th day after the end of the COVID-19 national emergency. Under that guidance, any short-term loan modification that is done as a result of COVID-19 for a loan that was current prior to any relief, will not be categorized as a TDR. The interagency guidance defines current as a loan that is less than 30 days past due on the contractual payments at the time of modification. The Company has developed loan payment deferral programs to provide assistance to both individuals and small business clients directly impacted by the COVID-19 pandemic that will defer payments for up to 90 days. Through April 29, 2020, the Bank has received and is processing loan modifications for approximately 20% of the total loan portfolio.

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

STANDARD AVB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
March 31, 2020

The following table presents the classes of the loan portfolio summarized by the aggregate Pass rating and the criticized categories of Special Mention, Substandard and Doubtful within the Company’s internal risk rating system as of March 31, 2020 and December 31, 2019 (dollars in thousands):

		Special
	Pass	Mention	Substandard	Doubtful	Total
March 31, 2020:
Real estate loans:
One-to-four-family residential and construction	$226,742	$—	$2,067	$—	$228,809
Commercial real estate and construction	326,497	2,001	1,748	—	330,246
Home equity loans and lines of credit	106,484	60	147	—	106,691
Commercial business loans	48,244	808	60	—	49,112
Other loans	510	—	2	—	512
Total	$708,477	$2,869	$4,024	$—	$715,370

December 31, 2019:
Real estate loans:
One-to-four-family residential and construction	$232,354	$—	$2,067	$—	$234,421
Commercial real estate and construction	320,988	2,544	311	—	323,843
Home equity loans and lines of credit	111,165	62	272	—	111,499
Commercial business loans	46,636	818	60	—	47,514
Other loans	564	—	6	—	570
Total	$711,707	$3,424	$2,716	$—	$717,847

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due based on the loans’ contractual due dates. Management considers nonperforming loans to be those loans that are past due 90 days or more and are still accruing as well as all nonaccrual loans. At March 31, 2020, there were 18 loans on non-accrual status that were less than 90 days past due

STANDARD AVB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
March 31, 2020

totaling $877,000. The following table presents the segments of the loan portfolio summarized by the past due status of the loans still accruing and nonaccrual loans as of March 31, 2020 and December 31, 2019 (dollars in thousands):

		30‑59 Days	60‑89 Days		90 Days Past	Total
	Current	Past Due	Past Due	Non-Accrual	Due & Accruing	Loans
March 31, 2020:
Real estate loans:
One-to-four-family residential and construction	$225,044	$1,698	$—	$2,067	$—	$228,809
Commercial real estate and construction	325,708	4,136	41	361	—	330,246
Home equity loans and lines of credit	106,251	235	58	147	—	106,691
Commercial business loans	48,934	118	—	60	—	49,112
Other loans	510	—	—	2	—	512
Total	$706,447	$6,187	$99	$2,637	$—	$715,370

December 31, 2019:
Real estate loans:
One-to-four-family residential and construction	$230,952	$1,021	$381	$2,067	$—	$234,421
Commercial real estate and construction	322,922	610	—	311	—	323,843
Home equity loans and lines of credit	110,634	591	2	272	—	111,499
Commercial business loans	47,420	34	—	60	—	47,514
Other loans	564	—	—	6	—	570
Total	$712,492	$2,256	$383	$2,716	$—	$717,847

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

Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the ALL.  When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the ALL.  Management utilizes an internally developed methodology to

STANDARD AVB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
March 31, 2020

track and apply the various components of the allowance.  During the three months ended March 31, 2020, there was an increase in the provision for the One-to-four family Residential and Construction loan class primarily due to an increase in several qualitative factors as a result of the COVID-19 pandemic as well as an increase in the qualitative factor related to changes in loan balances; there was a decrease in the provision for the Commercial Real Estate and Construction loan class primarily due to a decrease in the qualitative factor related to changes in loan balances; the provision for Home Equity Loans and Lines of Credit loan class increased primarily due increases in several qualitative factors as a result of the COVID-19 pandemic as well as charge-offs incurred during the three month period offset by a reduction in the qualitative factor related to adversely classified loans; and there was an increase in the provision for the Commercial Business loan class due to an increase in several qualitative factors as a result of the COVID-19 pandemic as well as charge-offs incurred during the period offset by a decrease in the qualitative factor related to the changes in loan balances.

The following tables summarize the activity in the primary segments of the ALL for the three months ended March 31, 2020 and March 31, 2019 as well as the allowance required for loans individually and collectively evaluated for impairment as of March 31, 2020 and December 31, 2019 (dollars in thousands):

	Real Estate Loans
	One-to-four-	Commercial	Home
	family	Real Estate	Equity Loans
	Residential and	and	and Lines	Commercial	Other
	Construction	Construction	of Credit	Business	Loans	Total
Three Months Ended:
Balance December 31, 2019	$721	$3,313	$310	$534	$4	$4,882
Charge-offs	—	—	(13)	(38)	(2)	(53)
Recoveries	2	1	—	1	—	4
Provision	646	(205)	57	50	2	550
Balance March 31, 2020	$1,369	$3,109	$354	$547	$4	$5,383

Balance at December 31, 2018	$1,051	$2,761	$312	$286	$4	$4,414
Charge-offs	—	(121)	—	—	(27)	(148)
Recoveries	—	—	1	—	—	1
Provision	(191)	114	(15)	175	25	108
Balance at March 31, 2019	$860	$2,754	$298	$461	$2	$4,375

	Real Estate Loans
	One-to-four-	Commercial	Home
	family	Real Estate	Equity Loans
	Residential and	and	and Lines	Commercial	Other
	Construction	Construction	of Credit	Business	Loans	Total
Evaluated for Impairment:
Individually	$—	$—	$—	$—	$—	$—
Collectively	1,369	3,109	354	547	4	5,383
Balance at March 31, 2020	$1,369	$3,109	$354	$547	$4	$5,383

Evaluated for Impairment:
Individually	$—	$—	$—	$—	$—	$—
Collectively	721	3,313	310	534	4	4,882
Balance at December 31, 2019	$721	$3,313	$310	$534	$4	$4,882

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
March 31, 2020

available to Management. Based on Management’s comprehensive analysis of the loan portfolio, they believe the current level of the allowance for loan losses is adequate.

(9) Foreclosed Assets Held For Sale

Foreclosed assets acquired in the settlement of loans are carried at fair value less estimated costs to sell and are included in foreclosed real estate on the Consolidated Statements of Financial Condition. As of March 31, 2020 and December 31, 2019, foreclosed real estate totaled $489,000 and $404,000, respectively. As of March 31, 2020, included within the foreclosed assets totaling $489,000 were three residential properties and one commercial real estate property.

The Company had initiated formal foreclosure procedures on $818,000 in one-to-four family residential loans, $64,000 in commercial real estate loans, and $75,000 in home equity loans. However, in response to the COVID-19 pandemic, the Company halted all foreclosure actions as of March 18, 2020.

(10) Stock Based Compensation

The Company currently has two stock plans that allow for the issuance of stock based compensation, the Allegheny Valley Bancorp, Inc. 2011 Stock Incentive Plan (the “2011 Plan”) and the Standard Financial Corp. 2012 Equity Incentive Plan (the “2012 Plan”).  On February 5, 2020, 3,058 shares of restricted stock were awarded to directors out of the 2011 Plan.  The awards vest on December 31, 2020 and the related compensation expense is being recognized using the straight line method over the 11 month vesting period.  On March 10, 2020, 3,295 shares of restricted stock were awarded to employees out of the 2011 Plan.  The awards become 1/3 vested annually on the grant date for each of the next 3 years and the related compensation expense is being recognized using the straight line method over the vesting period.  On February 26, 2019, 1,820 shares of restricted stock were awarded to directors out of the 2011 Plan.  The awards vested quarterly through December 31, 2019 and the related compensation expense was recognized using the straight line method over the 11 month vesting period. On March 12, 2019, 2,727 shares of restricted stock were awarded to employees out of the 2011 Plan.  The awards vest over 34 months and the related compensation expense is being recognized using the straight line method over the vesting period.  At March 31, 2020, there were 66,235 and 101,144 shares available to be issued under the 2011 Plan and the 2012 Plan, respectively.

The following table summarizes transactions regarding restricted stock under the Plans:

		Weighted
		Average
	Number of	Grant Date
	Restricted	Price Per
	Shares	Share
Non-vested shares at December 31, 2019	1,944	$28.90
Granted	6,353	28.25
Vested	—	—
Forfeited	—	—
Non-vested shares at March 31, 2020	8,297	$28.40

For the three months ended March 31, 2020, there was $27,000 of compensation expense recorded on restricted stock grants.  For the three months ended March 31, 2019, there was $13,000 of compensation expense recorded on restricted stock grants. As of March 31, 2020, there was $218,000 of unrecognized compensation expense that will be recognized over the remaining vesting periods.

STANDARD AVB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
March 31, 2020

The following table summarizes transactions regarding the stock options under the Plans:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Options	Price	Contractual Term
Outstanding at December 31, 2019	247,781	$17.07	2.47
Granted	—	—
Exercised	(13,442)	18.00
Forfeited	—	—
Outstanding at March 31, 2020	234,339	$17.02	2.35
Exercisable at March 31, 2020	234,339	$17.02

For both the three months ended March 31, 2020 and March 31, 2019, there was no compensation expense related to stock options.  As of March 31, 2020, all outstanding stock options were fully vested and there was no unrecognized compensation expense.

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

Compensation expense is equal to the fair value of the shares committed to be released and unallocated ESOP shares are excluded from outstanding shares for purposes of computing earnings per share. Compensation expense related to the ESOP of $100,000 and $108,000 was recognized during the three months ended March 31, 2020 and 2019, respectively. Dividends on unallocated shares are not treated as ordinary dividends but are instead used to repay the ESOP loan and recorded as compensation expense.

As of March 31, 2020, the ESOP held a total of 253,588 shares of the Company’s stock. Of the 253,588 shares, there were 144,548 unallocated as of March 31, 2020 with a fair market value of $3.1 million.

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

STANDARD AVB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
March 31, 2020

The net periodic pension (benefit) cost for the three months ended March 31, 2020 and March 31, 2019 was as follows (dollars in thousands):

	Three Months Ended March 31,
	2020	2019

Interest Cost	$25	$31
Expected return on plan assets	(32)	(32)
Amortization of net loss	3	2
Net periodic pension (benefit) cost	$(4)	$1

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

STANDARD AVB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
March 31, 2020

On a quarterly basis, management reviews the pricing information received from the Company’s third-party pricing service. This review process includes a comparison to non-binding third-party broker quotes, as well as a review of market-related conditions impacting the information provided by the Company’s third-party pricing service. Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume or frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs. As of March 31, 2020 and December 31, 2019, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets. On a quarterly basis, management also reviews a sample of securities priced by the Company’s third-party pricing service to review significant assumptions and valuation methodologies used. Based on this review, management determines whether the current placement of the security in the fair value hierarchy is appropriate or whether transfers may be warranted.

The following table presents the assets measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 by level within the fair value hierarchy (dollars in thousands):

March 31, 2020:	Level 1	Level 2	Level 3	Total

Investment securities available for sale:
U.S. government and agency obligations	$—	$2,005	$—	$2,005
Corporate bonds	—	4,871	—	4,871
Municipal obligations	—	56,038	—	56,038
Total investment securities available for sale	—	62,914	—	62,914
Equity securities	2,281	—	—	2,281
Mortgage-backed securities available for sale	—	88,161	—	88,161
Total recurring fair value measurements	$2,281	$151,075	$—	$153,356

December 31, 2019:
Investment securities available for sale:
U.S. government and agency obligations	$—	$8,489	$—	$8,489
Corporate bonds	—	2,579	—	2,579
Municipal obligations	—	58,816	—	58,816
Total investment securities available for sale	—	69,884	—	69,884
Equity securities	2,955	—	—	2,955
Mortgage-backed securities available for sale	—	91,478	—	91,478
Total recurring fair value measurements	$2,955	$161,362	$—	$164,317

STANDARD AVB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
March 31, 2020

Assets Measured at Fair Value on a Nonrecurring Basis

The following table presents the assets measured at fair value on a nonrecurring basis as of March 31, 2020 and December 31, 2019 by level within the fair value hierarchy (dollars in thousands):

March 31, 2020:	Level 1	Level 2	Level 3	Total

Foreclosed real estate	$—	$—	$85	$85
Total nonrecurring fair value measurements	$—	$—	$85	$85

December 31, 2019:
Foreclosed real estate	$—	$—	$404	$404
Total nonrecurring fair value measurements	$—	$—	$404	$404

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Company uses Level 3 inputs to determine fair value (dollars in thousands):

			Quantitative Information about Level 3 Fair Value Measurements
	March 31,	December 31,	Valuation	Unobservable
	2020	2019	Techniques	Input	Range
Foreclosed real estate	$85	$404	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 30%
			Liquidation expenses (2)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

The following table presents the carrying value, estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments not required to be carried at fair value as of March 31, 2020 and December 31, 2019 (dollars in thousands):

	Carrying	Estimated
	Value	Fair Value	Level 1	Level 2	Level 3
March 31, 2020:
Financial Instruments - Assets:
Loans receivable (1)	$709,987	$720,799	$—	$—	$720,799

Financial Instruments - Liabilities:
Demand and savings accounts (1)	$493,821	$493,821	$493,821	$—	$—
Time deposits (1)	235,715	241,752	—	—	241,752
Long-term borrowings (1)	112,551	115,922	—	—	115,922

December 31, 2019:
Financial Instruments - Assets:
Loans receivable (1)	$712,965	$721,197	$—	$—	$721,197

Financial Instruments - Liabilities:
Demand and savings accounts (1)	$489,292	$489,292	$489,292	$—	$—
Time deposits (1)	245,114	247,456	—	—	247,456
Long-term borrowings (1)	99,098	100,032	—	—	100,032

(1)	The financial instrument is carried at amortized cost.

STANDARD AVB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
March 31, 2020

The carrying amounts for cash and cash equivalents, certificates of deposit, FHLB and other restricted stock, BOLI, accrued interest receivable and payable and securities sold under agreements to repurchase approximate fair value and are considered Level 1.

(14) Accumulated Other Comprehensive (Loss) Income

The following tables present the significant amounts reclassified out of accumulated other comprehensive income (loss) and the changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2020 and March 31, 2019 (dollars in thousands):

	Unrealized Gains (Losses)	Unrecognized
	on Available for Sale	Pension
	Securities	Costs	Total
Balance as of December 31, 2019	$1,386	$(244)	$1,142
Other comprehensive loss before reclassification	(375)	—	(375)
Amount reclassified from accumulated other comprehensive loss	—	2	2
Total other comprehensive loss	(375)	2	(373)
Balance as of March 31, 2020	$1,011	$(242)	$769

Amount Reclassified
	from Accumulated	Affected Line on
	Other Comprehensive	the Consolidated
	Income (Loss)	Statements of Income
Three months ended March 31, 2020:
Amortization of defined benefit items: Actuarial loss	$3	Other operating expenses
	(1)	Income tax expense
	$2	Net of tax
Total reclassification for the period	$2	Net income

	Unrealized Gains (Losses)	Unrecognized
	on Available for Sale	Pension
	Securities	Costs	Total
Balance as of December 31, 2018	$(1,103)	$(241)	$(1,344)

Other comprehensive income before reclassification	976	—	976
Amount reclassified from accumulated other comprehensive loss	6	2	8
Total other comprehensive income	982	2	984
Balance as of March 31, 2019	$(121)	$(239)	$(360)

Amount Reclassified
	from Accumulated	Affected Line on
	Other Comprehensive	the Consolidated
	Income (Loss)	Statements of Income
Three months ended March 31, 2019:
Unrealized losses on available for sale securities	$7	Net losses on sales of securities
	(1)	Income tax expense
	$6	Net of tax

Amortization of defined benefit items: Actuarial loss	$2	Other operating expenses
	—	Income tax expense
	$2	Net of tax
Total reclassification for the period	$8	Net income

STANDARD AVB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
March 31, 2020

(15) Revenue Recognition

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2020 and March 31, 2019 (dollars in thousands):

	Three Months Ended March 31,
	2020	2019
Noninterest income
In scope of Topic 606:
Service charges	$714	$672
Investment management fees	220	202
Noninterest income (in-scope of Topic 606)	934	874
Noninterest income (out-of-scope of Topic 606)	(399)	264
Total noninterest income	$535	$1,138

(16) Goodwill and Other Intangibles

The Company has recorded goodwill associated with mergers totaling $25.8 million. Goodwill is not amortized, but is periodically evaluated for impairment. The Company did not recognize any impairment during either of the three months ended March 31, 2020 or March 31, 2019.

Identifiable intangibles are amortized to their estimated residual values over the expected useful lives of such assets. The balance of the core deposit intangible at March 31, 2020 was $1.7 million net of $2.4 million of accumulated amortization as of that date.

As of March 31, 2020, the estimated future amortization expense for the core deposit intangible was (dollars in thousands):

2020	325
2021	353
2022	326
2023	326
2024	325
2025	81
$1,736

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides further detail to the financial condition and results of operations of the Company. This section should be read in conjunction with the Notes to Consolidated Financial Statements (Unaudited) presented elsewhere in this Quarterly Report on Form 10-Q.

The Company’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of March 31, 2020 have remained unchanged from the disclosures presented in the Company’s audited financial statements for the year ended December 31, 2019 contained in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 16, 2020.

Standard AVB Financial Corp. is a Maryland corporation that provides a wide array of retail and commercial financial products and services to individuals, families and businesses through 17 banking offices located in the Pennsylvania counties of Allegheny, Westmoreland and Bedford and Allegany County, Maryland through its wholly-owned subsidiary Standard Bank.

Comparison of Financial Condition at March 31, 2020 and December 31, 2019

General. The Company’s total assets as of March 31, 2020 increased $7.4 million, or 0.8%, to $991.8 million, from $984.4 million at December 31, 2019. The increase in total assets included an increase in cash and cash equivalents of $19.8 million, or 61.1%, partially offset by a decrease in investment and mortgage-backed securities of $10.3 million, or 6.4%, as well as a decrease in loans receivable of $3.0 million, or 0.4%, for the quarter ended March 31, 2020.

Cash and Cash Equivalents. Cash and cash equivalents increased $19.8 million, or 61.1%, to $52.2 million at March 31, 2020 from $32.4 million at December 31, 2019. The increase in cash and cash equivalents was primarily the result of the Company being proactive in positioning itself with additional liquidity in anticipation of the need to assist customers during the developing COVID-19 pandemic.

Investment Securities. Investment securities available for sale decreased $7.0 million, or 10.0%, to $62.9 million at March 31, 2020 from $69.9 million at December 31, 2019. Purchases of investment securities totaled $4.1 million which were more than offset by calls of $9.1 million due to the interest rate environment during the three months ended March 31, 2020. Additionally, there was a $2.5 million decrease in the unrealized gain on investment securities during the period. The decrease in the unrealized gain was primarily the result of fluctuations in the market values of the municipal bond portfolio due to temporary disruptions in the market.  There were no potential credit concerns identified as of March 31, 2020. There were no sales of investment securities during the three months ended March 31, 2020.

Equity Securities. Equity securities available for sale were $2.3 million and $3.0 million at March 31, 2020 and December 31, 2019, respectively. The decrease of $674,000 was a result of changes in the market prices of the equity securities related to the current economic environment. There were no purchases or sales of equity securities during the three months ended March 31, 2020.

Mortgage-Backed Securities. The Company’s mortgage-backed securities available for sale decreased $3.3 million, or 3.6%, to $88.2 million at March 31, 2020 from $91.5 million at December 31, 2019. Purchases of mortgage-backed securities totaling $1.5 million and a $2.0 million increase in the unrealized gain on mortgage-backed securities were more than offset by repayments of $6.6 million during the three month period ended March 31, 2020. There were no sales of mortgage-backed securities during the three month period ended March 31, 2020.

Loans. At March 31, 2020, net loans were $710.0 million, or 71.6% of total assets, compared to $713.0 million, or 72.4% of total assets at December 31, 2019. The $3.0 million, or 0.4%, decrease in loans receivable was the result of loan payoffs and amortization exceeding loan production during the period. One-to-four family residential and construction, home equity loans and lines of credit, and other loans decreased $5.6 million or 2.4%, $4.8 million or 4.3%, and $58,000 or 10.2%, respectively.  These decreases were partially offset by an increase in commercial real estate and construction loans and commercial business loans of $6.4 million or 2.0%, and $1.6 million or 3.4%, respectively.

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

Deposits decreased $4.9 million, or 0.7%, to $729.5 million at March 31, 2020 from $734.4 million at December 31, 2019. The decrease resulted from decreases in time deposit, money market and interest-bearing checking accounts of $9.4 million or 3.8%, $1.1 million or 1.0%, and $619,000, or 0.6%, respectively. These decreases were partially offset by increases in non-interest-bearing checking accounts and savings accounts of $4.3 million or 3.4%, and $1.9 million or 1.3%, respectively.

Borrowings. Borrowed funds, which includes short and long-term borrowings and securities sold under agreements to repurchase, increased by $13.7 million, or 13.3%, to $116.6 million at March 31, 2020 from $102.8 million at December 31, 2019. The increase was primarily due to a $13.5 million, or 14.0% increase in long-terms borrowings resulting from new FHLB advances entered into during the period totaling $25.0 million partially offset by the maturity of a $5.8 million advance and an additional $5.7 million in principal repayments. Financing lease liabilities, which are also included in long-term borrowings, were $3.1 million at both March 31, 2020 and December 31, 2019. Securities sold under agreements to repurchase increased by $270,000, or 7.2%, to $4.0 million during the three months ended March 31, 2020 from $3.7 million at December 31, 2019. There were no short-term borrowings at either March 31, 2020 or December 31, 2019.

Stockholders’ Equity. Stockholders’ equity decreased $1.1 million, or 0.8%, to $140.7 million at March 31, 2020 from $141.8 million at December 31, 2019. The decrease was a result of $1.0 million in dividends paid during the period and a $373,000 decrease in accumulated other comprehensive income related to changes in the fair value of available for sale debt securities during the period. Additionally, in accordance with the Company’s stock repurchase program, 43,700 shares of the Company’s outstanding stock were repurchased for $1.0 million. Those decreases were partially offset by net income of $1.1 million earned during the three months ended March 31, 2020. On March 19, 2020, the Company temporarily suspended its stock repurchase plan.

Average Balance and Yields

The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated (dollars in thousands). No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	For the Three Months Ended March 31,
	2020			2019
	Average			Average
	Outstanding			Outstanding
	Balance	Interest	Yield/ Rate	Balance	Interest	Yield/ Rate
Interest-earning assets:
Loans	$712,469	$7,813	4.36%	$731,294	$8,016	4.39%
Investment and mortgage-backed securities	159,493	992	2.49%	151,209	1,042	2.76%
FHLB and other restricted stock	7,579	143	7.57%	7,849	174	9.02%
Interest-earning deposits	27,800	88	1.28%	12,230	80	2.67%
Total interest-earning assets	907,341	9,036	3.96%	902,582	9,312	4.14%
Noninterest-earning assets	68,202			66,353
Total assets	$975,543			$968,935
Interest-bearing liabilities:
Savings accounts	$144,312	53	0.15%	$146,703	54	0.15%
Time deposits	239,852	1,283	2.15%	246,854	1,245	2.05%
Money market accounts	103,871	265	1.03%	88,833	219	1.00%
Demand and NOW accounts	109,592	71	0.26%	102,799	75	0.30%
Total interest-bearing deposits	597,627	1,672	1.12%	585,189	1,593	1.10%
Borrowings	99,195	531	2.14%	105,153	564	2.15%
Securities sold under agreements to repurchase	3,980	4	0.44%	3,861	6	0.59%
Total interest-bearing liabilities	700,802	2,207	1.26%	694,203	2,163	1.26%
Noninterest-bearing deposits	129,217			133,016
Noninterest-bearing liabilities	3,586			3,222
Total liabilities	833,605			830,441
Stockholders' equity	141,938			138,494
Total liabilities and stockholders' equity	$975,543			$968,935

Net interest income		$6,829			$7,149
Net interest rate spread (1)			2.70%			2.88%
Net interest-earning assets (2)	$206,539			$208,379
Net interest margin (3)			3.02%			3.21%
Average interest-earning assets to interest-bearing liabilities	129.47%			130.02%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended March 31, 2020 and 2019

General. Net income for the quarter ended March 31, 2020 was $1.1 million compared to $2.2 million for the quarter ended March 31, 2019, a decrease of $1.1 million, or 48.8%. Earnings per share for the current period was $0.24 for basic and $0.24 for fully diluted compared to $0.47 for basic and $0.46 for fully diluted for the same period in 2019.

The Company’s annualized return on average assets (ROA) and annualized return on average equity (ROE) for the quarter ended March 31, 2020 were 0.46% and 3.14%, respectively, compared to 0.91% and 6.35%, respectively, for the quarter ended March 31, 2019.

Net Interest Income. Net interest income for the quarter ended March 31, 2020 was $6.8 million, a decrease of 4.5%, compared to $7.1 million for the quarter ended March 31, 2019. The decrease was primarily the result of a decrease in the yield on interest-earning assets as well as a decrease in the average balance of loans outstanding. The net interest rate spread and net interest margin were 2.70% and 3.02%, respectively, for the three months ended March 31, 2020, compared to 2.88% and 3.21%, respectively, for the three months ended March 31, 2019.

Interest and Dividend Income. Total interest and dividend income decreased $276,000, or 3.0%, to $9.0 million for the three months ended March 31, 2020 compared to $9.3 million for the three months ended March 31, 2019. The decrease was primarily the result of an 18 basis point decrease in the average yield on interest-earning assets to 3.96% for the three months ended March 31, 2020 from 4.14% for the same period in the prior year.

Interest income on loans decreased $203,000, or 2.5%, to $7.8 million for the three months ended March 31, 2020 compared to $8.0 million for the three months ended March 31, 2019. The decrease was primarily the result of a decrease in the average balance of loans receivable of $18.8 million, or 2.6%, to $712.5 million for the three months ended March 31, 2020 compared to the prior period.  Additionally, there was a three basis point decrease in the average yield on loans receivable to 4.36% for the three months ended March 31, 2020 from 4.39% for the same period in the prior year.

Interest income on investment and mortgage-backed securities decreased $50,000, or 4.8%, to $992,000 for the three months ended March 31, 2020 compared to $1.0 million for the three months ended March 31, 2019. The decrease was primarily the result of a 27 basis point decrease in the average yield earned on investment and mortgage-backed securities to 2.49% for the quarter ended March 31, 2020 from 2.76% for the same period in the prior year.  The decrease in the average yield was due to falling interest rates during the period.  The decrease in interest income resulting from the decrease in the average yield was partially offset by an increase in the average balance of investment and mortgage-backed securities of $8.3 million, or 5.5%, to $159.5 million for the three months ended March 31, 2020 compared to the prior year.

Dividend income on FHLB and other restricted stock decreased $31,000, or 17.8%, to $143,000 for the three months ended March 31, 2020 compared to $174,000 for the three months ended March 31, 2019. The decrease primarily resulted from a decrease in the average yield to 7.57% for the three months ended March 31, 2020 from 9.02% for the same period in the prior year.  The higher yield in the 2019 quarter resulted from a higher dividend received for the fourth quarter 2018 than was accrued as a result of the FHLB increasing the dividend yield on both activity and membership stock. There was also a decrease in the average balance of FHLB stock and other restricted stock of $270,000, or 3.4%, to $7.6 million for the three months ended March 31, 2020 compared to the prior period.

Interest income on interest-earning deposits increased $8,000, or 10.0%, to $88,000 for the three months ended March 31, 2020 compared to $80,000 for the three months ended March 31, 2019. The increase was primarily the result of an increase in the average balance of interest-earning deposits of $15.6 million, or 127.3%, to $27.8 million for the three months ended March 31, 2020 compared to the prior period. The increase in interest income resulting from the increase in the average balance was partially offset by a decrease in the average yield on interest-earning deposits to 1.28% for the three months ended March 31, 2020 from 2.67% for the same period in the prior year as a result of falling short-term interest rates during the period.

Interest Expense. Total interest expense was $2.2 million for both the three months ended March 31, 2020 and the three months ended March 31, 2019. The average cost and average balance of interest-bearing deposits were both higher for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, however, this increase was partially offset by a decrease in the average balance of borrowings for the same period.

Interest expense on deposits increased $79,000, or 5.0%, to $1.7 million for the three months ended March 31, 2020 from $1.6 million for the three months ended March 31, 2019. The increase was primarily the result of a 2 basis points increase in the average cost of interest-bearing deposits to 1.12% for the three months ended March 31, 2020 from 1.10% for the same period in the prior year due to higher interest rates for much of the quarter.  Additionally, there was an increase in the average balance of interest-bearing deposits of $12.4 million, or 2.1%, for the three months ended March 31, 2020 compared to the same period in the prior year.

Interest expense on borrowed funds decreased $33,000, or 5.9%, to $531,000 for the three months ended March 31, 2020 from $564,000 for the three months ended March 31, 2019. The decrease was primarily the result of a decrease in the average balance of borrowings of $6.0 million, or 5.7%, to $99.2 million for the three months ended March 31, 2020 compared to the same period in the prior year.

Provision for Loan Losses. Provision for loan losses increased $442,000, or 409.3%, to $550,000 for the three months ended March 31, 2020 compared to $108,000 for the three months ended March 31, 2019. The provision for the quarter was impacted by a number of things including increases in several qualitative factors, some of which were directly impacted by the COVID-19 pandemic, an increase in the loan balances included in the allowance calculation and increased reserves required on a few loans which experienced a deterioration in quality from the previous quarter. In management’s judgment, the allowance for loan losses is at a sufficient level that reflects the losses inherent in the loan portfolio relative to loan mix, economic conditions and historical loss experience. See Footnote 8 in the Notes to Consolidated Financial Statements (Unaudited) for additional information.

Noninterest Income. Noninterest income decreased $603,000, or 53.0%, to $535,000 for the three months ended March 31, 2020 compared to $1.1 million for the three months ended March 31, 2019. The decrease in noninterest income for the three months ended March 31, 2020 was primarily the result of a $701,000 change in net equity securities fair value adjustments from a gain of $27,000 for the three months ended March 31, 2019 to a loss of $674,000 for the three months ended March 31, 2020 related to fluctuations in the market prices of the equity securities.  The decrease in noninterest income resulting from the change in net equity securities fair value adjustments was partially offset by increases in loan sale gains and referral fees, service charges and investment management fees of $65,000 or 191.2%, $43,000 or 6.2%, and $18,000 or 8.9%, respectively, for the three months ended March 31, 2020 compared to the prior period.  The increase in loan sale gains and referral fees was reflective of the Bank’s business strategy to continue to expand its product mix and capacity to sell residential loans in the secondary mortgage market.

Noninterest Expenses. Noninterest expenses totaled $5.5 million for both the quarter ended March 31, 2020 and the quarter ended March 31, 2019. While total noninterest expenses remained relatively stable for both periods presented, federal deposit insurance, premises and occupancy expenses, and core deposit amortization for the three month ended March 31, 2020 decreased by $112,000 or 164.7%, $63,000 or 9.4%, and $48,000 or 24.9%, respectively, compared to the prior period.  Those decreases were offset by increases in compensation and benefits of $144,000, or 4.5%, as well as increases in other operating expenses of $102,000, or 10.2%, respectively, compared to the prior period.  The lower federal deposit insurance was due to the application of small bank credits to both the fourth quarter 2019 and the first quarter 2020 assessments.

Income Tax Expense. The Company recorded a provision for income tax of $194,000 for the three months ended March 31, 2020 compared to $543,000 for the three months ended March 31, 2019. The decrease in income tax was primarily the result of a decrease in taxable income as well as a lower effective tax rate for the period. The effective tax rate was 14.9% for the three months ended March 31, 2020 and 20.0% for the three months ended March 31, 2019.

Non-Performing and Problem Assets

The table below sets forth the amounts and categories of non-performing assets at the dates indicated (dollars in thousands).

	March 31,	December 31,
	2020	2019
Non-accrual loans:
One-to-four family residential and construction	$2,067	$2,067
Commercial real estate and construction	361	311
Home equity loans and lines of credit	147	272
Commercial business	60	60
Other	2	6
Total nonaccrual loans	2,637	2,716
Loans past due 90 days and still accruing	—	—
Total non-performing loans	2,637	2,716
Foreclosed real estate	489	404
Total non-performing assets	$3,126	$3,120

Ratios:
Non-accrual loans to total loans	0.37%	0.38%
Non-performing loans to total loans	0.37%	0.38%
Non-performing assets to total assets	0.32%	0.32%
Allowance for loan losses to non-performing loans	204.13%	179.75%

As of March 31, 2020 and December 31, 2019, there were two loans modified as TDRs.  Loans in the process of foreclosure totaled $957,000 at March 31, 2020.  In response to the COVID-19 pandemic, the Company halted all foreclosure actions as of March 18, 2020.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. The Company’s primary sources of funds consist of deposit inflows, loan repayments and sales, advances and short-term borrowings from the FHLB, repurchase agreements and maturities, principal repayments and sales of available-for-sale securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general market interest rates, economic conditions and competition. The Company’s Asset/Liability Management Committee, under the direction of the Chief Financial Officer, is responsible for establishing and monitoring liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the funding needs of the Company including borrowing needs and deposit withdrawals of the Bank’s customers as well as unanticipated contingencies. At March 31, 2020, the Company’s cash and cash equivalents amounted to $52.2 million. Management believes there are sufficient sources of liquidity to satisfy short- and long-term liquidity needs as of March 31, 2020.

Certificates of deposit due within one year of March 31, 2020 totaled $113.3 million, or 15.5% of total deposits. If these deposits do not remain with the Bank, it may be required to seek other sources of funds, including loan and securities sales, repurchase agreements and FHLB advances and short-term borrowings. The Company believes, however, based on historical experience and current market interest rates, it will retain upon maturity a large portion of certificates of deposit with maturities of one year or less.  The Company’s maximum borrowing capacity at the FHLB at March 31, 2020 was $413.1 million.

The Company is committed to serving both its individual and commercial customers through these difficult and unprecedented times. In light of the COVID-19 pandemic, the Company has increased the monitoring of its current liquidity and anticipated funding needs. Additionally, the Company has been proactive in positioning itself with additional liquidity in anticipation of the need to assist customers. Finally, the Company has successfully tested all of its contingency funding sources.

Stockholders’ equity decreased $1.1 million, or 0.8%, to $140.7 million at March 31, 2020 from $141.8 million at December 31, 2019. The decrease was a result of $1.0 million in dividends paid during the period and a $373,000 decrease in accumulated other comprehensive income related to changes in the fair value of available for sale debt securities during the period. Additionally, in accordance with the Company’s stock repurchase program, 43,700 shares of the Company’s outstanding stock were repurchased for $1.0 million. Those decreases were partially offset by net income of $1.1 million earned during the three months ended March 31, 2020. On March 19, 2020, the Company temporarily suspended its stock repurchase plan.

Current regulatory requirements specify that the Bank and similar institutions must maintain regulatory capital sufficient to meet tier 1 leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios of at least 4.00%, 4.50%, 6.00% and 8.00%, respectively. At March 31, 2020, the Bank was in compliance with all regulatory capital requirements with ratios of 11.80%, 17.14%, 17.14% and 17.97%, respectively, and was considered “well capitalized” under regulatory guidelines.

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies have adopted a rule to establish for institutions with assets of less than $10 billion that meet other specified criteria a “community bank leverage ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) that such institutions may elect to utilize in lieu of the generally applicable leverage and risk-based capital requirements noted above. The federal banking agencies adopted 9% as the applicable ratio, however, in response to COVID-19, they reduced the ratio to 8% effective March 31, 2020. Institutions with capital meeting the specified requirements and electing to follow the alternative framework will be considered compliant with all applicable regulatory capital and leverage requirements, including the requirement to be “well capitalized.” The Bank did not utilize the community bank leverage ratio framework in its March 31, 2020 Call Report and maintains the right to opt-in or opt-out of the framework in any subsequent quarter.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, the Company routinely is a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans the

Bank makes. At March 31, 2020, there were $128.5 million in loan commitments outstanding of which $63.9 million were for commercial loans and lines, $30.4 million were for one- to four-family and construction loans, and $34.2 million were for standby letters of credit and other commitments including consumer overdraft lines.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2020, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer, the President and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Chief Executive Officer, the President and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2020.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2020, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15-d15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.           Legal Proceedings

At March 31, 2020, the Company was not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business. At March 31, 2020, the Company was not involved in any legal proceedings, the outcome of which management believes would be material to the Company’s financial condition or results of operations.

Item 1A.        Risk Factors

The information presented below provides an update to, and should be read in conjunction with, factors discussed under the heading “Risk Factors” contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 16,

2020. Except as presented below, there have been no material changes to the risk factors described in our Annual Report on Form 10-K.

The recent global coronavirus outbreak could adversely affect our business and results of operations.

The COVID-19 pandemic is having an adverse impact on the Company, its customers and the communities it serves. Given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be reopened. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations: the demand for our products and services may decline, making it difficult to grow assets and income; if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income; collateral for loans, including real estate, accounts receivable, inventory, equipment and investment securities, may decline in value or dissipate, which could cause loan charge offs to increase; our allowance for loan losses may increase if borrowers experience financial difficulties, which will adversely affect our net income; the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; expenses may increase as a result of an escalation in the number of troubled credits; as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income; and our cyber security risks are increased as the result of an increase in the number of employees working remotely.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of common stock of the Company during the first quarter of 2020:

				Maximum
			Total Number of	Number of
			Shares Purchased	Shares That May
			as Part of	Yet Be
			Publically	Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans or
Period	Shares Purchased	Paid Per Share	or Programs	Programs (1)
January 1-31, 2020	—	$—	—	101,211
February 1-29, 2020	—	—	—	101,211
March 1-31, 2020	43,700	22.58	43,700	57,511
Totals	43,700	$22.58	43,700

(1)	On December 19, 2018, the Company announced that the Board of Directors authorized the repurchase of up to 240,000 shares, or approximately 5%, of the Company’s outstanding common stock. The stock repurchase program may be carried out through open market purchases, block trades, negotiated private transactions or pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission rules. The stock will be repurchased on an ongoing basis and will be subject to the availability of stock, general market conditions, the trading prices of the stock, alternative uses for capital and the Company’s financial performance. The stock repurchase program has an expiration date of May 26, 2020. On March 19, 2020, the Company temporarily suspended its stock repurchase plan.

On January 29, 2020, the Company announced that its Board of Directors approved a new stock repurchase program.  The new stock repurchase program is to be implemented upon the completion of the Company’s current stock repurchase program which had 57,511 shares available for repurchase at March 31, 2020.  Pursuant to the new stock repurchase program, the Company may repurchase up to an additional 230,000 shares of its common stock, or approximately 5% of its current outstanding shares.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Mine Safety Disclosures

Not applicable.

Item 5.           Other Information

None.

Item 6.           Exhibits

Exhibit
Number	Description

3.1	Articles of Incorporation of Standard AVB Financial Corp., as amended (1)

3.2	Amended and Restated Bylaws of Standard AVB Financial Corp. (2)

4.1	Form of common stock certificate of Standard AVB Financial Corp. (3)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0

The following materials for the three months ended March 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition, (ii) Statements of Income, (iii) Statements of Comprehensive Income, (iv) Statements of Changes in Stockholder’s Equity, (v) Statements of Cash Flows, and (vi) Notes to Financial Statements.

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

STANDARD AVB FINANCIAL CORP.

Date: May 11, 2020	/s/ Timothy K. Zimmerman
Timothy K. Zimmerman
Chief Executive Officer

Date: May 11, 2020	/s/ Susan A. Parente
Susan A. Parente
Executive Vice President and Chief Financial Officer