Form 10-Q
period 2020-06-30
Standard AVB Financial Corp.
filed 2020-08-10
CIK 1492915

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

YES  ☐     NO  ⌧

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

As of August 5, 2020, the registrant had 4,660,649 shares of common stock, $0.01 par value per share, outstanding.

Standard AVB Financial Corp.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Standard AVB Financial Corp.

Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)

	June 30,
	2020	December 31,
	(Unaudited)	2019
ASSETS
Cash on hand and due from banks	$4,467	$3,396
Interest-earning deposits in other institutions	69,947	29,031
Cash and Cash Equivalents	74,414	32,427
Investment securities available for sale, at fair value	76,570	69,884
Equity securities, at fair value	2,165	2,955
Mortgage-backed securities available for sale, at fair value	88,987	91,478
Certificate of deposit	249	249
Federal Home Loan Bank and other restricted stock, at cost	8,496	7,486
Loans receivable, net of allowance for loan losses of $6,968 and $4,882	742,179	712,965
Loans held for sale	469	373
Foreclosed real estate	586	404
Office properties and equipment, net	9,649	9,930
Bank-owned life insurance	24,651	23,374
Goodwill	25,836	25,836
Core deposit intangible	1,628	1,881
Accrued interest receivable and other assets	5,502	5,145
TOTAL ASSETS	$1,061,381	$984,387

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Demand and savings accounts	$562,435	$489,292
Time deposits	228,640	245,114
Total Deposits	791,075	734,406
Long-term borrowings	108,002	99,098
Securities sold under agreements to repurchase	7,870	3,740
Advance deposits by borrowers for taxes and insurance	42	47
Accrued interest payable and other liabilities	11,665	5,248
TOTAL LIABILITIES	918,654	842,539

Stockholders’ Equity
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value per share, 40,000,000 shares authorized, 4,660,649 and 4,689,354 shares outstanding, respectively	47	47
Additional paid-in-capital	71,391	72,155
Retained earnings	70,247	70,037
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,456)	(1,533)
Accumulated other comprehensive income	2,498	1,142
TOTAL STOCKHOLDERS’ EQUITY	142,727	141,848
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,061,381	$984,387

See accompanying notes to the consolidated financial statements.

Standard AVB Financial Corp.

Consolidated Statements of Income

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest and Dividend Income
Loans, including fees	$7,679	$8,171	$15,492	$16,187
Mortgage-backed securities	377	570	840	1,118
Investments:
Taxable	107	118	221	233
Tax-exempt	416	389	831	768
Federal Home Loan Bank and other restricted stock	91	155	234	329
Interest-earning deposits and federal funds sold	14	98	102	178
Total Interest and Dividend Income	8,684	9,501	17,720	18,813

Interest Expense
Deposits	1,319	1,791	2,991	3,384
Federal Home Loan Bank short-term borrowings	—	9	—	37
Long-term borrowings	556	534	1,087	1,070
Securities sold under agreements to repurchase	3	4	7	10
Total Interest Expense	1,878	2,338	4,085	4,501

Net Interest Income	6,806	7,163	13,635	14,312

Provision for Loan Losses	1,620	181	2,170	290

Net Interest Income after Provision for Loan Losses	5,186	6,982	11,465	14,022

Noninterest Income
Service charges	768	714	1,500	1,403
Earnings on bank-owned life insurance	139	134	277	265
Net losses on sales of securities	—	6	—	(1)
Net equity securities fair value adjustment (losses) gains	(116)	8	(790)	35
Net loan sale gains and referral fees	382	48	481	82
Investment management fees	129	167	349	369
Other income	33	16	53	78
Total Noninterest Income	1,335	1,093	1,870	2,231

Noninterest Expenses
Compensation and employee benefits	3,022	3,213	6,387	6,434
Data processing	178	176	366	353
Premises and occupancy costs	604	596	1,220	1,269
Automatic teller machine expense	135	148	281	285
Federal deposit insurance	66	68	22	136
Core deposit amortization	108	145	253	338
Other operating expenses	1,097	1,044	2,191	2,042
Total Noninterest Expenses	5,210	5,390	10,720	10,857

Income before Income Tax Expense	1,311	2,685	2,615	5,396

Income Tax Expense
Federal	149	485	259	842
State	25	102	109	288
Total Income Tax Expense	174	587	368	1,130
Net Income	$1,137	$2,098	$2,247	$4,266
Earnings Per Share:
Basic earnings per common share	$0.25	$0.45	$0.50	$0.92
Diluted earnings per common share	$0.25	$0.44	$0.49	$0.90

Cash dividends paid per common share	$0.22	$0.22	$0.44	$0.44
Basic weighted average shares outstanding	4,513,403	4,652,673	4,528,905	4,655,985
Diluted weighted average shares outstanding	4,581,846	4,745,975	4,606,365	4,755,480

See accompanying notes to the consolidated financial statements.

Standard AVB Financial Corp.

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net Income	$1,137	$2,098	$2,247	$4,266

Other comprehensive income:
Change in unrealized gain on securities available for sale	2,186	2,053	1,709	3,289
Tax effect	(459)	(431)	(357)	(691)
Reclassification adjustment for security (gains) losses realized in income	—	(6)	—	1
Tax effect	—	1	—	—
Change in pension obligation for defined benefit plan	2	2	5	5
Tax effect	—	—	(1)	(1)
Total other comprehensive income	1,729	1,619	1,356	2,603

Total Comprehensive Income	$2,866	$3,717	$3,603	$6,869

See accompanying notes to the consolidated financial statements.

Standard AVB Financial Corp.

Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands, except per share data)

(Unaudited)

					Accumulated
		Additional		Unearned	Other	Total
	Common	Paid-In	Retained	ESOP	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Shares	Income (Loss)	Equity
Three Months Ended:
Balance, March 31, 2020	$47	$71,288	$70,140	$(1,494)	$769	$140,750
Net income	—	—	1,137	—	—	1,137
Other comprehensive income	—	—	—	—	1,729	1,729
Cash dividends ($0.22 per share)	—	—	(1,030)	—	—	(1,030)
Stock options exercised (1,000 shares)	—	16	—	—	—	16
Compensation expense on stock awards	—	41	—	—	—	41
Compensation expense on ESOP	—	46	—	38	—	84
Balance, June 30, 2020	$47	$71,391	$70,247	$(1,456)	$2,498	$142,727

Balance, March 31, 2019	$48	$75,663	$66,441	$(1,648)	$(360)	$140,144
Net income	—	—	2,098	—	—	2,098
Other comprehensive income	—	—	—	—	1,619	1,619
Stock repurchases (51,500 shares)	—	(1,423)	—	—	—	(1,423)
Cash dividends ($0.22 per share)	—	—	(1,031)	—	—	(1,031)
Stock options exercised (1,000 shares)	—	16	—	—	—	16
Compensation expense on stock awards	—	23	—	—	—	23
Compensation expense on ESOP	—	61	—	39	—	100
Balance, June 30, 2019	$48	$74,340	$67,508	$(1,609)	$1,259	$141,546

Six Months Ended:
Balance, December 31, 2019	$47	$72,155	$70,037	$(1,533)	$1,142	$141,848
Net income	—	—	2,247	—	—	2,247
Other comprehensive income	—	—	—	—	1,356	1,356
Stock repurchases (49,500 shares)	—	(1,197)	—	—	—	(1,197)
Cash dividends ($0.44 per share)	—	—	(2,037)	—	—	(2,037)
Stock options exercised (14,442 shares)	—	258	—	—	—	258
Compensation expense on stock awards	—	68	—	—	—	68
Compensation expense on ESOP	—	107	—	77	—	184
Balance, June 30, 2020	$47	$71,391	$70,247	$(1,456)	$2,498	$142,727

Balance, December 31, 2018	$48	$75,571	$65,301	$(1,686)	$(1,344)	$137,890
Net income	—	—	4,266	—	—	4,266
Other comprehensive income	—	—	—	—	2,603	2,603
Stock repurchases (57,057 shares)	—	(1,604)	—	—	—	(1,604)
Cash dividends ($0.44 per share)	—	—	(2,059)	—	—	(2,059)
Stock options exercised (11,665 shares)	—	206	—	—	—	206
Compensation expense on stock awards	—	36	—	—	—	36
Compensation expense on ESOP	—	131	—	77	—	208
Balance, June 30, 2019	$48	$74,340	$67,508	$(1,609)	$1,259	$141,546

See accompanying notes to the consolidated financial statements.

Standard AVB Financial Corp.

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash Flows From Operating Activities
Net income	$2,247	$4,266
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	995	928
Provision for loan losses	2,170	290
Amortization of core deposit intangible	253	338
Net loss on sale of securities available for sale	—	1
Net equity securities fair value adjustment losses (gains)	790	(35)
Net gain on sale of office properties and equipment	(26)	—
Origination of loans held for sale	(24,847)	(3,975)
Proceeds from sale of loans held for sale	25,218	4,057
Net loan sale gains and referral fees	(481)	(82)
Compensation expense on ESOP	184	208
Compensation expense on stock awards	68	36
Deferred income taxes	(236)	(70)
Increase in accrued interest receivable	(340)	(228)
Earnings on bank-owned life insurance	(277)	(265)
Decrease in accrued interest payable	(126)	(85)
(Increase) decrease in accounts receivable	(30)	3,220
Other, net	(21)	(244)
Net Cash Provided by Operating Activities	5,541	8,360
Cash Flows Used In Investing Activities
Net increase in loans	(31,651)	(5,748)
Purchases of investment securities	(12,628)	(7,083)
Purchases of mortgage-backed securities	(11,682)	(20,890)
Proceeds from maturities/principal repayments/calls of investment securities	12,825	1,535
Proceeds from maturities/principal repayments/calls of mortgage-backed securities	15,068	8,150
Proceeds from sales of investment securities	—	6,328
Proceeds from sales of mortgage-backed securities	—	1,286
Purchase of Federal Home Loan Bank stock	(1,620)	(2,034)
Redemption of Federal Home Loan Bank stock	610	2,267
Proceeds from sales of foreclosed real estate	97	44
Purchase of bank-owned life insurance	(1,000)	(265)
Proceeds from sales of office properties and equipment	26	—
Purchases of office properties and equipment	(229)	(304)
Net Cash Used by Investing Activities	(30,184)	(16,714)
Cash Flows From Financing Activities
Net increase in demand and savings accounts	73,143	18,710
Net decrease in time deposits	(16,474)	(368)
Net increase in securities sold under agreements to repurchase	4,130	1,482
Net repayments of Federal Home Loan Bank short-term borrowings	—	(4,524)
Repayments of Federal Home Loan Bank advances	(16,010)	(17,477)
Proceeds from Federal Home Loan Bank advances	25,000	15,000
Lease liabilities payments	(178)	(204)
Net (decrease) increase in advance deposits by borrowers for taxes and insurance	(5)	47
Exercise of stock options	258	206
Dividends paid	(2,037)	(2,059)
Stock repurchases	(1,197)	(1,604)
Net Cash Provided by Financing Activities	66,630	9,209
Net Increase in Cash and Cash Equivalents	41,987	855
Cash and Cash Equivalents - Beginning	32,427	16,207
Cash and Cash Equivalents - Ending	$74,414	$17,062
Supplementary Cash Flows Information:
Interest paid	$4,212	$4,586
Income taxes paid	$213	$1,369
Investment securities purchased not settled	$6,502	$1,144
Loans transferred to foreclosed real estate	$267	$45
Right-of-use asset	$—	$(1,132)
Lease liability	$—	$1,158
Prepaid lease payments	$—	$(26)

See accompanying notes to the consolidated financial statements.

STANDARD AVB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
June 30, 2020

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

(2)  Basis of Presentation

The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles in the United States. All adjustments (consisting of normal recurring adjustments), which, in the opinion of management are necessary for a fair presentation of the financial statements and to make the financial statements not misleading have been included. The unaudited consolidated financial statements and other financial information contained in this quarterly report on Form 10-Q should be read in conjunction with the audited financial statements of Standard AVB Financial Corp. at and for the year ended December 31, 2019 contained in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission on March 16, 2020. The results for the three and six month periods ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or any future interim period. Certain amounts in the 2019 financial statements have been reclassified to conform to the 2020 presentation format. These reclassifications had no effect on stockholders’ equity or net income.

(3)  Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  The following table sets forth the computation of basic and diluted EPS for the three and six months ended June 30, 2020 and June 30, 2019 (dollars in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income available to common stockholders	$1,137	$2,098	$2,247	$4,266

Basic EPS:
Weighted average shares outstanding	4,513,403	4,652,673	4,528,905	4,655,985
Basic EPS	$0.25	$0.45	$0.50	$0.92

Diluted EPS:
Weighted average shares outstanding	4,513,403	4,652,673	4,528,905	4,655,985
Dilutive effect of common stock equivalents	68,443	93,302	77,460	99,495
Total diluted weighted average shares outstanding	4,581,846	4,745,975	4,606,365	4,755,480
Diluted EPS	$0.25	$0.44	$0.49	$0.90

Options to purchase 233,339 and 255,030 shares of common stock were outstanding as of June 30, 2020 and June 30, 2019, respectively, with an average exercise price of $17.02 and $17.09, respectively. There were 457 and 85 anti-dilutive shares for the three and six months ended June 30, 2020, respectively, which were excluded from the calculation of diluted EPS. There were no anti-dilutive shares as of June 30, 2019.

STANDARD AVB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
June 30, 2020

As of June 30, 2020 and June 30, 2019, there were 8,297 and 4,797 shares of outstanding restricted stock, respectively, that were not fully vested and were taken into consideration in the computation of both basic and diluted earnings per common share.

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
June 30, 2020

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
June 30, 2020

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

(5)  Investment Securities

Investment securities available for sale at June 30, 2020 and December 31, 2019 were as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2020:
U.S. government and agency obligations due:
Beyond 1 year but within 5 years	$1,000	$—	$—	$1,000
Beyond 5 year but within 10 years	1,951	51	—	2,002
Corporate bonds due:
Within 1 year	997	14	—	1,011
Beyond 1 year but within 5 years	3,970	237	—	4,207
Municipal obligations due:
Within 1 year	1,417	54	—	1,471
Beyond 1 year but within 5 years	4,071	176	—	4,247
Beyond 5 years but within 10 years	18,223	508	—	18,731
Beyond 10 years	43,089	837	(25)	43,901
	$74,718	$1,877	$(25)	$76,570

STANDARD AVB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
June 30, 2020

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

For the three and six months ended June 30, 2020, there were no sales of investment securities.  For the three months ended June 30, 2019, gains on sales of investment securities were $7,000 and proceeds from such sales were $2.6 million. For the six months ended June 30, 2019, proceeds from the sales of investment securities were $6.3 million, with total gains of $7,000 offset by total losses of $7,000 during the period.

Investment securities with a carrying value of $11.7 million and $11.9 million were pledged to secure repurchase agreements and public funds accounts at June 30, 2020 and December 31, 2019, respectively.

The following table presents the fair value and gross unrealized losses on investment securities and the length of time that the securities have been in a continuous unrealized loss position at June 30, 2020 and December 31, 2019 (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2020:
Municipal obligations	$3,309	$(25)	$—	$—	$3,309	$(25)
Total	$3,309	$(25)	$—	$—	$3,309	$(25)

December 31, 2019:
Municipal obligations	$4,496	$(40)	$—	$—	$4,496	$(40)
Total	$4,496	$(40)	$—	$—	$4,496	$(40)

At June 30, 2020, the Company held seven investment securities in an unrealized loss position.  The decline in the fair value of these securities resulted primarily from interest rate fluctuations.  There were no potential credit concerns identified with regard to the municipal obligations as of June 30, 2020. The Company does not intend to sell these securities nor is it more likely than not that the Company would be required to sell these securities before their anticipated recovery.  Additionally, the Company believes the collection of the investment principal and related interest is probable.  Based on the above, the Company considers all of the unrealized losses to be temporary impairment losses.

STANDARD AVB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
June 30, 2020

(6)  Equity Securities

The following table presents the net gains and losses on equity investments recognized in earnings during the three and six months ended June 30, 2020 and June 30, 2019, and the portion of unrealized gains and losses for those periods that relate to equity investments held (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net equity securities fair value adjustment (losses) gains	$(116)	$8	$(790)	$35
Net gains realized on the sale of equity securities during the period	—	—	—	—
(Losses) gains recognized on equity securities during the period	$(116)	$8	$(790)	$35

There were no sales of equity securities during the three or six months ended June 30, 2020 or June 30, 2019, respectively.

(7)  Mortgage-Backed Securities

Mortgage-backed securities available for sale at June 30, 2020 and December 31, 2019 were as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2020:
Government pass-throughs:
Ginnie Mae	$26,162	$576	$(34)	$26,704
Fannie Mae	17,965	638	—	18,603
Freddie Mac	12,151	410	—	12,561
Private pass-throughs	19,352	26	(254)	19,124
Collateralized mortgage obligations	11,744	282	(31)	11,995
	$87,374	$1,932	$(319)	$88,987

December 31, 2019:
Government pass-throughs:
Ginnie Mae	$21,386	$188	$(70)	$21,504
Fannie Mae	20,537	258	—	20,795
Freddie Mac	13,986	134	(34)	14,086
Private pass-throughs	21,904	—	(301)	21,603
Collateralized mortgage obligations	13,406	110	(26)	13,490
	$91,219	$690	$(431)	$91,478

Private pass-throughs include Small Business Administration (“SBA”) securities that are each an aggregation of SBA guaranteed portions of loans made by SBA lenders under section 7(a) of the Small Business Act. The guaranty is backed by the full faith and credit of the United States.

There were no sales of mortgage-backed securities during the three or six months ended June 30, 2020. For the three and six months ended June 30, 2019, losses on sales of mortgage-backed securities were $1,000 and proceeds from such sales were $1.3 million.

STANDARD AVB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
June 30, 2020

The amortized cost and fair value of mortgage-backed securities at June 30, 2020, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to repay obligations with or without prepayment penalties (dollars in thousands):

	Amortized Cost	Fair Value
Due after one year through five years	$888	$883
Due after five years through ten years	5,120	5,153
Due after ten years	81,366	82,951
Total Mortgage-Backed Securities	$87,374	$88,987

The following table presents the fair value and gross unrealized losses on mortgage-backed securities and the length of time that the securities have been in a continuous unrealized loss position at June 30, 2020 and December 31, 2019 (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2020:
Government pass-throughs:
Ginnie Mae	$4,671	$(18)	$1,713	$(16)	$6,384	$(34)
Private pass-throughs	—	—	17,242	(254)	17,242	(254)
Collateralized mortgage obligations	4,456	(31)	—	—	4,456	(31)
Total	$9,127	$(49)	$18,955	$(270)	$28,082	$(319)

December 31, 2019:
Government pass-throughs:
Ginnie Mae	$4,070	$(27)	$3,516	$(43)	$7,586	$(70)
Freddie Mac	5,537	(34)	—	—	5,537	(34)
Private pass-throughs	2,060	(29)	19,197	(272)	21,257	(301)
Collateralized mortgage obligations	562	(2)	3,526	(24)	4,088	(26)
Total	$12,229	$(92)	$26,239	$(339)	$38,468	$(431)

At June 30, 2020, the Company held 28 mortgage-backed securities in an unrealized loss position. The decline in the fair value of these securities resulted primarily from interest rate fluctuations. The Company does not intend to sell these securities nor is it more likely than not that the Company would be required to sell these securities before their anticipated recovery. Additionally, the Company believes the collection of the investment principal and related interest is probable. Based on the above, the Company considers all of the unrealized loss to be temporary impairment loss.

Mortgage-backed securities with a carrying value of $18.3 million and $13.3 million were pledged to secure repurchase agreements and public funds accounts at June 30, 2020 and December 31, 2019, respectively.

STANDARD AVB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
June 30, 2020

(8)  Loans Receivable and Related Allowance for Loan Losses

The following table summarizes the primary segments of the loan portfolio by the amounts collectively evaluated for impairment and the amounts individually evaluated for impairment, and the related allowance for loan losses, as of June 30, 2020 and December 31, 2019 (dollars in thousands):

	Real Estate Loans
	One-to-four-	Commercial	Home
	family	Real Estate	Equity Loans
	Residential and	and	and Lines	Commercial	Other
	Construction	Construction	of Credit	Business	Loans	Total
June 30, 2020:
Collectively evaluated for impairment	$212,447	$340,403	$103,699	$88,365	$541	$745,455
Individually evaluated for impairment	—	3,082	—	610	—	3,692
Total loans before allowance for loan losses	$212,447	$343,485	$103,699	$88,975	$541	$749,147

December 31, 2019:
Collectively evaluated for impairment	$234,421	$323,008	$111,499	$46,907	$570	$716,405
Individually evaluated for impairment	—	835	—	607	—	1,442
Total loans before allowance for loan losses	$234,421	$323,843	$111,499	$47,514	$570	$717,847

Total loans at June 30, 2020 and December 31, 2019 were net of deferred loan fees of $1.6 million and $233,000, respectively. The increase in net deferred loan fees was primarily the result of fees booked related to Paycheck Protection Program (“PPP”) loans booked during the period which are discussed further below.

The segments of the Bank’s loan portfolio are disaggregated to a level that allows management to monitor risk and performance.  The three segments are:  real estate, commercial business and other.  The real estate loan segment is further disaggregated into three classes.  One-to-four family residential mortgages (including residential construction loans) include loans to individuals secured by residential properties having maturities up to 30 years. Commercial real estate (including commercial construction loans) consists of loans to commercial borrowers secured by commercial or residential real estate. Home equity loans and lines of credit include loans having maturities up to 20 years. The commercial business loan segment consists of loans to finance the activities of commercial business customers and includes PPP loans. The other loan segment consists primarily of consumer loans and overdraft lines of credit. The portfolio segments utilized in the calculation of the allowance for loan losses are disaggregated at the same level that management uses to monitor risk in the portfolio. Therefore the portfolio segments and classes of loans are the same.

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
June 30, 2020

shorter terms than one-to-four family residential mortgage loans, however, they can have additional credit risk due to the type of collateral securing the loan.

The following table provides additional information with respect to the Company’s commercial real estate and construction and commercial business loans by industry sector at June 30, 2020 (dollars in thousands):

Type of Loan (1)	Number of Loans	Balance
Real Estate Rental and Leasing	1,281	$273,820
Construction	165	26,908
Accommodation and Food Services	72	23,618
Other Services (except Public Administration)	141	15,868
Health Care and Social Assistance	117	15,645
Retail Trade	88	14,854
Manufacturing	48	12,418
Professional, Scientific, and Technical Services	131	10,622
Wholesale Trade	58	7,743
Finance and Insurance	41	7,391
Other	244	23,573
Total	2,386	$432,460

(1)   Loan types are based on the North American Industry Classification System (NAICS).

As of June 30, 2020, the real estate rental and leasing sector included the following industry categories:

Detail of Real Estate Rental and Leasing	Number of Loans	Balance
Lessors or Residential Buildings and Dwellings	930	$142,156
Lessors of Nonresidential Buildings	210	99,033
Other Activities Related to Real Estate	47	8,120
Lessors of Mini warehouses and Self-Storage Units	15	5,860
Other General Government Support	17	6,171
Lessors of Other Real Estate Property	13	4,249
Real Estate Property Managers	11	2,575
All Other Real Estate Rental and Leasing	38	5,656
Total	1,281	$273,820

The Company’s primary business activity is with customers located within its local market area.  Although the Company has a diversified loan portfolio, loans outstanding to individuals and businesses are dependent upon the local economic conditions in its immediate market area.  At June 30, 2020, the Company’s largest commercial loan concentrations are to the lessors of residential properties and the lessors of nonresidential properties representing 33.0% and 22.9% of the commercial loan portfolio, respectively.  The construction portfolio is very well diversified with no exposure in any NAICS above $5.8 million. Additionally, the Bank had approximately $15.5 million in hotel and motel loans and $7.3 million in restaurant loans at June 30, 2020. Included in the hotel and motel and restaurant loans were $153,000 and $2.8 million of PPP loans, respectively.

The Coronavirus Aid Relief and Economic Security Act, (the ”CARES Act”), was signed into law on March 27, 2020, and provided over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic. The CARES act authorized the SBA to temporarily guarantee PPP loans under a new 7(a) loan program. As a qualified SBA lender, the Company was automatically authorized to originate PPP loans. As of June 30, 2020, the Company had received approval from the SBA for 399 PPP loans totaling $41.8 million which generated $1.6 million in fees to be recognized over the life of the loans.  The Company continues to make these loans available to customers and noncustomers.

An eligible business can apply for a PPP loan up to the greater of: (1) 2.5 times its average monthly “payroll costs;” or (2) $10.0 million. PPP loans have: (a) an interest rate of 1.0%, (b) a five-year loan term to maturity for loans made on or after

STANDARD AVB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
June 30, 2020

June 5, 2020 (loans made prior to June 5, 2020 have a two-year term, however borrowers and lenders may mutually agree to extend the maturity for such loans to five years); and (c) principal and interest payments deferred for six months from the date of disbursement.  The SBA will guarantee 100% of the PPP loans made to eligible borrowers.  The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and 60% of the loan proceeds are used for payroll expenses, with the remaining 40% of the loan proceeds used for other qualifying expenses.

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

Consistent with accounting and regulatory guidance, the Company recognizes a TDR when a borrower is experiencing financial difficulties and the Bank, for economic or legal reasons related to a borrower's financial difficulties, grants a concession to the borrower that would not normally be considered.  Regardless of the form of concession granted, the Company's objective in offering a TDR is to increase the probability of repayment of the borrower's loan.  The Company did not modify any loans as TDR’s during the three or six month periods ended June 30, 2020 or June 30, 2019.  As of June 30, 2020, all TDR’s were performing in accordance with their modified terms and are included in the impaired loan table below.

STANDARD AVB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
June 30, 2020

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary at June 30, 2020 and December 31, 2019 (dollars in thousands):

			Impaired Loans
	Impaired Loans With		Without
	Allowance		Allowance	Total Impaired Loans
	Recorded	Related	Recorded	Recorded	Unpaid Principal
	Investment	Allowance	Investment	Investment	Balance
June 30, 2020:
Commercial real estate and construction	$—	$—	$3,082	$3,082	$3,082
Commercial business	—	—	610	610	610
Total impaired loans	$—	$—	$3,692	$3,692	$3,692

December 31, 2019:
Commercial real estate and construction	$—	$—	$835	$835	$835
Commercial business	—	—	607	607	607
Total impaired loans	$—	$—	$1,442	$1,442	$1,442

The following table presents the average recorded investment in impaired loans and related interest income recognized for the three and six months ended June 30, 2020 and June 30, 2019 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Average investment in impaired loans:
Commercial real estate and construction	$2,651	$—	$2,045	$—
Commercial business	607	—	607	—
	$3,258	$—	$2,652	$—
Interest income recognized on impaired loans	$40	$—	$93	$—

The Company has elected to follow the loan modification guidance under Section 4013 of the CARES Act with regard to COVID-19 modifications made between March 1, 2020 and the earlier of either December 31, 2020 or the 60th day after the end of the COVID-19 national emergency. Under that guidance, any short-term loan modification that is done as a result of COVID-19 for a loan that was current prior to any relief, will not be categorized as a TDR. A modification of six months or less is considered to be a short-term loan modification. The interagency guidance defines current as a loan that is less than 30 days past due on the contractual payments at the time of modification. The Company has developed loan payment deferral programs to provide assistance to both individuals and small business clients directly impacted by the COVID-19 pandemic that will initially defer payments for up to 90 days.  As of June 30, 2020, the Bank had 414 commercial loans totaling $133.3 million and 187 consumer loans totaling $25.3 million that had been modified as a result of COVID-19.  All of these loans were initially provided a deferral period of 90 days. Upon request from the customer, the Bank may approve an additional 90 day deferral period.

STANDARD AVB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
June 30, 2020

The following table provides additional information with respect to the modified loans in the Company’s loan portfolio at June 30, 2020 (dollars in thousands):

			Weighted Average
Type of Loan	Number of Loans	Balance	Interest Rate
One-to-four family and residential and construction	99	$19,186	4.05%
Commercial real estate and construction	369	123,674	4.77%
Home equity loans and lines of credit	87	6,059	3.35%
Commercial business	45	9,593	4.32%
Other loans	1	10	2.60%
Total	601	$158,522	4.60%

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

STANDARD AVB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
June 30, 2020

The following table presents the classes of the loan portfolio summarized by the aggregate Pass rating and the criticized categories of Special Mention, Substandard and Doubtful within the Company’s internal risk rating system as of June 30, 2020 and December 31, 2019 (dollars in thousands):

		Special
	Pass	Mention	Substandard	Doubtful	Total
June 30, 2020:
Real estate loans:
One-to-four-family residential and construction	$210,367	$—	$2,080	$—	$212,447
Commercial real estate and construction	339,743	1,141	2,601	—	343,485
Home equity loans and lines of credit	103,421	59	219	—	103,699
Commercial business loans	87,852	1,049	74	—	88,975
Other loans	539	—	2	—	541
Total	$741,922	$2,249	$4,976	$—	$749,147

December 31, 2019:
Real estate loans:
One-to-four-family residential and construction	$232,354	$—	$2,067	$—	$234,421
Commercial real estate and construction	320,988	2,544	311	—	323,843
Home equity loans and lines of credit	111,165	62	272	—	111,499
Commercial business loans	46,636	818	60	—	47,514
Other loans	564	—	6	—	570
Total	$711,707	$3,424	$2,716	$—	$717,847

STANDARD AVB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
June 30, 2020

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due based on the loans’ contractual due dates. Management considers nonperforming loans to be those loans that are past due 90 days or more and are still accruing as well as all nonaccrual loans. At June 30, 2020, there were 31 loans on non-accrual status that were less than 90 days past due totaling $1.3 million. There were no loans on non-accrual status that were less than 90 days past due at December 31, 2019.  The following table presents the segments of the loan portfolio summarized by the past due status of the loans still accruing and nonaccrual loans as of June 30, 2020 and December 31, 2019 (dollars in thousands):

		30‑59 Days	60‑89 Days		90 Days Past	Total
	Current	Past Due	Past Due	Non-Accrual	Due & Accruing	Loans
June 30, 2020:
Real estate loans:
One-to-four-family residential and construction	$210,243	$10	$114	$2,080	$—	$212,447
Commercial real estate and construction	342,129	—	125	1,231	—	343,485
Home equity loans and lines of credit	103,398	59	23	219	—	103,699
Commercial business loans	88,901	—	—	74	—	88,975
Other loans	537	—	2	2	—	541
Total	$745,208	$69	$264	$3,606	$—	$749,147

December 31, 2019:
Real estate loans:
One-to-four-family residential and construction	$230,952	$1,021	$381	$2,067	$—	$234,421
Commercial real estate and construction	322,922	610	—	311	—	323,843
Home equity loans and lines of credit	110,634	591	2	272	—	111,499
Commercial business loans	47,420	34	—	60	—	47,514
Other loans	564	—	—	6	—	570
Total	$712,492	$2,256	$383	$2,716	$—	$717,847

An allowance for loan losses (“ALL”) is maintained to absorb losses from the loan portfolio. The loan portfolio for the purposes of the ALL excludes all merger related loans as well as PPP loans which are guaranteed by the SBA. The ALL is based on management’s continuing evaluation of the risk characteristics and credit quality of the loan portfolio, assessment of current economic conditions, diversification and size of the portfolio, adequacy of collateral, past and anticipated loss experience, and the amount of non-performing loans.

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
June 30, 2020

and non-accrual loans; trends in volumes and terms of loans; effects of changes in lending policies; experience, depth and ability of management; and concentrations of credit from a loan type, industry and/or geographic standpoint.

During the current quarter, Management added a new qualitative factor to address several risks that could potentially impact customers credit worthiness as we move forward through the COVID-19 pandemic. Additionally, Management identified the hotel sector as an area where additional reserves were needed. Both the addition of the new qualitative factor and the identification of the hotel sector had a significant impact on the provision both the three and six month periods.

Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the ALL. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the ALL. Management utilizes an internally developed methodology to track and apply the various components of the allowance. During the three months ended June 30, 2020, there was a decrease in the provision for the one-to four family residential and construction loan class primarily due to decreases in qualitiative factors partially offset by an increase due to the addition of the new qualitative factor for the COVID-19 pandemic. During the six months ended June 30, 2020, there was an increase in the provision for the one-to-four family residential and construction loan class primarily due to an increase in several qualitative factors as a result of the COVID-19 pandemic offset by decreases in the qualitative factors related to changes in lending policies and the experience, depth and ability of management. During both the three and six months ended June 30, 2020, there was (1) an increase in the provision for the commercial real estate and construction loan class primarily due to an increase in several qualitative factors as a result of the COVID-19 pandemic as well as additional reserves required for the hotel sector partially offset by decreases in the qualitative factors related to changes in lending policies and the experience, depth and ability of management; (2) a decrease in the provision for home equity loans and lines of credit loan class primarily due to decreases in the qualitative factors related to changes in loan balances, lending policies and the experience, depth and ability of management partially offset by increases in several qualitative factors as a result of the COVID-19 pandemic as well as charge-offs incurred during the six month period; and (3) a decrease in the provision for the commercial business loan class due to decreases in the qualitative factors related to changes in loan balances, lending policies and the experience, depth and ability of management partially offset by increases in several qualitative factors as a result of the COVID-19 pandemic as well as charge-offs incurred during both the three and six month periods.

STANDARD AVB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
June 30, 2020

The following tables summarize the activity in the primary segments of the ALL for the three and six months ended June 30, 2020 and June 30, 2019 as well as the allowance required for loans individually and collectively evaluated for impairment as of June 30, 2020 and December 31, 2019 (dollars in thousands):

	Real Estate Loans
	One-to-four-	Commercial	Home
	family	Real Estate	Equity Loans
	Residential and	and	and Lines	Commercial	Other
	Construction	Construction	of Credit	Business	Loans	Total
Three Months Ended :
Balance March 31, 2020	$1,369	$3,109	$354	$547	$4	$5,383
Charge-offs	(23)	—	—	(13)	—	(36)
Recoveries	1	—	—	—	—	1
Provision	(401)	2,204	(76)	(107)	—	1,620
Balance June 30, 2020	$946	$5,313	$278	$427	$4	$6,968

Balance March 31, 2019	$860	$2,754	$298	$461	$2	$4,375
Charge-offs	—	—	(59)	—	(5)	(64)
Recoveries	—	—	2	—	—	2
Provision	(9)	82	54	49	5	181
Balance at June 30, 2019	$851	$2,836	$295	$510	$2	$4,494

Six Months Ended :
Balance December 31, 2019	$721	$3,313	$310	$534	$4	$4,882
Charge-offs	(23)	—	(13)	(51)	(2)	(89)
Recoveries	3	1	—	1	—	5
Provision	245	1,999	(19)	(57)	2	2,170
Balance June 30, 2020	$946	$5,313	$278	$427	$4	$6,968

Balance at December 31, 2018	$1,051	$2,761	$312	$286	$4	$4,414
Charge-offs	—	(121)	(59)	—	(33)	(213)
Recoveries	—	—	3	—	—	3
Provision	(200)	196	39	224	31	290
Balance at June 30, 2019	$851	$2,836	$295	$510	$2	$4,494

	Real Estate Loans
	One-to-four-	Commercial	Home
	family	Real Estate	Equity Loans
	Residential and	and	and Lines	Commercial	Other
	Construction	Construction	of Credit	Business	Loans	Total
Evaluated for Impairment:
Collectively	$946	$5,313	$278	$427	$4	$6,968
Individually	—	—	—	—	—	—
Balance at June 30, 2020	$946	$5,313	$278	$427	$4	$6,968

Evaluated for Impairment:
Collectively	$721	$3,313	$310	$534	$4	$4,882
Individually	—	—	—	—	—	—
Balance at December 31, 2019	$721	$3,313	$310	$534	$4	$4,882

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
June 30, 2020

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

(9) Foreclosed Assets Held For Sale

Foreclosed assets acquired in the settlement of loans are carried at fair value less estimated costs to sell and are included in foreclosed real estate on the Consolidated Statements of Financial Condition. As of June 30, 2020, and December 31, 2019, foreclosed real estate totaled $586,000 and $404,000, respectively. As of June 30, 2020, included within the foreclosed assets totaling $586,000 were five residential properties and one commercial real estate property.

The Company had initiated formal foreclosure procedures totaling $818,000 in one-to-four family residential loans, $64,000 in commercial real estate loans, and $75,000 in home equity loans. However, in response to the COVID-19 pandemic, the Company halted all foreclosure actions as of March 18, 2020.

(10) Stock Based Compensation

The Company currently has two stock plans that allow for the issuance of stock based compensation, the Allegheny Valley Bancorp, Inc. 2011 Stock Incentive Plan (the “2011 Plan”) and the Standard Financial Corp. 2012 Equity Incentive Plan (the “2012 Plan”). On February 5, 2020, 3,058 shares of restricted stock were awarded to directors out of the 2011 Plan.  The awards vest on December 31, 2020 and the related compensation expense is being recognized using the straight line method over the 11 month vesting period.  On March 10, 2020, 3,295 shares of restricted stock were awarded to employees out of the 2011 Plan.  The awards become 1/3 vested annually on the grant date for each of the next 3 years and the related compensation expense is being recognized using the straight line method over the vesting period.  On February 26, 2019, 1,820 shares of restricted stock were awarded to directors out of the 2011 Plan.  The awards vested quarterly through December 31, 2019 and the related compensation expense was recognized using the straight line method over the 11 month vesting period. On March 12, 2019, 2,727 shares of restricted stock were awarded to employees out of the 2011 Plan.  The awards vest over 34 months and the related compensation expense is being recognized using the straight line method over the vesting period.  At June 30, 2020, there were 66,235 and 101,144 shares available to be issued under the 2011 Plan and the 2012 Plan, respectively.

The following table summarizes transactions regarding restricted stock under the Plans:

		Weighted
		Average
	Number of	Grant Date
	Restricted	Price Per
	Shares	Share
Non-vested shares at December 31, 2019	1,944	$28.90
Granted	6,353	28.25
Vested	—	—
Forfeited	—	—
Non-vested shares at June 30, 2020	8,297	$28.40

For the three and six months ended June 30, 2020, there was $41,000 and $68,000 of compensation expense recorded on restricted stock grants.  For the three and six months ended June 30, 2019, there was $23,000 and $36,000 of compensation expense recorded on restricted stock grants. As of June 30, 2020, there was $170,000 of unrecognized compensation expense that will be recognized over the remaining vesting periods.

STANDARD AVB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
June 30, 2020

The following table summarizes transactions regarding the stock options under the Plans:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Options	Price	Contractual Term
Outstanding at December 31, 2019	247,781	$17.07	2.47
Granted	—	—
Exercised	(14,442)	17.90
Forfeited	—	—
Outstanding at June 30, 2020	233,339	$17.02	2.10
Exercisable at June 30, 2020	233,339	$17.02

For both the three and six months ended June 30, 2020 and June 30, 2019, there was no compensation expense related to stock options. As of June 30, 2020, all outstanding stock options were fully vested and there was no unrecognized compensation expense.

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

Compensation expense is equal to the fair value of the shares committed to be released and unallocated ESOP shares are excluded from outstanding shares for purposes of computing earnings per share. Compensation expense related to the ESOP of $84,000 and $100,000 was recognized during the three months ended June 30, 2020 and 2019, respectively. Compensation expense related to the ESOP of $184,000 and $208,000 was recognized during the six months ended June 30, 2020 and 2019, respectively. Dividends on unallocated shares are not treated as ordinary dividends but are instead used to repay the ESOP loan and recorded as compensation expense.

As of June 30, 2020, the ESOP held a total of 253,547 shares of the Company’s stock. Of the 253,547 shares, there were 144,548 unallocated as of June 30, 2020 with a fair market value of $3.4 million.

(12) Pension Information

The Company sponsors a pension plan which is a noncontributory defined benefit retirement plan. Effective August 1, 2005, the annual benefit provided to employees under this defined benefit pension plan was frozen by the Bank. Freezing the plan eliminated all future benefit accruals; however, the accrued benefit as of August 1, 2005 remained.

STANDARD AVB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
June 30, 2020

The net periodic pension (benefit) cost for the three and six months ended June 30, 2020 and June 30, 2019 was as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Interest Cost	$25	$31	$50	$62
Expected return on plan assets	(32)	(32)	(64)	(64)
Amortization of net loss	2	2	5	4
Net periodic pension (benefit) cost	$(5)	$1	$(9)	$2

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
June 30, 2020

Company’s third-party pricing service, fair value may be estimated by the use of secondary pricing services or through the use of non-binding third-party broker quotes.

On a quarterly basis, management reviews the pricing information received from the Company’s third-party pricing service. This review process includes a comparison to non-binding third-party broker quotes, as well as a review of market-related conditions impacting the information provided by the Company’s third-party pricing service. Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume or frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs. As of June 30, 2020 and December 31, 2019, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets. On a quarterly basis, management also reviews a sample of securities priced by the Company’s third-party pricing service to review significant assumptions and valuation methodologies used. Based on this review, management determines whether the current placement of the security in the fair value hierarchy is appropriate or whether transfers may be warranted.

The following table presents the assets measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 by level within the fair value hierarchy (dollars in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2020:
Investment securities available for sale:
U.S. government and agency obligations	$—	$3,002	$—	$3,002
Corporate bonds	—	5,218	—	5,218
Municipal obligations	—	68,350	—	68,350
Total investment securities available for sale	—	76,570	—	76,570
Equity securities	2,165	—	—	2,165
Mortgage-backed securities available for sale	—	88,987	—	88,987
Total recurring fair value measurements	$2,165	$165,557	$—	$167,722

December 31, 2019:
Investment securities available for sale:
U.S. government and agency obligations	$—	$8,489	$—	$8,489
Corporate bonds	—	2,579	—	2,579
Municipal obligations	—	58,816	—	58,816
Total investment securities available for sale	—	69,884	—	69,884
Equity securities	2,955	—	—	2,955
Mortgage-backed securities available for sale	—	91,478	—	91,478
Total recurring fair value measurements	$2,955	$161,362	$—	$164,317

STANDARD AVB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
June 30, 2020

Assets Measured at Fair Value on a Nonrecurring Basis

The following table presents the assets measured at fair value on a nonrecurring basis as of June 30, 2020 and December 31, 2019 by level within the fair value hierarchy (dollars in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2020:
Foreclosed real estate	$—	$—	$586	$586
Total nonrecurring fair value measurements	$—	$—	$586	$586

December 31, 2019:
Foreclosed real estate	$—	$—	$404	$404
Total nonrecurring fair value measurements	$—	$—	$404	$404

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Company uses Level 3 inputs to determine fair value (dollars in thousands):

			Quantitative Information about Level 3 Fair Value Measurements
	June 30,	December 31,	Valuation	Unobservable
	2020	2019	Techniques	Input	Range
Foreclosed real estate	$586	$404	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 30%
			Liquidation expenses (2)
(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

The following table presents the carrying value, estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments not required to be carried at fair value as of June 30, 2020 and December 31, 2019 (dollars in thousands):

	Carrying	Estimated
	Value	Fair Value	Level 1	Level 2	Level 3
June 30, 2020:
Financial Instruments - Assets:
Loans receivable (1)	$742,179	$750,957	$—	$—	$750,957

Financial Instruments - Liabilities:
Demand and savings accounts (1)	$562,435	$562,435	$562,435	$—	$—
Time deposits (1)	228,640	234,896	—	—	234,896
Long-term borrowings (1)	108,002	111,590	—	—	111,590

December 31, 2019:
Financial Instruments - Assets:
Loans receivable (1)	$712,965	$721,197	$—	$—	$721,197

Financial Instruments - Liabilities:
Demand and savings accounts (1)	$489,292	$489,292	$489,292	$—	$—
Time deposits (1)	245,114	247,456	—	—	247,456
Long-term borrowings (1)	99,098	100,032	—	—	100,032
(1)	The financial instrument is carried at amortized cost.

STANDARD AVB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
June 30, 2020

The carrying amounts for cash and cash equivalents, certificates of deposit, FHLB and other restricted stock, BOLI, accrued interest receivable and payable and securities sold under agreements to repurchase approximate fair value and are considered Level 1.

(14) Accumulated Other Comprehensive Income

The following tables present the significant amounts reclassified out of accumulated other comprehensive income (loss) and the changes in accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2020 and June 30, 2019 (dollars in thousands):

	Unrealized Gains	Unrecognized
	on Available for Sale	Pension
	Securities	Costs	Total
Balance as of March 31, 2020	$1,011	$(242)	$769
Other comprehensive income before reclassification	1,727	—	1,727
Amount reclassified from accumulated other comprehensive income	—	2	2
Total other comprehensive income	1,727	2	1,729
Balance as of June 30, 2020	$2,738	$(240)	$2,498

Balance as of December 31, 2019	$1,386	$(244)	$1,142
Other comprehensive income before reclassification	1,352	—	1,352
Amount reclassified from accumulated other comprehensive income	—	4	4
Total other comprehensive income	1,352	4	1,356
Balance as of June 30, 2020	$2,738	$(240)	$2,498

	Amount Reclassified
	from Accumulated	Affected Line on
	Other Comprehensive	the Consolidated
	Income (Loss)	Statements of Income
Three Months Ended June 30, 2020:
Amortization of defined benefit items: Actuarial loss	$2	Other operating expenses
	—	Income tax expense
	$2	Net of tax
Total reclassification for the period	$2	Net income

Six Months Ended June 30, 2020:
Amortization of defined benefit items: Actuarial loss	$5	Other operating expenses
	(1)	Income tax expense
	$4	Net of tax
Total reclassification for the period	$4	Net income

STANDARD AVB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
June 30, 2020

	Unrealized Gains (Losses)	Unrecognized
	on Available for Sale	Pension
	Securities	Costs	Total
Balance as of March 31, 2019	$(121)	$(239)	$(360)
Other comprehensive income before reclassification	1,622	—	1,622
Amount reclassified from accumulated other comprehensive loss	(5)	2	(3)
Total other comprehensive income	1,617	2	1,619
Balance as of June 30, 2019	$1,496	$(237)	$1,259

Balance as of December 31, 2018	$(1,103)	$(241)	$(1,344)
Other comprehensive income before reclassification	2,598	—	2,598
Amount reclassified from accumulated other comprehensive income	1	4	5
Total other comprehensive income	2,599	4	2,603
Balance as of June 30, 2019	$1,496	$(237)	$1,259

	Amount Reclassified
	from Accumulated	Affected Line on
	Other Comprehensive	the Consolidated
	Income (Loss)	Statements of Income
Three Months Ended June 30, 2019:
Unrealized gains on available for sale securities	$(6)	Net gain on sales of securities
	1	Income tax expense
	$(5)	Net of tax

Amortization of defined benefit items: Actuarial loss	$2	Other operating expenses
	—	Income tax expense
	$2	Net of tax
Total reclassification for the period	$(3)	Net income

Six Months Ended June 30, 2019:
Unrealized losses on available for sale securities	$1	Net loss on sales of securities
	—	Income tax expense
	$1	Net of tax

Amortization of defined benefit items: Actuarial loss	$5	Other operating expenses
	(1)	Income tax expense
	$4	Net of tax
Total reclassification for the period	$5	Net income

STANDARD AVB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
June 30, 2020

(15) Revenue Recognition

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended June 30, 2020 and June 30, 2019 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Noninterest income
In scope of Topic 606:
Service charges	$748	$697	$1,462	$1,369
Investment management fees	129	167	349	369
Noninterest income (in-scope of Topic 606)	877	864	1,811	1,738
Noninterest income (out-of-scope of Topic 606)	458	229	59	493
Total noninterest income	$1,335	$1,093	$1,870	$2,231

(16) Goodwill and Other Intangibles

The Company has recorded goodwill associated with mergers totaling $25.8 million. Goodwill is not amortized, but is periodically evaluated for impairment. The Company did not recognize any impairment during either of the three or six months ended June 30, 2020 or June 30, 2019.

Identifiable intangibles are amortized to their estimated residual values over the expected useful lives of such assets. The balance of the core deposit intangible at June 30, 2020 was $1.6 million net of $2.5 million of accumulated amortization as of that date.

As of June 30, 2020, the estimated future amortization expense for the core deposit intangible was (dollars in thousands):

2020	$217
2021	353
2022	326
2023	326
2024	325
2025	81
$1,628

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides further detail on the financial condition and results of operations of the Company. This section should be read in conjunction with the Notes to Consolidated Financial Statements (Unaudited) presented elsewhere in this Quarterly Report on Form 10-Q.

The Company’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of June 30, 2020 have remained unchanged from the disclosures presented in the Company’s audited financial statements for the year ended December 31, 2019 contained in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 16, 2020.

Standard AVB Financial Corp. is a Maryland corporation that provides a wide array of retail and commercial financial products and services to individuals, families and businesses through 17 banking offices located in the Pennsylvania counties of Allegheny, Westmoreland and Bedford and Allegany County, Maryland through its wholly-owned subsidiary Standard Bank.

Comparison of Financial Condition at June 30, 2020 and December 31, 2019

General. The Company’s total assets as of June 30, 2020 increased $77.0 million, or 7.8%, to $1.1 billion, from $984.4 million at December 31, 2019. The increase in total assets included increases in cash and cash equivalents of $42.0 million, or 129.5%, investment securities of $6.7 million, or 9.6%, and net loans receivable of $29.2 million, or 4.1%, for the six months ended June 30, 2020.

Cash and Cash Equivalents. Cash and cash equivalents increased $42.0 million, or 129.5%, to $74.4 million at June 30, 2020 from $32.4 million at December 31, 2019. The increase in cash and cash equivalents was primarily the result of a $56.7 million, or 7.7%, increase in deposits during the period.

Investment Securities. Investment securities available for sale increased $6.7 million, or 9.6%, to $76.6 million at June 30, 2020 from $69.9 million at December 31, 2019. Purchases of investment securities totaled $19.1 million partially offset by calls of $12.8 million due to the interest rate environment during the six months ended June 30, 2020. Additionally, there was a $355,000 increase in the unrealized gain on investment securities during the period. The increase in the unrealized gain was primarily the result of fluctuations in the fair market values of the municipal bond portfolio.  There were no potential credit concerns identified as of June 30, 2020. There were no sales of investment securities during the six months ended June 30, 2020.

Equity Securities. Equity securities available for sale were $2.2 million and $3.0 million at June 30, 2020 and December 31, 2019, respectively. The decrease of $790,000 was a result of changes in the market prices of the community bank stocks held in the investment portfolio due to the current economic environment. There were no purchases or sales of equity securities during the six months ended June 30, 2020.

Mortgage-Backed Securities. The Company’s mortgage-backed securities available for sale decreased $2.5 million, or 2.7%, to $89.0 million at June 30, 2020 from $91.5 million at December 31, 2019. Purchases of mortgage-backed securities totaling $11.7 million and a $1.4 million increase in the unrealized gain on mortgage-backed securities during the six months ended June 30, 2020 were offset by repayments of $15.1 million during the period.  There were no sales of mortgage-backed securities during the six months ended June 30, 2020.

Loans. At June 30, 2020, net loans were $742.2 million, or 70.0% of total assets, compared to $713.0 million, or 72.4% of total assets at December 31, 2019. The $29.2 million, or 4.1%, increase in loans receivable was due in large part to the $41.0 million in SBA PPP loans that were booked in the second quarter partially offset by prepayments and residential loan sales.  Commercial real estate and construction loans and commercial business loans increased $19.6 million or 6.1%, and $41.5 million or 87.3%, respectively.  These increases were partially offset by decreases in one-to-four family residential and construction loans, home equity loans and lines of credit, and other loans of $22.0 million or 9.4%, $7.8 million or 7.0%, and $29,000 or 5.1%, respectively.

Deposits. The Company accepts deposits primarily from the areas in which the Bank’s offices are located. The Company has consistently focused on building broader customer relationships and targeting small business customers to increase core deposits. The Company also relies on customer service to attract and retain deposits. The Company offers a variety of deposit accounts with a range of interest rates and terms. Deposit accounts consist of savings accounts, time deposits, money market accounts, commercial and consumer checking accounts and individual retirement accounts. Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market interest rates, liquidity requirements and deposit growth goals.

Deposits increased $56.7 million, or 7.7%, to $791.1 million at June 30, 2020 from $734.4 million at December 31, 2019 primarily due to PPP loan proceeds deposited into customer accounts but not yet drawn. Non-interest-bearing checking accounts, interest-bearing checking accounts, savings accounts, and money market accounts increased $34.6 million or 27.2%, $15.4 million or 13.8%, $14.0 million or 9.7%, and $9.1 million or 8.6%, respectively. These increases were partially offset by a decrease in time deposit accounts of $16.5 million, or 6.7%, during the six months ended June 30, 2020.

Borrowings. Borrowed funds, which includes short and long-term borrowings and securities sold under agreements to repurchase, increased by $13.0 million, or 12.7%, to $115.9 million at June 30, 2020 from $102.8 million at December 31, 2019. The increase was primarily due to an $8.9 million, or 9.0% increase in long-term borrowings resulting from new FHLB advances entered into during the period totaling $25.0 million partially offset by $7.1 million in maturities and an additional $8.9 million in principal repayments. Financing lease liabilities, which are also included in long-term borrowings, were $3.1 million at both June 30, 2020 and December 31, 2019. Securities sold under agreements to repurchase increased by $4.1 million or 110.4%, to $7.9 million during the six months ended June 30, 2020 from $3.7 million at December 31, 2019. There were no short-term borrowings at either June 30, 2020 or December 31, 2019.

Stockholders’ Equity. Stockholders’ equity increased $879,000, or 0.6%, to $142.7 million at June 30, 2020 from $141.8 million at December 31, 2019. The increase was a result of net income of $2.2 million earned during the six months ended June 30, 2020 and a $1.3 million increase in accumulated other comprehensive income related to changes in the fair value of available for sale debt securities during the period. Those increases were partially offset by $2.0 million in dividends paid during the period. Additionally, in accordance with the Company’s stock repurchase program, 43,700 shares of the Company’s outstanding stock were repurchased during the period for $1.0 million. On March 19, 2020, the Company temporarily suspended its stock repurchase plan.

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

	For the Three Months Ended June 30,
	2020			2019
	Average			Average
	Outstanding			Outstanding
	Balance	Interest	Yield/ Rate	Balance	Interest	Yield/ Rate
Interest-earning assets:
Loans	$743,666	$7,679	4.10%	$733,839	$8,171	4.42%
Investment and mortgage-backed securities	154,742	900	2.33%	161,433	1,077	2.67%
FHLB and other restricted stock	8,204	91	4.45%	7,532	155	8.25%
Interest-earning deposits	59,589	14	0.09%	16,958	98	2.31%
Total interest-earning assets	966,201	8,684	3.57%	919,762	9,501	4.10%
Noninterest-earning assets	70,597			64,720
Total assets	$1,036,798			$984,482
Interest-bearing liabilities:
Savings accounts	$139,523	43	0.12%	$132,449	56	0.17%
Time deposits	232,287	1,182	2.04%	247,366	1,311	2.13%
Money market accounts	125,482	57	0.18%	119,340	353	1.19%
Demand and NOW accounts	120,954	37	0.12%	105,412	71	0.27%
Total interest-bearing deposits	618,246	1,319	0.86%	604,567	1,791	1.19%
Borrowings	110,064	556	2.02%	101,109	543	2.11%
Securities sold under agreements to repurchase	6,444	3	0.19%	3,666	4	0.44%
Total interest-bearing liabilities	734,754	1,878	1.02%	709,342	2,338	1.32%
Noninterest-bearing deposits	155,522			131,898
Noninterest-bearing liabilities	4,205			3,003
Total liabilities	894,481			844,243
Stockholders' equity	142,317			140,239
Total liabilities and stockholders' equity	$1,036,798			$984,482

Net interest income		$6,806			$7,163
Net interest rate spread (1)			2.55%			2.78%
Net interest-earning assets (2)	$231,447			$210,420
Net interest margin (3)			2.83%			3.12%
Average interest-earning assets to interest-bearing liabilities	131.50%			129.66%
(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Six Months Ended June 30,
	2020			2019
	Average			Average
	Outstanding			Outstanding
	Balance	Interest	Yield/ Rate	Balance	Interest	Yield/ Rate
Interest-earning assets:
Loans	$728,067	$15,492	4.23%	$732,567	$16,187	4.41%
Investment and mortgage-backed securities	157,118	1,892	2.41%	156,321	2,119	2.71%
FHLB and other restricted stock	7,891	234	5.96%	7,691	329	8.61%
Interest-earning deposits	43,695	102	0.47%	14,594	178	2.47%
Total interest-earning assets	936,771	17,720	3.76%	911,173	18,813	4.12%
Noninterest-earning assets	69,399			65,599
Total assets	$1,006,170			$976,772
Interest-bearing liabilities:
Savings accounts	$141,918	95	0.14%	139,576	109	0.16%
Certificates of deposit	236,069	2,465	2.10%	247,110	2,556	2.08%
Money market accounts	114,676	323	0.56%	104,087	572	1.11%
Demand and NOW accounts	115,273	108	0.19%	104,105	147	0.28%
Total interest-bearing deposits	607,936	2,991	0.99%	594,878	3,384	1.15%
Borrowings	104,630	1,087	2.08%	103,131	1,107	2.15%
Securities sold under agreements to repurchase	5,212	7	0.27%	3,763	10	0.54%
Total interest-bearing liabilities	717,778	4,085	1.14%	701,772	4,501	1.29%
Noninterest-bearing deposits	142,370			132,457
Noninterest-bearing liabilities	3,895			3,112
Total liabilities	864,043			837,341
Stockholders' equity	142,127			139,431
Total liabilities and stockholders' equity	$1,006,170			$976,772

Net interest income		$13,635			$14,312
Net interest rate spread (1)			2.62%			2.83%
Net interest-earning assets (2)	$218,993			$209,401
Net interest margin (3)			2.92%			3.17%
Average interest-earning assets to interest-bearing liabilities	130.51%			129.84%
(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended June 30, 2020 and 2019

General. Net income for the quarter ended June 30, 2020 was $1.1 million compared to $2.1 million for the quarter ended June 30, 2019, a decrease of $961,000, or 45.8%. Earnings per share for the current period was $0.25 for basic and $0.25 for fully diluted compared to $0.45 for basic and $0.44 for fully diluted for the same period in 2019.

The Company’s annualized return on average assets (ROA) and annualized return on average equity (ROE) for the quarter ended June 30, 2020 were 0.44% and 3.20%, respectively, compared to 0.85% and 6.00%, respectively, for the quarter ended June 30, 2019.

Net Interest Income. Net interest income for the quarter ended June 30, 2020 was $6.8 million, a decrease of 5.0%, compared to $7.2 million for the quarter ended June 30, 2019. The decrease was primarily the result of a decrease in the yield on interest-earning assets partially offset by a decrease in the cost of interest-bearing liabilities and an increase in the balance of interest-earning deposits. The net interest rate spread and net interest margin were 2.55% and 2.83%, respectively, for the three months ended June 30, 2020, compared to 2.78% and 3.12%, respectively, for the three months ended June 30, 2019.

Interest and Dividend Income. Total interest and dividend income decreased $817,000, or 8.6%, to $8.7 million for the three months ended June 30, 2020 compared to $9.5 million for the three months ended June 30, 2019. The decrease was primarily the result of a 53 basis point decrease in the average yield on interest-earning assets to 3.57% for the three months ended June 30, 2020 from 4.10% for the same period in the prior year.

Interest income on loans decreased $492,000, or 6.0%, to $7.7 million for the three months ended June 30, 2020 compared to $8.2 million for the three months ended June 30, 2019. The decrease was primarily the result of a 32 basis point decrease in the average yield on loans receivable to 4.10% for the three months ended June 30, 2020 from 4.42% for the same period in the prior year.  The decrease in interest income resulting from the decrease in the average yield was partially offset by an increase in the average balance of loans receivable of $9.8 million, or 1.3%, to $743.7 million for the three months ended June 30, 2020 compared to the same period in the prior year.

Interest income on investment and mortgage-backed securities decreased $177,000, or 16.4%, to $900,000 for the three months ended June 30, 2020 compared to $1.1 million for the three months ended June 30, 2019. The decrease was primarily the result of a 34 basis point decrease in the average yield earned on investment and mortgage-backed securities to 2.33% for the quarter ended June 30, 2020 from 2.67% for the same period in the prior year.  Additionally, there was a decrease in the average balance of investment and mortgage-backed securities of $6.7 million, or 8.9%, to $154.7 million for the three months ended June 30, 2020 compared to the same period in the prior year.

Dividend income on FHLB and other restricted stock decreased $64,000, or 41.3%, to $91,000 for the three months ended June 30, 2020 compared to $155,000 for the three months ended June 30, 2019. The decrease primarily resulted from a decrease in the average yield to 4.45% for the three months ended June 30, 2020 from 8.25% for the same period in the prior year.  The FHLB decreased the dividend yield on both activity and membership stock as of the first quarter of 2020.  The true up that was required for the dividend received was booked in the second quarter of 2020.  The decrease in interest income resulting from the decrease in the average yield was partially offset by an increase in the average balance of FHLB stock and other restricted stock of $672,000, or 8.9%, to $8.2 million for the three months ended June 30, 2020 compared to the same period in the prior year.

Interest income on interest-earning deposits decreased $84,000, or 85.7%, to $14,000 for the three months ended June 30, 2020 compared to $98,000 for the three months ended June 30, 2019. The decrease was primarily the result of a 222 basis point decrease in the average yield on interest-earning deposits to 0.09% for the three months ended June 30, 2020 from 2.31% for the same period in the prior year as a result of lower short-term interest rates.  The decrease in interest income resulting from the decrease in the average yield was partially offset by an increase in the average balance of interest-earning deposits of $42.6 million, or 5.1%, to $59.6 million for the three months ended June 30, 2020 compared to the same period in the prior year.

Interest Expense. Total interest expense decreased $460,000, or 19.7%, to $1.9 million for the three months ended June 30, 2020 compared to $2.3 million for the three months ended June 30, 2019. The decrease was primarily the result of a 30 basis point decrease in the average cost of interest-bearing liabilities to 1.02% for the three months ended June 30, 2020 from 1.32% for the three months ended June 30, 2019 as a result of lower short-term interest rates.  The decrease in interest expense resulting from the decrease in the average cost of interest-bearing liabilities was partially offset by an increase in the average balance of interest-bearing deposits and an increase in the average balance of borrowings for the three months ended June 30, 2020 compared to the same period in the prior year.

Interest expense on deposits decreased $472,000, or 26.4%, to $1.3 million for the three months ended June 30, 2020 from $1.8 million for the three months ended June 30, 2019. The decrease was primarily the result of a 33 basis point decrease in the average cost of interest-bearing deposits to 0.86% for the three months ended June 30, 2020 from 1.19% for the same period in the prior year due to lower short-term interest rates.  The decrease in interest expense resulting from the decrease in the average cost of interest-bearing deposits was partially offset by an increase in the average balance of interest-bearing deposits of $13.7 million, or 2.3%, to $618.2 million for the three months ended June 30, 2020 compared to the same period in the prior year.

Interest expense on borrowed funds increased $12,000, or 2.2%, to $559,000 for the three months ended June 30, 2020 from $547,000 for the three months ended June 30, 2019. The increase was primarily the result of an increase in the average balance of borrowings and securities sold under agreements to repurchase of $11.7 million, or 11.2%, to $116.5 million for the three months ended June 30, 2020 compared to the same period in the prior year.  The increase in interest expense resulting from the increase in the average balance of borrowings was partially offset by a 17 basis point decrease in the average cost of borrowings to 1.92% for the three months ended June 30, 2020 from 2.09% for the same period in the prior year as a result of lower short-term interest rates.

Provision for Loan Losses. Provision for loan losses increased $1.4 million, or 795.0%, to $1.6 million for the three months ended June 30, 2020 compared to $181,000 for the three months ended June 30, 2019.  In management’s judgment, the allowance for loan losses is at a sufficient level that reflects the losses inherent in the loan portfolio relative to loan mix, economic conditions and historical loss experience.  The increased provision for loan losses for the quarter ended June 30, 2020 was impacted by the increasing concern over the pandemic’s impact on the local, regional and national economy as well as the hotel sector where it was determined necessary to build reserves.  See Footnote 8 in the Notes to Consolidated Financial Statements (Unaudited) for additional information.

Noninterest Income. Noninterest income increased $242,000, or 22.1%, to $1.3 million for the three months ended June 30, 2020 compared to $1.1 million for the three months ended June 30, 2019. The increase was primarily the result of a $334,000, or 695.8%, increase in loan sale gains and referral fees for the three months ended June 30, 2020 compared to the same period in the prior year. The increase in loan sale gains and referral fees was reflective of the Bank’s business strategy to continue to expand its product mix and capacity to sell residential loans in the secondary mortgage market.  The increase in noninterest income resulting from the increase in loan sale gains and referral fees was partially offset by a $124,000 change in net equity securities fair value adjustments from a gain of $8,000 for the three months ended June 30, 2019 to a loss of $116,000 for the three months ended June 30, 2020 related to fluctuations in the market prices of the equity securities held by the Company.

Noninterest Expenses. Noninterest expenses decreased $180,000, or 3.3%, to $5.2 million for the quarter ended June 30, 2020 compared to $5.4 million for the quarter ended June 30, 2019. The decrease was primarily the result of a $191,000, or 5.9%, decrease in compensation and employee benefits for the three months ended June 30, 2020 compared to the same period in the prior year primarily due to the deferral of compensation costs related to the origination of PPP loans during the 2020 period.

Income Tax Expense. The Company recorded a provision for income tax of $174,000 for the three months ended June 30, 2020 compared to $587,000 for the three months ended June 30, 2019. The decrease in income tax was primarily the result of a decrease in taxable income as well as a lower effective tax rate for the period. The effective tax rate was 13.3% for the three months ended June 30, 2020 compared to 21.9% for the three months ended June 30, 2019.

Comparison of Operating Results for the Six Months Ended June 30, 2020 and 2019

General. Net income for the six months ended June 30, 2020 was $2.2 million compared to $4.3 million for the six months ended June 30, 2019, a decrease of $2.1 million, or 47.3%. Earnings per share for the current period was $0.50 for basic and $0.49 for fully diluted compared to $0.92 for basic and $0.90 for fully diluted for the same period in 2019.

The Company’s annualized return on average assets (ROA) and return on average equity (ROE) for the six months ended June 30, 2020 were 0.45% and 3.17%, respectively, compared to 0.88% and 6.17%, respectively, for the same period in 2019.

Net Interest Income. Net interest income for the six months ended June 30, 2019 was $13.6 million, a decrease of 4.7%, compared to $14.3 million for the six months ended June 30, 2019. The decrease was primarily the result of a decrease in the yield on interest-earning assets partially offset by a decrease in the cost of interest-bearing liabilities and an increase in the balance of interest-earning deposits.  The net interest rate spread and net interest margin were 2.62% and 2.92%, respectively, for the six months ended June 30, 2020, compared to 2.83% and 3.17%, respectively, for the six months ended June 30, 2019.

Interest and Dividend Income. Total interest and dividend income decreased by $1.1 million, or 5.8%, to $17.7 million for the six months ended June 30, 2020 compared to $18.8 million for the six months ended June 30, 2019. The decrease was primarily the result of a 36 basis point decrease in the average yield on interest-earning assets to 3.76% for the six months ended June 30, 2020 from 4.12% for the same period in the prior year.

Interest income on loans decreased $695,000, or 4.3%, to $15.5 million for the six months ended June 30, 2020 compared to $16.2 million for the six months ended June 30, 2019. The decrease was primarily the result of an 18 basis point decrease in the average yield on loans receivable to 4.23% for the six months ended June 30, 2020 from 4.41% for the same period in the prior year.  Additionally, there was a decrease in the average balance of loans receivable of $4.5 million, or 0.6%, to $728.1 million for the six months ended June 30, 2020 compared to the same period in the prior year.

Interest income on investment and mortgage-backed securities decreased by $227,000, or 10.7%, to $1.9 million for the six months ended June 30, 2020 compared to $2.1 million for the six months ended June 30, 2019. The decrease was primarily the result of a 30 basis point decrease in the average yield earned on investment and mortgage-backed securities 2.41% for the six months ended June 30, 2020 from 2.71% for the same period in the prior year. The decrease in interest income resulting from the decrease in the average yield was partially offset by an increase in the average balance of investment and mortgage-backed securities of $797,000, or 0.5%, to $157.1 million for the six months ended June 30, 2020 compared to the same period in the prior year.

Interest income on FHLB stock and other restricted stock decreased $95,000, or 28.9%, to $234,000 for the six months ended June 30, 2020 compared to $329,000 for the six months ended June 30, 2019. The decrease was primarily the result of a decrease in the average yield to 5.96% for the six months ended June 30, 2020 from 8.61% for the same period in the prior year. The FHLB decreased the dividend yield on both activity and membership stock as of the first quarter of 2020.  The true up that was required for the dividend received was booked in the second quarter of 2020.  The decrease in interest income resulting from the decrease in the average yield was partially offset by an increase in the average balance of FHLB stock and other restricted stock of $200,000, or 2.6%, to $7.9 million for the six months ended June 30, 2020 compared to the same period in the prior year.

Interest income on interest-earning deposits decreased $76,000, or 42.7%, to $102,000 for the six months ended June 30, 2020 compared to $178,000 for the six months ended June 30, 2019. The decrease was primarily the result of a 200 basis point decrease in the average yield on interest-earning deposits to 0.47% for the six months ended June 30, 2020 from 2.47% for the same period in the prior year as a result of lower short-term interest rates.  The decrease in interest income resulting from the decrease in the average yield was partially offset by an increase in the average balance of interest-earning deposits of $29.1 million, or 199.4%, to $43.7 million for the six months ended June 30, 2020 compared to the same period in the prior year.

Interest Expense. Total interest expense decreased $416,000, or 9.2%, to $4.1 million for the six months ended June 30, 2020 from $4.5 million for the six months ended June 30, 2019. The decrease was primarily the result of a 15 basis point decrease in the average cost of interest-bearing liabilities to 1.14% from 1.29% for the same period in the prior year as a result of lower short-term interest rates for much of the six months ended June 30, 2020 compared to the prior year period. The decrease in interest expense resulting from the decrease in the average cost of interest-bearing liabilities was partially offset by an increase in the average balance of interest-bearing deposits and an increase in the average balance of borrowings for the six months ended June 30, 2020 compared to the same period in the prior year.

Interest expense on deposits decreased $393,000, or 11.6%, to $3.0 million for the six months ended June 30, 2020 from $3.4 million for the six months ended June 30, 2019. The decrease was primarily the result of a 16 basis point decrease in the cost of interest-bearing deposits to 0.99% due to lower short-term interest rates for much of the six months ended June 30, 2020 from 1.15% for the same period in the prior year. The decrease in interest expense resulting from the decrease in the average cost of interest-bearing deposits was partially offset by an increase in the average balance of interest-bearing deposits of $13.1 million, or 2.2%, to $607.9 million for the six months ended June 30, 2020 compared to the same period in the prior year.

Interest expense on borrowed funds was $1.1 million for both the six months ended June 30, 2020 and the six months ended June 30, 2019.  During the six months ended June 30, 2020, the increase in the average balance of borrowings and securities sold under agreements to repurchase of $2.9 million, or 2.8%, to $109.8 million was offset by a 10 basis point decrease in the average cost of borrowings to 1.99% from 2.09% for the same period in the prior year.  The decrease in the average cost of borrowed funds was primarily the result of new FHLB advances being entered into at rates lower than the average rate on existing borrowings as well as a maturity during the period.

Provision for Loan Losses. Provision for loan losses increased $1.9 million, or 648.2%, to $2.2 million for the six months ended June 30, 2020 compared to $290,000 for the six months ended June 30, 2019. In management’s judgment, the allowance for loan losses is at a sufficient level that reflects the losses inherent in the loan portfolio relative to loan mix, economic conditions and historical loss experience.  The increased provision for loan losses for the six months ended June 30, 2020 was impacted by the increasing concern over the pandemic’s impact on the local, regional and national economy as well as the hotel sector where it was determined necessary to build reserves.  See Footnote 8 in the Notes to Consolidated Financial Statements (Unaudited) for additional information.

Noninterest Income. Noninterest income decreased $361,000, or 16.2%, to $1.9 million for the six months ended June 30, 2020 compared to $2.2 million for the six months ended June 30, 2019. The decrease was primarily the result of a $825,000  change in net equity securities fair value adjustments from a gain of $35,000 for the six months ended June 30, 2019 to a loss of $790,000 for the six months ended June 30, 2020 related to fluctuations in the market prices of the equity securities.  The decrease in noninterest income resulting from the change in net equity securities fair value adjustments was partially offset by a $399,000, or 486.6% increase in loan sale gains and referral fees for the six months ended June 30, 2020 compared to the same period in the prior year.  The increase in loan sale gains and referral fees was reflective of the Bank’s business strategy to continue to expand its product mix and capacity to sell residential loans in the secondary mortgage market.

Noninterest Expenses. Noninterest expenses decreased $137,000, or 1.3%, to $10.7 million for the six months ended June 30, 2020 compared to $10.9 million for the six months ended June 30, 2019. The decrease was primarily the result of a decrease in federal deposit insurance expense and core deposit amortization of $114,000, or 83.8%, and $85,000, or 25.2%, respectively, partially offset by an increase in other operating expenses of $149,000, or 7.3%, during the six months ended June 30, 2020 compared to the same period in the prior year. The lower federal deposit insurance expense during the period was due to the application of small bank credits to the first and second quarter 2020 assessments.

Income Tax Expense. The Company recorded a provision for income tax of $368,000 for the six months ended June 30, 2020 compared to $1.1 million for the six months ended June 30, 2019. The decrease was primarily the result of a decrease in taxable income as well as a lower effective tax rate for the period.  The effective tax rate was 14.1% for the six months ended June 30, 2020 compared to 20.9% for the six months ended June 30, 2019.

Non-Performing and Problem Assets

The table below sets forth the amounts and categories of non-performing assets at the dates indicated (dollars in thousands).

	June 30,	December 31,
	2020	2019
Non-accrual loans:
One-to-four family residential and construction	$2,080	$2,067
Commercial real estate and construction	1,231	311
Home equity loans and lines of credit	219	272
Commercial business	74	60
Other	2	6
Total nonaccrual loans	3,606	2,716
Loans past due 90 days and still accruing	—	—
Total non-performing loans	3,606	2,716
Foreclosed real estate	586	404
Total non-performing assets	$4,192	$3,120

Ratios:
Non-accrual loans to total loans	0.48%	0.38%
Non-performing loans to total loans	0.48%	0.38%
Non-performing assets to total assets	0.39%	0.32%
Allowance for loan losses to non-performing loans	193.23%	179.75%

As of June 30, 2020 and December 31, 2019, there were two loans modified as TDRs.  Loans in the process of foreclosure totaled $957,000 at June 30, 2020.  In response to the COVID-19 pandemic, the Company halted all foreclosure actions as of March 18, 2020.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. The Company’s primary sources of funds consist of deposit inflows, loan repayments and sales, advances and short-term borrowings from the FHLB, repurchase agreements and maturities, principal repayments and sales of available-for-sale securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general market interest rates, economic conditions and competition. The Company’s Asset/Liability Management Committee, under the direction of the Chief Financial Officer, is responsible for establishing and monitoring liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the funding needs of the Company including borrowing needs and deposit withdrawals of the Bank’s customers as well as unanticipated contingencies. At June 30, 2020, the Company’s cash and cash equivalents amounted to $74.4 million. Management believes there are sufficient sources of liquidity to satisfy short- and long-term liquidity needs as of June 30, 2020.

Time deposits due within one year of June 30, 2020 totaled $104.6 million, or 13.2% of total deposits. If these deposits do not remain with the Bank, it may be required to seek other sources of funds, including loan and securities sales, repurchase agreements and FHLB advances and short-term borrowings. The Company believes, however, based on historical experience and current market interest rates, it will retain upon maturity a large portion of time deposits with maturities of one year or less.  The Company’s maximum borrowing capacity at the FHLB at June 30, 2020 was $404.4 million.

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

Stockholders’ equity increased $879,000, or 0.6%, to $142.7 million at June 30, 2020 from $141.8 million at December 31, 2019. The increase was a result of net income of $2.2 million earned during the six months ended June 30, 2020 and a $1.3 million increase in accumulated other comprehensive income related to changes in the fair value of available for sale debt securities during the period. Those increases were partially offset by $2.0 million in dividends paid during the period. Additionally, in accordance with the Company’s stock repurchase program, 43,700 shares of the Company’s outstanding stock were repurchased during the period for $1.0 million. On March 19, 2020, the Company temporarily suspended its stock repurchase plan.

Current regulatory requirements specify that the Bank and similar institutions must maintain regulatory capital sufficient to meet tier 1 leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios of at least 4.00%, 4.50%, 6.00% and 8.00%, respectively. At June 30, 2020, the Bank was in compliance with all regulatory capital requirements with ratios of 11.10%, 16.87%, 16.87% and 17.93%, respectively, and was considered “well capitalized” under regulatory guidelines.

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies have adopted a rule to establish for institutions with assets of less than $10 billion that meet other specified criteria a “community bank leverage ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) that such institutions may elect to utilize in lieu of the generally applicable leverage and risk-based capital requirements noted above. The federal banking agencies adopted 9% as the applicable ratio, however, in response to COVID-19, they reduced the ratio to 8% effective March 31, 2020. Institutions with capital meeting the specified requirements and electing to follow the alternative framework will be considered compliant with all applicable regulatory capital and leverage requirements, including the requirement to be “well capitalized.” The Bank did not utilize the community bank leverage ratio framework in its June 30, 2020 Call Report and maintains the right to opt-in or opt-out of the framework in any subsequent quarter.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, the Company routinely is a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans the Bank makes. At June 30, 2020, there were $128.5 million in loan commitments outstanding of which $68.6 million were for commercial loans and lines, $33.1 million were for one- to four-family and construction loans, and $26.8 million were for standby letters of credit and other commitments including consumer overdraft lines.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2020, an evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the President and Chief Executive Officer, and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2020, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15-d15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.           Legal Proceedings

At June 30, 2020, the Company was not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business. At June 30, 2020, the Company was not involved in any legal proceedings, the outcome of which management believes would be material to the Company’s financial condition or results of operations.

Item 1A.        Risk Factors

There have been no material changes in risk factors applicable to the Company from thoses disclosed under the heading “Risk Factors” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 16, 2020 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of common stock of the Company during the second quarter of 2020:

Maximum
			Total Number of	Number of
			Shares Purchased	Shares That May
			as Part of	Yet Be
			Publically	Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans or
Period	Shares Purchased	Paid Per Share	or Programs	Programs
April 1-30, 2020	—	$—	—	57,511	(1)
May 1-31, 2020	—	—	—	230,000	(2)
June 1-30, 2020	—	—	—	230,000	(2)
Totals	—	$—	—
(1)	On December 19, 2018, the Company announced that the Board of Directors authorized the repurchase of up to 240,000 shares, or approximately 5%, of the Company’s outstanding common stock. On March 19, 2020, the Company temporarily suspended its stock repurchase plan. This stock repurchase program expired on May 26, 2020 with 57,511 shares available for purchase.

(2)	On January 29, 2020, the Company announced that its Board of Directors approved a new stock repurchase program. Pursuant to the new stock repurchase program, the Company may repurchase up to 230,000 shares of its common stock, or approximately 5% of its current outstanding shares. The stock repurchase program may be carried out through open market purchases, block trades, negotiated private transactions or pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission rules. The stock may be repurchased on an ongoing basis and will be subject to the availability of stock, general market conditions, the trading prices of the stock, alternative uses for capital and the Company’s financial performance. On March 19, 2020, the Company temporarily suspended its stock repurchase plan. To date, no shares have been repurchased under this program.

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

101

The following materials for the three and six months ended June 30, 2020, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition, (ii) Statements of Income, (iii) Statements of Comprehensive Income, (iv) Statements of Changes in Stockholder’s Equity, (v) Statements of Cash Flows, and (vi) Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and continued in Exhibit 101)
(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K as filed with the Securities and Exchange Commission on August 24, 2017.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K as filed with the Securities and Exchange Commission on February 26, 2020.
(3)	Incorporated by reference to Exhibit 4 to the Company’s Annual Report on Form 10-K, as filed on April 2, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD AVB FINANCIAL CORP.

Date: August 10, 2020	/s/ Andrew W. Hasley
Andrew W. Hasley
President and Chief Executive Officer

Date: August 10, 2020	/s/ Susan A. Parente
Susan A. Parente
Executive Vice President and Chief Financial Officer