Form 10-Q
period 2020-09-30
Standard AVB Financial Corp.
filed 2020-11-09
CIK 1492915

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

YES  ☐     NO  ⌧

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

As of November 6, 2020, the registrant had 4,774,165 shares of common stock, $0.01 par value per share, outstanding.

Standard AVB Financial Corp.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Standard AVB Financial Corp.

Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)

	September 30,
	2020	December 31,
	(Unaudited)	2019
ASSETS
Cash on hand and due from banks	$3,591	$3,396
Interest-earning deposits in other institutions	62,603	29,031
Cash and Cash Equivalents	66,194	32,427
Investment securities available for sale, at fair value	86,057	69,884
Equity securities, at fair value	2,252	2,955
Mortgage-backed securities available for sale, at fair value	88,568	91,478
Certificate of deposit	249	249
Federal Home Loan Bank and other restricted stock, at cost	9,032	7,486
Loans receivable, net of allowance for loan losses of $7,345 and $4,882	743,991	712,965
Loans held for sale	1,753	373
Foreclosed real estate	497	404
Office properties and equipment, net	9,598	9,930
Bank-owned life insurance	24,792	23,374
Goodwill	25,836	25,836
Core deposit intangible	1,519	1,881
Accrued interest receivable and other assets	5,669	5,145
TOTAL ASSETS	$1,066,007	$984,387

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Demand and savings accounts	$580,378	$489,339
Time deposits	227,232	245,114
Total Deposits	807,610	734,453
Long-term borrowings	96,078	99,098
Securities sold under agreements to repurchase	9,089	3,740
Accrued interest payable and other liabilities	8,939	5,248
TOTAL LIABILITIES	921,716	842,539

Stockholders’ Equity
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value per share, 40,000,000 shares authorized, 4,692,213 and 4,689,354 shares outstanding, respectively	47	47
Additional paid-in-capital	71,947	72,155
Retained earnings	71,514	70,037
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,418)	(1,533)
Accumulated other comprehensive income	2,201	1,142
TOTAL STOCKHOLDERS’ EQUITY	144,291	141,848
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,066,007	$984,387

See accompanying notes to the consolidated financial statements.

Standard AVB Financial Corp.

Consolidated Statements of Income

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest and Dividend Income
Loans, including fees	$7,744	$8,239	$23,236	$24,426
Mortgage-backed securities	346	572	1,186	1,690
Investments:
Taxable	139	112	360	345
Tax-exempt	471	402	1,302	1,170
Federal Home Loan Bank and other restricted stock	134	147	368	476
Interest-earning deposits and federal funds sold	17	90	119	268
Total Interest and Dividend Income	8,851	9,562	26,571	28,375

Interest Expense
Deposits	1,242	1,818	4,233	5,202
Federal Home Loan Bank short-term borrowings	—	7	—	44
Long-term borrowings	521	570	1,608	1,640
Securities sold under agreements to repurchase	3	3	10	13
Total Interest Expense	1,766	2,398	5,851	6,899

Net Interest Income	7,085	7,164	20,720	21,476

Provision for Loan Losses	368	254	2,538	544

Net Interest Income after Provision for Loan Losses	6,717	6,910	18,182	20,932

Noninterest Income
Service charges	775	794	2,275	2,197
Earnings on bank-owned life insurance	141	136	418	401
Net gains (losses) on sales of securities	23	—	23	(1)
Net equity securities fair value adjustment gains (losses)	87	120	(703)	155
Net loan sale gains and referral fees	788	78	1,269	160
Investment management fees	156	172	505	541
Other income	14	187	67	266
Total Noninterest Income	1,984	1,487	3,854	3,719

Noninterest Expenses
Compensation and employee benefits	3,210	3,161	9,597	9,595
Data processing	181	177	547	530
Premises and occupancy costs	602	565	1,822	1,834
Automatic teller machine expense	155	160	436	445
Federal deposit insurance	67	(32)	89	104
Core deposit amortization	109	144	362	482
Merger expenses	553	—	553	—
Other operating expenses	1,079	1,051	3,270	3,093
Total Noninterest Expenses	5,956	5,226	16,676	16,083

Income before Income Tax Expense	2,745	3,171	5,360	8,568

Income Tax Expense
Federal	346	509	605	1,351
State	162	198	271	486
Total Income Tax Expense	508	707	876	1,837
Net Income	$2,237	$2,464	$4,484	$6,731
Earnings Per Share:
Basic earnings per common share	$0.49	$0.54	$0.99	$1.45
Diluted earnings per common share	$0.49	$0.53	$0.97	$1.42

Cash dividends paid per common share	$0.22	$0.22	$0.66	$0.66
Basic weighted average shares outstanding	4,524,953	4,573,856	4,529,127	4,628,308
Diluted weighted average shares outstanding	4,585,355	4,665,801	4,602,793	4,725,186

See accompanying notes to the consolidated financial statements.

Standard AVB Financial Corp.

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net Income	$2,237	$2,464	$4,484	$6,731

Other comprehensive (loss) income:
Change in unrealized gain on securities available for sale	(353)	324	1,356	3,613
Tax effect	72	(68)	(285)	(759)
Reclassification adjustment for security (gains) losses realized in income	(23)	—	(23)	1
Tax effect	5	—	5	—
Change in pension obligation for defined benefit plan	3	2	8	7
Tax effect	(1)	—	(2)	(1)
Total other comprehensive (loss) income	(297)	258	1,059	2,861

Total Comprehensive Income	$1,940	$2,722	$5,543	$9,592

See accompanying notes to the consolidated financial statements.

Standard AVB Financial Corp.

Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands, except per share data)

(Unaudited)

					Accumulated
		Additional		Unearned	Other	Total
	Common	Paid-In	Retained	ESOP	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Shares	Income (Loss)	Equity
Three Months Ended:
Balance, June 30, 2020	$47	$71,391	$70,247	$(1,456)	$2,498	$142,727
Net income	—	—	2,237	—	—	2,237
Other comprehensive loss	—	—	—	—	(297)	(297)
Stock repurchases (2,631 shares)	—	(86)	—	—	—	(86)
Cash dividends ($0.22 per share)	—	—	(970)	—	—	(970)
Stock options exercised (34,195 shares)	—	564	—	—	—	564
Compensation expense on stock awards	—	40	—	—	—	40
Compensation expense on ESOP	—	38	—	38	—	76
Balance, September 30, 2020	$47	$71,947	$71,514	$(1,418)	$2,201	$144,291

Balance, June 30, 2019	$48	$74,340	$67,508	$(1,609)	$1,259	$141,546
Net income	—	—	2,464	—	—	2,464
Other comprehensive income	—	—	—	—	258	258
Stock repurchases (76,039 shares)	(1)	(2,096)	—	—	—	(2,097)
Cash dividends ($0.22 per share)	—	—	(1,009)	—	—	(1,009)
Compensation expense on stock awards	—	23	—	—	—	23
Compensation expense on ESOP	—	60	—	38	—	98
Balance, September 30, 2019	$47	$72,327	$68,963	$(1,571)	$1,517	$141,283

Nine Months Ended:
Balance, December 31, 2019	$47	$72,155	$70,037	$(1,533)	$1,142	$141,848
Net income	—	—	4,484	—	—	4,484
Other comprehensive income	—	—	—	—	1,059	1,059
Stock repurchases (52,131 shares)	—	(1,283)	—	—	—	(1,283)
Cash dividends ($0.66 per share)	—	—	(3,007)	—	—	(3,007)
Stock options exercised (48,637 shares)	—	822	—	—	—	822
Compensation expense on stock awards	—	108	—	—	—	108
Compensation expense on ESOP	—	145	—	115	—	260
Balance, September 30, 2020	$47	$71,947	$71,514	$(1,418)	$2,201	$144,291

Balance, December 31, 2018	$48	$75,571	$65,301	$(1,686)	$(1,344)	$137,890
Net income	—	—	6,731	—	—	6,731
Other comprehensive income	—	—	—	—	2,861	2,861
Stock repurchases (133,096 shares)	(1)	(3,700)	—	—	—	(3,701)
Cash dividends ($0.66 per share)	—	—	(3,069)	—	—	(3,069)
Stock options exercised (11,665 shares)	—	206	—	—	—	206
Compensation expense on stock awards	—	58	—	—	—	58
Compensation expense on ESOP	—	192	—	115	—	307
Balance, September 30, 2019	$47	$72,327	$68,963	$(1,571)	$1,517	$141,283

See accompanying notes to the consolidated financial statements.

Standard AVB Financial Corp.

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash Flows From Operating Activities
Net income	$4,484	$6,731
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,483	1,401
Provision for loan losses	2,538	544
Amortization of core deposit intangible	362	482
Net (gain) loss on sale of securities available for sale	(23)	1
Net equity securities fair value adjustment losses (gains)	703	(155)
Net gain on sale of office properties and equipment	(26)	(29)
Net gain on sale of foreclosed real estate	(12)	—
Origination of loans held for sale	(56,335)	(9,070)
Proceeds from sale of loans held for sale	56,195	9,230
Net loan sale gains and referral fees	(1,269)	(160)
Compensation expense on ESOP	260	307
Compensation expense on stock awards	108	58
Deferred income taxes	(396)	(126)
Increase in accrued interest receivable	(471)	(78)
Earnings on bank-owned life insurance	(418)	(401)
Decrease in accrued interest payable	(164)	(134)
Other, net	840	3,085
Net Cash Provided by Operating Activities	7,859	11,686
Cash Flows Used In Investing Activities
Net (increase) decrease in loans	(33,831)	4,122
Purchases of investment securities	(31,043)	(10,776)
Purchases of mortgage-backed securities	(24,196)	(24,720)
Proceeds from maturities/principal repayments/calls of investment securities	17,555	2,535
Proceeds from maturities/principal repayments/calls of mortgage-backed securities	23,937	13,752
Proceeds from sales of investment securities	874	6,328
Proceeds from sales of mortgage-backed securities	3,508	1,286
Purchase of Federal Home Loan Bank stock	(2,463)	(2,969)
Redemption of Federal Home Loan Bank stock	917	3,204
Proceeds from sales of foreclosed real estate	171	45
Purchase of bank-owned life insurance	(1,000)	(265)
Proceeds from sales of office properties and equipment	26	997
Purchases of office properties and equipment	(339)	(527)
Net Cash Used by Investing Activities	(45,884)	(6,988)
Cash Flows From Financing Activities
Net increase in demand and savings accounts	91,039	20,569
Net decrease in time deposits	(17,882)	(1,492)
Net increase in securities sold under agreements to repurchase	5,349	788
Net repayments of Federal Home Loan Bank short-term borrowings	—	(4,524)
Repayments of Federal Home Loan Bank advances	(27,969)	(25,308)
Proceeds from Federal Home Loan Bank advances	25,000	25,208
Lease liabilities payments	(277)	(305)
Exercise of stock options	822	206
Dividends paid	(3,007)	(3,069)
Stock repurchases	(1,283)	(3,701)
Net Cash Provided by Financing Activities	71,792	8,372
Net Increase in Cash and Cash Equivalents	33,767	13,070
Cash and Cash Equivalents - Beginning	32,427	16,207
Cash and Cash Equivalents - Ending	$66,194	$29,277
Supplementary Cash Flows Information:
Interest paid	$6,015	$7,033
Income taxes paid	$409	$2,061
Investment securities purchased not settled	$3,189	$—
Loans transferred to foreclosed real estate	$267	$62
Right-of-use asset	$(114)	$(1,132)
Lease liability	$114	$1,158
Prepaid lease payments	$—	$(26)

See accompanying notes to the consolidated financial statements.

STANDARD AVB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
September 30, 2020

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

(2)  Basis of Presentation

The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles in the United States. All adjustments (consisting of normal recurring adjustments), which, in the opinion of management are necessary for a fair presentation of the financial statements and to make the financial statements not misleading have been included. The unaudited consolidated financial statements and other financial information contained in this quarterly report on Form 10-Q should be read in conjunction with the audited financial statements of Standard AVB Financial Corp. at and for the year ended December 31, 2019 contained in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission on March 16, 2020. The results for the three and nine month periods ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or any future interim period. Certain amounts in the 2019 financial statements have been reclassified to conform to the 2020 presentation format. These reclassifications had no effect on stockholders’ equity or net income.

(3) Proposed Merger with Dollar

On September 25, 2020 the Company, and Dollar Mutual Bancorp announced they had entered into a definitive agreement under which Dollar Mutual Bancorp will acquire the Company in an all cash transaction valued at approximately $158 million.  The Company’s stockholders will receive $33.00 for each share of Company common stock that they own.  The transaction is expected to close in the first half of 2021 and is subject to customary closing conditions, including the approval of the Company’s stockholders and required regulatory approvals.  However, it is possible that factors outside the control of both companies, including whether or when the required regulatory approvals will be received, could result in the merger being completed at a different time or not at all.  In connection with the acquisition, the Company had incurred $553,000 ($544,000 after tax) of merger-related expenses for the three months ended September 30, 2020, primarily legal and investment banker costs, which are included in the Consolidated Statements of Income.

STANDARD AVB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
September 30, 2020

(4)  Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  The following table sets forth the computation of basic and diluted EPS for the three and nine months ended September 30, 2020 and September 30, 2019 (dollars in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income available to common stockholders	$2,237	$2,464	$4,484	$6,731

Basic EPS:
Weighted average shares outstanding	4,524,953	4,573,856	4,529,127	4,628,308
Basic EPS	$0.49	$0.54	$0.99	$1.45

Diluted EPS:
Weighted average shares outstanding	4,524,953	4,573,856	4,529,127	4,628,308
Dilutive effect of common stock equivalents	60,402	91,945	73,666	96,878
Total diluted weighted average shares outstanding	4,585,355	4,665,801	4,602,793	4,725,186
Diluted EPS	$0.49	$0.53	$0.97	$1.42

Options to purchase 199,144 and 255,030 shares of common stock were outstanding as of September 30, 2020 and September 30, 2019, respectively, with an average exercise price of $17.11 and $17.09, respectively. There were 605 and 252 anti-dilutive shares for the three and nine months ended September 30, 2020, respectively, which were excluded from the calculation of diluted EPS. There were no anti-dilutive shares as of September 30, 2019.

As of September 30, 2020 and September 30, 2019, there were 8,172 and 3,307 shares of outstanding restricted stock, respectively, that were not fully vested and were taken into consideration in the computation of both basic and diluted earnings per common share.

(5)  Recent Accounting Pronouncements

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
September 30, 2020

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
September 30, 2020

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
September 30, 2020

amendments are effective upon issuance of this ASU. This Update is not expected to have a significant impact on the Company’s financial statements.

(6)  Investment Securities

Investment securities available for sale at September 30, 2020 and December 31, 2019 were as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2020:
U.S. government and agency obligations due:
Beyond 1 year but within 5 years	$1,000	$2	$—	$1,002
Beyond 5 year but within 10 years	3,000	2	(1)	3,001
Corporate bonds due:
Within 1 year	998	8	—	1,006
Beyond 1 year but within 5 years	3,973	260	—	4,233
Municipal obligations due:
Within 1 year	1,438	35	—	1,473
Beyond 1 year but within 5 years	4,096	155	—	4,251
Beyond 5 years but within 10 years	17,796	556	(1)	18,351
Beyond 10 years	52,003	825	(88)	52,740
	$84,304	$1,843	$(90)	$86,057

December 31, 2019:
U.S. government and agency obligations due:
Within 1 year	$5,986	$12	$—	$5,998
Beyond 1 year but within 5 years	1,470	29	—	1,499
Beyond 5 year but within 10 years	948	44	—	992
Corporate bonds due:
Beyond 1 year but within 5 years	2,477	102	—	2,579
Municipal obligations due:
Within 1 year	260	2	—	262
Beyond 1 year but within 5 years	5,085	244	—	5,329
Beyond 5 years but within 10 years	18,210	456	—	18,666
Beyond 10 years	33,951	648	(40)	34,559
	$68,387	$1,537	$(40)	$69,884

For both the three and nine months ended September 30, 2020, gains on the sales of investment securities were $53,000 and proceeds from such sales were $874,000.  For the three months ended September 30, 2019, there were no sales of investment securities.  For the nine months ended September 30, 2019, proceeds from the sales of investment securities were $6.3 million, with total gains of $7,000 offset by total losses of $7,000 during the period.

Investment securities with a carrying value of $11.4 million and $11.7 million were pledged to secure repurchase agreements and public funds accounts at September 30, 2020 and December 31, 2019, respectively.

STANDARD AVB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
September 30, 2020

The following table presents the fair value and gross unrealized losses on investment securities and the length of time that the securities have been in a continuous unrealized loss position at September 30, 2020 and December 31, 2019 (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2020:
U.S. government and agency obligations	$998	$(1)	$—	$—	$998	$(1)
Municipal obligations	9,900	(86)	519	(3)	10,419	(89)

Total	$10,898	$(87)	$519	$(3)	$11,417	$(90)

December 31, 2019:
Municipal obligations	$4,496	$(40)	$—	$—	$4,496	$(40)
Total	$4,496	$(40)	$—	$—	$4,496	$(40)

At September 30, 2020, the Company held 19 investment securities in an unrealized loss position.  The decline in the fair value of these securities resulted primarily from interest rate fluctuations.  There were no potential credit concerns identified with regard to the municipal obligations as of September 30, 2020. The Company does not intend to sell these securities nor is it more likely than not that the Company would be required to sell these securities before their anticipated recovery.  Additionally, the Company believes the collection of the investment principal and related interest is probable.  Based on the above, the Company considers all of the unrealized losses to be temporary impairment losses.

(7)  Equity Securities

The following table presents the net gains and losses on equity investments recognized in earnings during the three and nine months ended September 30, 2020 and September 30, 2019, and the portion of unrealized gains and losses for those periods that relate to equity investments held (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net equity securities fair value adjustment gains (losses)	$87	$120	$(703)	$155
Net gains realized on the sale of equity securities during the period	—	—	—	—
Gains (losses) recognized on equity securities during the period	$87	$120	$(703)	$155

There were no sales of equity securities during the three or nine month periods ended September 30, 2020 or September 30, 2019, respectively.

STANDARD AVB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
September 30, 2020

(8)  Mortgage-Backed Securities

Mortgage-backed securities available for sale at September 30, 2020 and December 31, 2019 were as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2020:
Government pass-throughs:
Ginnie Mae	$23,142	$452	$(35)	$23,559
Fannie Mae	19,979	572	(70)	20,481
Freddie Mac	13,128	409	—	13,537
Private pass-throughs	18,459	30	(229)	18,260
Collateralized mortgage obligations	12,524	238	(31)	12,731
	$87,232	$1,701	$(365)	$88,568

December 31, 2019:
Government pass-throughs:
Ginnie Mae	$21,386	$188	$(70)	$21,504
Fannie Mae	20,537	258	—	20,795
Freddie Mac	13,986	134	(34)	14,086
Private pass-throughs	21,904	—	(301)	21,603
Collateralized mortgage obligations	13,406	110	(26)	13,490
	$91,219	$690	$(431)	$91,478

Private pass-throughs include Small Business Administration (“SBA”) securities that are each an aggregation of SBA guaranteed portions of loans made by SBA lenders under section 7(a) of the Small Business Act. The guaranty is backed by the full faith and credit of the United States.

For both the three and nine months ended September 30, 2020, losses on the sales of mortgage-backed securities were $30,000 and proceeds from such sales were $3.5 million.  For the three months ended September 30, 2019, there were no sales of mortgage-backed securities.  For the nine months ended September 30, 2019, losses on the sales of mortgage-backed securities were $1,000 and proceeds from such sales were $1.3 million.

STANDARD AVB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
September 30, 2020

The amortized cost and fair value of mortgage-backed securities at September 30, 2020, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to repay obligations with or without prepayment penalties (dollars in thousands):

	Amortized Cost	Fair Value
Due after one year through five years	$858	$854
Due after five years through ten years	4,819	4,858
Due after ten years	81,555	82,856
Total Mortgage-Backed Securities	$87,232	$88,568

The following table presents the fair value and gross unrealized losses on mortgage-backed securities and the length of time that the securities have been in a continuous unrealized loss position at September 30, 2020 and December 31, 2019 (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2020:
Government pass-throughs:
Ginnie Mae	$2,781	$(20)	$1,388	$(15)	$4,169	$(35)
Fannie Mae	5,553	(70)	—	—	5,553	(70)
Private pass-throughs	—	—	16,539	(229)	16,539	(229)
Collateralized mortgage obligations	4,067	(31)	—	—	4,067	(31)
Total	$12,401	$(121)	$17,927	$(244)	$30,328	$(365)

December 31, 2019:
Government pass-throughs:
Ginnie Mae	$4,070	$(27)	$3,516	$(43)	$7,586	$(70)
Freddie Mac	5,537	(34)	—	—	5,537	(34)
Private pass-throughs	2,060	(29)	19,197	(272)	21,257	(301)
Collateralized mortgage obligations	562	(2)	3,526	(24)	4,088	(26)
Total	$12,229	$(92)	$26,239	$(339)	$38,468	$(431)

At September 30, 2020, the Company held 27 mortgage-backed securities in an unrealized loss position. The decline in the fair value of these securities resulted primarily from interest rate fluctuations. The Company does not intend to sell these securities nor is it more likely than not that the Company would be required to sell these securities before their anticipated recovery. Additionally, the Company believes the collection of the investment principal and related interest is probable. Based on the above, the Company considers all of the unrealized loss to be temporary impairment loss.

Mortgage-backed securities with a carrying value of $14.6 million and $15.1 million were pledged to secure repurchase agreements and public funds accounts at September 30, 2020 and December 31, 2019, respectively.

STANDARD AVB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
September 30, 2020

(9)  Loans Receivable and Related Allowance for Loan Losses

The following table summarizes the primary segments of the loan portfolio by the amounts collectively evaluated for impairment and the amounts individually evaluated for impairment, and the related allowance for loan losses, as of September 30, 2020 and December 31, 2019 (dollars in thousands):

	Real Estate Loans
	One-to-four-	Commercial	Home
	family	Real Estate	Equity Loans
	Residential and	and	and Lines	Commercial	Other
	Construction	Construction	of Credit	Business	Loans	Total
September 30, 2020:
Collectively evaluated for impairment	$202,193	$358,527	$99,692	$86,714	$521	$747,647
Individually evaluated for impairment	—	3,071	—	618	—	3,689
Total loans before allowance for loan losses	$202,193	$361,598	$99,692	$87,332	$521	$751,336

December 31, 2019:
Collectively evaluated for impairment	$234,421	$323,008	$111,499	$46,907	$570	$716,405
Individually evaluated for impairment	—	835	—	607	—	1,442
Total loans before allowance for loan losses	$234,421	$323,843	$111,499	$47,514	$570	$717,847

Total loans at September 30, 2020 and December 31, 2019 were net of deferred loan fees of $1.5 million and $233,000, respectively. The increase in net deferred loan fees was primarily the result of fees booked related to Paycheck Protection Program (“PPP”) loans booked during the period which are discussed further below.

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
September 30, 2020

shorter terms than one-to-four family residential mortgage loans, however, they can have additional credit risk due to the type of collateral securing the loan.

The following table provides additional information with respect to the Company’s commercial real estate and construction and commercial business loans by industry sector at September 30, 2020 (dollars in thousands):

Type of Loan (1)	Number of Loans	Balance
Real Estate Rental and Leasing	1,299	$294,846
Construction	159	26,758
Accommodation and Food Services	76	23,927
Other Services (except Public Administration)	142	15,613
Health Care and Social Assistance	118	15,180
Retail Trade	83	13,595
Manufacturing	48	11,747
Professional, Scientific, and Technical Services	142	10,697
Wholesale Trade	58	7,712
Finance and Insurance	41	7,191
Other	224	21,664
Total	2,390	$448,930

(1)   Loan types are based on the North American Industry Classification System (NAICS).

As of September 30, 2020, the real estate rental and leasing sector included the following industry categories:

Detail of Real Estate Rental and Leasing	Number of Loans	Balance
Lessors or Residential Buildings and Dwellings	941	$152,603
Lessors of Nonresidential Buildings	215	108,489
Other Activities Related to Real Estate	48	7,926
Lessors of Mini warehouses and Self-Storage Units	15	5,862
Other General Government Support	18	6,144
Lessors of Other Real Estate Property	13	5,486
Real Estate Property Managers	13	2,886
All Other Real Estate Rental and Leasing	36	5,450
Total	1,299	$294,846

The Company’s primary business activity is with customers located within its local market area.  Although the Company has a diversified loan portfolio, loans outstanding to individuals and businesses are dependent upon the local economic conditions in its immediate market area.  At September 30, 2020, the Company’s largest commercial loan concentrations are to the lessors of residential properties and the lessors of nonresidential properties representing 34.0% and 24.2% of the commercial loan portfolio, respectively.  The construction portfolio is very well diversified with no exposure in any NAICS above $6.7 million. Additionally, the Bank had approximately $15.5 million in hotel and motel loans and $7.6 million in restaurant loans at September 30, 2020. Included in the hotel and motel and restaurant loans were $153,000 and $2.9 million of PPP loans, respectively.

The Coronavirus Aid Relief and Economic Security Act, (the “CARES Act”), was signed into law on March 27, 2020, and provided over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic.  The CARES act authorized the SBA to temporarily guarantee PPP loans under a new 7(a) loan program.  As a qualified SBA lender, the Company was automatically authorized to originate PPP loans. As of September 30, 2020, the Company had received approval from the SBA for 428 PPP loans totaling $42.4 million which generated $1.7 million in fees to be recognized over the life of the loans.  The PPP loan program closed on August 8, 2020.  The Company is currently working with customers to submit the required information to the SBA in order to receive the maximum amount of loan forgiveness.

STANDARD AVB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
September 30, 2020

Eligible businesses were able to apply for a PPP loan up to the greater of: (1) 2.5 times its average monthly “payroll costs;” or (2) $10.0 million.  PPP loans have: (a) an interest rate of 1.0%, (b) a five-year loan term to maturity for loans made on or after June 5, 2020 (loans made prior to June 5, 2020 have a two-year term, however borrowers and lenders may mutually agree to extend the maturity for such loans to five years); and (c) principal and interest payments deferred for nine months from the date of disbursement.  The SBA will guarantee 100% of the PPP loans made to eligible borrowers.  The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and 60% of the loan proceeds are used for payroll expenses, with the remaining 40% of the loan proceeds used for other qualifying expenses.

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

Consistent with accounting and regulatory guidance, the Company recognizes a TDR when a borrower is experiencing financial difficulties and the Bank, for economic or legal reasons related to a borrower's financial difficulties, grants a concession to the borrower that would not normally be considered.  Regardless of the form of concession granted, the Company's objective in offering a TDR is to increase the probability of repayment of the borrower's loan.  The Company did not modify any loans as TDRs during the three or nine month periods ended September 30, 2020 or September 30, 2019.  As of September 30, 2020, all TDRs were performing in accordance with their modified terms and are included in the impaired loan table below.

STANDARD AVB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
September 30, 2020

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary at September 30, 2020 and December 31, 2019 (dollars in thousands):

			Impaired Loans
	Impaired Loans With		Without
	Allowance		Allowance	Total Impaired Loans
	Recorded	Related	Recorded	Recorded	Unpaid Principal
	Investment	Allowance	Investment	Investment	Balance
September 30, 2020:
Commercial real estate and construction	$—	$—	$3,071	$3,071	$3,071
Commercial business	—	—	618	618	618
Total impaired loans	$—	$—	$3,689	$3,689	$3,689

December 31, 2019:
Commercial real estate and construction	$—	$—	$835	$835	$835
Commercial business	—	—	607	607	607
Total impaired loans	$—	$—	$1,442	$1,442	$1,442

The following table presents the average recorded investment in impaired loans and related interest income recognized for the three and nine months ended September 30, 2020 and September 30, 2019 (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Average investment in impaired loans:
Commercial real estate and construction	$3,077	$—	$2,302	$—
Commercial business	614	—	610	—
	$3,691	$—	$2,912	$—
Interest income recognized on impaired loans	$40	$—	$134	$—

The Company has elected to follow the loan modification guidance under Section 4013 of the CARES Act with regard to COVID-19 modifications made between March 1, 2020 and the earlier of either December 31, 2020 or the 60th day after the end of the COVID-19 national emergency. Under that guidance, any short-term loan modification that is done as a result of COVID-19 for a loan that was current prior to any relief, will not be categorized as a TDR. A modification of nine months or less is considered to be a short-term loan modification. The interagency guidance defines current as a loan that is less than 30 days past due on the contractual payments at the time of modification. The Company has developed loan payment deferral programs to provide assistance to both individuals and small business clients directly impacted by the COVID-19 pandemic.  As of September 30, 2020, the Bank had existing payment deferrals for 60 commercial loans totaling $10.5 million and 19 consumer loans totaling $1.9 million as a result of COVID-19.  All of these loans were initially provided a deferral period of 90 days and, if necessary, an additional deferral period was provided upon request.

STANDARD AVB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
September 30, 2020

The following table provides additional information with respect to the loans modified under Section 4013 of the CARES Act in the Company’s loan portfolio at September 30, 2020 (dollars in thousands):

			Weighted Average
Type of Loan	Number of Loans	Balance	Interest Rate
One-to-four family and residential and construction	12	$1,648	3.89%
Commercial real estate and construction	57	9,810	5.05%
Home equity loans and lines of credit	7	237	3.81%
Commercial business	3	682	3.61%
Total	79	$12,377	4.79%

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

STANDARD AVB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
September 30, 2020

The following table presents the classes of the loan portfolio summarized by the aggregate Pass rating and the criticized categories of Special Mention, Substandard and Doubtful within the Company’s internal risk rating system as of September 30, 2020 and December 31, 2019 (dollars in thousands):

		Special
	Pass	Mention	Substandard	Doubtful	Total
September 30, 2020:
Real estate loans:
One-to-four-family residential and construction	$200,075	$—	$2,118	$—	$202,193
Commercial real estate and construction	357,679	1,142	2,777	—	361,598
Home equity loans and lines of credit	99,398	58	236	—	99,692
Commercial business loans	86,189	1,052	91	—	87,332
Other loans	518	—	3	—	521
Total	$743,859	$2,252	$5,225	$—	$751,336

December 31, 2019:
Real estate loans:
One-to-four-family residential and construction	$232,354	$—	$2,067	$—	$234,421
Commercial real estate and construction	320,988	2,544	311	—	323,843
Home equity loans and lines of credit	111,165	62	272	—	111,499
Commercial business loans	46,636	818	60	—	47,514
Other loans	564	—	6	—	570
Total	$711,707	$3,424	$2,716	$—	$717,847

STANDARD AVB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
September 30, 2020

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due based on the loans’ contractual due dates. Management considers nonperforming loans to be those loans that are past due 90 days or more and are still accruing as well as all nonaccrual loans. At September 30, 2020, there were 31 loans on non-accrual status that were less than 90 days past due totaling $1.4 million. There were no loans on non-accrual status that were less than 90 days past due at December 31, 2019.  The following table presents the segments of the loan portfolio summarized by the past due status of the loans still accruing and nonaccrual loans as of September 30, 2020 and December 31, 2019 (dollars in thousands):

		30‑59 Days	60‑89 Days		90 Days Past	Total
	Current	Past Due	Past Due	Non-Accrual	Due & Accruing	Loans
September 30, 2020:
Real estate loans:
One-to-four-family residential and construction	$200,022	$53	$—	$2,118	$—	$202,193
Commercial real estate and construction	360,252	42	—	1,304	—	361,598
Home equity loans and lines of credit	99,395	56	5	236	—	99,692
Commercial business loans	86,902	338	20	72	—	87,332
Other loans	516	2	—	3	—	521
Total	$747,087	$491	$25	$3,733	$—	$751,336

December 31, 2019:
Real estate loans:
One-to-four-family residential and construction	$230,952	$1,021	$381	$2,067	$—	$234,421
Commercial real estate and construction	322,922	610	—	311	—	323,843
Home equity loans and lines of credit	110,634	591	2	272	—	111,499
Commercial business loans	47,420	34	—	60	—	47,514
Other loans	564	—	—	6	—	570
Total	$712,492	$2,256	$383	$2,716	$—	$717,847

An allowance for loan losses (“ALL”) is maintained to absorb losses from the loan portfolio. The loan portfolio for the purposes of the ALL excludes all merger-related loans as well as PPP loans which are guaranteed by the SBA. The ALL is based on management’s continuing evaluation of the risk characteristics and credit quality of the loan portfolio, assessment of current economic conditions, diversification and size of the portfolio, adequacy of collateral, past and anticipated loss experience, and the amount of non-performing loans.

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
September 30, 2020

and non-accrual loans; trends in volumes and terms of loans; effects of changes in lending policies; experience, depth and ability of management; and concentrations of credit from a loan type, industry and/or geographic standpoint.

During the prior quarter, Management added a new qualitative factor to address several risks that could potentially impact customers credit worthiness as a result of the COVID-19 pandemic. Additionally, Management identified the hotel sector as an area where additional reserves were needed. Both the addition of the new qualitative factor and the identification of the hotel sector had a significant impact on the provision for the nine month period.

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

During the three months ended September 30, 2020, there was (1) a decrease in the provision for the one-to-four family residential and construction loan class primarily due to decreases in the qualitative factors related to both the changes in loans balances and the COVID-19 pandemic; (2) an increase in the provision for the commercial real estate and construction loan class primarily due to an increase in the qualitative factor related to balance changes in loan concentrations as well as an increase in the loan balances included in the allowance calculation during the period; (3) an increase in the provision for the commercial business loan class primarily due to an increase in the qualitative factor related to balance changes in loan concentrations.

During nine months ended September 30, 2020, there was (1) a decrease in the provision for both the one-to four family residential and construction and the home equity loans and lines of credit loan classes primarily due to decreases in the qualitive factors related to changes in loan balances, lending policies and the experience, depth and ability of management partially offset by increases in several qualitative factors as a result of the COVID-19 pandemic and charge-offs incurred during the nine  month period; (2) an increase in the provision for the commercial real estate and construction loan class primarily due to the addition of a new qualitative factor for the COVID-19 pandemic, additional reserves required for the hotel sector and increases in the qualitative factors related to balance changes in loan concentrations, internal loan review and changes in loan balances partially offset by decreases in the qualitative factors related to changes in lending policies and the experience, depth and ability of management; and (3) an increase in the provision for the commercial business loan class due to the addition of a new qualitative factor due to the COVID-19 pandemic, increases in the qualitative factors related to balance changes in loan concentrations and internal loan review and charge-offs incurred during the nine month period offset by decreases in the qualitative factors related to changes in loan balances, lending policies and the experience, depth and ability of management.

STANDARD AVB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
September 30, 2020

The following tables summarize the activity in the primary segments of the ALL for the three and nine months ended September 30, 2020 and September 30, 2019 as well as the allowance required for loans individually and collectively evaluated for impairment as of September 30, 2020 and December 31, 2019 (dollars in thousands):

	Real Estate Loans
	One-to-four-	Commercial	Home
	family	Real Estate	Equity Loans
	Residential and	and	and Lines	Commercial	Other
	Construction	Construction	of Credit	Business	Loans	Total
Three Months Ended :
Balance June 30, 2020	$946	$5,313	$278	$427	$4	$6,968
Charge-offs	—	—	—	—	—	—
Recoveries	2	7	—	—	—	9
Provision	(351)	665	(5)	59	—	368
Balance September 30, 2020	$597	$5,985	$273	$486	$4	$7,345

Balance June 30, 2019	$851	$2,836	$295	$510	$2	$4,494
Charge-offs	(1)	—	—	—	(8)	(9)
Recoveries	—	—	3	—	1	4
Provision	(56)	330	3	(30)	7	254
Balance at September 30, 2019	$794	$3,166	$301	$480	$2	$4,743

Nine Months Ended :
Balance December 31, 2019	$721	$3,313	$310	$534	$4	$4,882
Charge-offs	(23)	—	(13)	(51)	(2)	(89)
Recoveries	5	8	—	1	—	14
Provision	(106)	2,664	(24)	2	2	2,538
Balance September 30, 2020	$597	$5,985	$273	$486	$4	$7,345

Balance at December 31, 2018	$1,051	$2,761	$312	$286	$4	$4,414
Charge-offs	(1)	(121)	(59)	—	(41)	(222)
Recoveries	—	—	6	—	1	7
Provision	(256)	526	42	194	38	544
Balance at September 30, 2019	$794	$3,166	$301	$480	$2	$4,743

	Real Estate Loans
	One-to-four-	Commercial	Home
	family	Real Estate	Equity Loans
	Residential and	and	and Lines	Commercial	Other
	Construction	Construction	of Credit	Business	Loans	Total
Evaluated for Impairment:
Collectively	$597	$5,985	$273	$486	$4	$7,345
Individually	—	—	—	—	—	—
Balance at September 30, 2020	$597	$5,985	$273	$486	$4	$7,345

Evaluated for Impairment:
Collectively	$721	$3,313	$310	$534	$4	$4,882
Individually	—	—	—	—	—	—
Balance at December 31, 2019	$721	$3,313	$310	$534	$4	$4,882

STANDARD AVB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
September 30, 2020

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

(10) Foreclosed Assets Held For Sale

Foreclosed assets acquired in the settlement of loans are carried at fair value less estimated costs to sell and are included in foreclosed real estate on the Consolidated Statements of Financial Condition. As of September 30, 2020, and December 31, 2019, foreclosed real estate totaled $497,000 and $404,000, respectively. As of September 30, 2020, foreclosed assets consisted of four residential properties.

The Company had initiated formal foreclosure procedures totaling $785,000 in one-to-four family residential loans, $934,000 in commercial real estate loans, and $53,000 in home equity loans as of September 30, 2020.

(11) Stock Based Compensation

The Company currently has two stock plans that allow for the issuance of stock based compensation, the Allegheny Valley Bancorp, Inc. 2011 Stock Incentive Plan (the “2011 Plan”) and the Standard Financial Corp. 2012 Equity Incentive Plan (the “2012 Plan”). On February 5, 2020, 3,058 shares of restricted stock were awarded to directors out of the 2011 Plan.  The awards vest on December 31, 2020 and the related compensation expense is being recognized using the straight line method over the 11 month vesting period.  On March 10, 2020, 3,295 shares of restricted stock were awarded to employees out of the 2011 Plan.  The awards become 1/3 vested annually on the grant date for each of the next 3 years and the related compensation expense is being recognized using the straight line method over the vesting period.  On February 26, 2019, 1,820 shares of restricted stock were awarded to directors out of the 2011 Plan.  The awards vested quarterly through December 31, 2019 and the related compensation expense was recognized using the straight line method over the 11 month vesting period. On March 12, 2019, 2,727 shares of restricted stock were awarded to employees out of the 2011 Plan.  The awards vest over 34 months and the related compensation expense is being recognized using the straight line method over the vesting period.  At September 30, 2020, there were 66,235 and 101,144 shares available to be issued under the 2011 Plan and the 2012 Plan, respectively.

The following table summarizes transactions regarding restricted stock under the Plans:

		Weighted
		Average
	Number of	Grant Date
	Restricted	Price Per
	Shares	Share
Non-vested shares at December 31, 2019	1,944	$28.90
Granted	6,353	28.25
Vested	(125)	31.10
Forfeited	—	—
Non-vested shares at September 30, 2020	8,172	$28.36

For the three and nine months ended September 30, 2020, there was $40,000 and $108,000 of compensation expense recorded on restricted stock grants, respectively.  For the three and nine months ended September 30, 2019, there was $23,000 and $58,000 of compensation expense recorded on restricted stock grants, respectively. As of September 30, 2020, there was $129,000 of unrecognized compensation expense that will be recognized over the remaining vesting periods.

STANDARD AVB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
September 30, 2020

The following table summarizes transactions regarding the stock options under the Plans:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Options	Price	Contractual Term
Outstanding at December 31, 2019	247,781	$17.07	2.47
Granted	—	—
Exercised	(48,637)	16.91
Forfeited	—	—
Outstanding at September 30, 2020	199,144	$17.11	1.85
Exercisable at September 30, 2020	199,144	$17.11

For both the three and nine months ended September 30, 2020 and September 30, 2019, there was no compensation expense related to stock options. As of September 30, 2020, all outstanding stock options were fully vested and there was no unrecognized compensation expense.

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

Compensation expense is equal to the fair value of the shares committed to be released and unallocated ESOP shares are excluded from outstanding shares for purposes of computing earnings per share. Compensation expense related to the ESOP of $76,000 and $98,000 was recognized during the three months ended September 30, 2020 and 2019, respectively. Compensation expense related to the ESOP of $260,000 and $307,000 was recognized during the nine months ended September 30, 2020 and 2019, respectively. Dividends on unallocated shares are not treated as ordinary dividends but are instead used to repay the ESOP loan and recorded as compensation expense.

As of September 30, 2020, the ESOP held a total of 249,404 shares of the Company’s stock. Of the 249,404 shares, there were 144,548 unallocated as of September 30, 2020 with a fair market value of $4.7 million.

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

STANDARD AVB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
September 30, 2020

The net periodic pension (benefit) cost for the three and nine months ended September 30, 2020 and September 30, 2019 was as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Interest Cost	$25	$31	$75	$93
Expected return on plan assets	(32)	(32)	(96)	(96)
Amortization of net loss	3	2	8	6
Net periodic pension (benefit) cost	$(4)	$1	$(13)	$3

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
September 30, 2020

Company’s third-party pricing service, fair value may be estimated by the use of secondary pricing services or through the use of non-binding third-party broker quotes.

On a quarterly basis, management reviews the pricing information received from the Company’s third-party pricing service. This review process includes a comparison to non-binding third-party broker quotes, as well as a review of market-related conditions impacting the information provided by the Company’s third-party pricing service. Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume or frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs. As of September 30, 2020 and December 31, 2019, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets. On a quarterly basis, management also reviews a sample of securities priced by the Company’s third-party pricing service to review significant assumptions and valuation methodologies used. Based on this review, management determines whether the current placement of the security in the fair value hierarchy is appropriate or whether transfers may be warranted.

The following table presents the assets measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 by level within the fair value hierarchy (dollars in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2020:
Investment securities available for sale:
U.S. government and agency obligations	$—	$4,003	$—	$4,003
Corporate bonds	—	5,239	—	5,239
Municipal obligations	—	76,815	—	76,815
Total investment securities available for sale	—	86,057	—	86,057
Equity securities	2,252	—	—	2,252
Mortgage-backed securities available for sale	—	88,568	—	88,568
Total recurring fair value measurements	$2,252	$174,625	$—	$176,877

December 31, 2019:
Investment securities available for sale:
U.S. government and agency obligations	$—	$8,489	$—	$8,489
Corporate bonds	—	2,579	—	2,579
Municipal obligations	—	58,816	—	58,816
Total investment securities available for sale	—	69,884	—	69,884
Equity securities	2,955	—	—	2,955
Mortgage-backed securities available for sale	—	91,478	—	91,478
Total recurring fair value measurements	$2,955	$161,362	$—	$164,317

STANDARD AVB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
September 30, 2020

Assets Measured at Fair Value on a Nonrecurring Basis

The following table presents the assets measured at fair value on a nonrecurring basis as of September 30, 2020 and December 31, 2019 by level within the fair value hierarchy (dollars in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2020:
Foreclosed real estate	$—	$—	$497	$497
Total nonrecurring fair value measurements	$—	$—	$497	$497

December 31, 2019:
Foreclosed real estate	$—	$—	$404	$404
Total nonrecurring fair value measurements	$—	$—	$404	$404

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Company uses Level 3 inputs to determine fair value (dollars in thousands):

			Quantitative Information about Level 3 Fair Value Measurements
	September 30,	December 31,	Valuation	Unobservable
	2020	2019	Techniques	Input	Range
Foreclosed real estate	$497	$404	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 30%
			Liquidation expenses (2)
(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

The following table presents the carrying value, estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments not required to be carried at fair value as of September 30, 2020 and December 31, 2019 (dollars in thousands):

	Carrying	Estimated
	Value	Fair Value	Level 1	Level 2	Level 3
September 30, 2020:
Financial Instruments - Assets:
Loans receivable (1)	$743,991	$750,666	$—	$—	$750,666

Financial Instruments - Liabilities:
Demand and savings accounts (1)	$580,378	$580,378	$580,378	$—	$—
Time deposits (1)	227,232	232,657	—	—	232,657
Long-term borrowings (1)	96,078	99,243	—	—	99,243

December 31, 2019:
Financial Instruments - Assets:
Loans receivable (1)	$712,965	$721,197	$—	$—	$721,197

Financial Instruments - Liabilities:
Demand and savings accounts (1)	$489,339	$489,339	$489,339	$—	$—
Time deposits (1)	245,114	247,456	—	—	247,456
Long-term borrowings (1)	99,098	100,032	—	—	100,032
(1)	The financial instrument is carried at amortized cost.

STANDARD AVB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
September 30, 2020

The carrying amounts for cash and cash equivalents, certificates of deposit, FHLB and other restricted stock, BOLI, accrued interest receivable and payable and securities sold under agreements to repurchase approximate fair value and are considered Level 1.

(15) Accumulated Other Comprehensive Income

The following tables present the significant amounts reclassified out of accumulated other comprehensive income (loss) and the changes in accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2020 and September 30, 2019 (dollars in thousands):

	Unrealized Gains	Unrecognized
	on Available for Sale	Pension
	Securities	Costs	Total
Balance as of June 30, 2020	$2,738	$(240)	$2,498
Other comprehensive loss before reclassification	(281)	—	(281)
Amount reclassified from accumulated other comprehensive income	(18)	2	(16)
Total other comprehensive (loss) income	(299)	2	(297)
Balance as of September 30, 2020	$2,439	$(238)	$2,201

Balance as of December 31, 2019	$1,386	$(244)	$1,142
Other comprehensive income before reclassification	1,071	—	1,071
Amount reclassified from accumulated other comprehensive income	(18)	6	(12)
Total other comprehensive income	1,053	6	1,059
Balance as of September 30, 2020	$2,439	$(238)	$2,201

	Amount Reclassified
	from Accumulated	Affected Line on
	Other Comprehensive	the Consolidated
	Income (Loss)	Statements of Income
Three Months Ended September 30, 2020:
Unrealized gains on available for sale securities	$(23)	Net gains on sales of securities
	5	Income tax expense
	$(18)	Net of tax

Amortization of defined benefit items: Actuarial loss	$3	Other operating expenses
	(1)	Income tax expense
	$2	Net of tax
Total reclassification for the period	$(16)	Net income

Nine Months Ended September 30, 2020:
Unrealized gains on available for sale securities	$(23)	Net gains on sales of securities
	5	Income tax expense
	$(18)	Net of tax

Amortization of defined benefit items: Actuarial loss	$8	Other operating expenses
	(2)	Income tax expense
	$6	Net of tax
Total reclassification for the period	$(12)	Net income

STANDARD AVB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
September 30, 2020

	Unrealized Gains (Losses)	Unrecognized
	on Available for Sale	Pension
	Securities	Costs	Total
Balance as of June 30, 2019	$1,496	$(237)	$1,259
Other comprehensive income before reclassification	256	—	256
Amount reclassified from accumulated other comprehensive income	—	2	2
Total other comprehensive income	256	2	258
Balance as of September 30, 2019	$1,752	$(235)	$1,517

Balance as of December 31, 2018	$(1,103)	$(241)	$(1,344)
Other comprehensive income before reclassification	2,854	—	2,854
Amount reclassified from accumulated other comprehensive income	1	6	7
Total other comprehensive income	2,855	6	2,861
Balance as of September 30, 2019	$1,752	$(235)	$1,517

	Amount Reclassified
	from Accumulated	Affected Line on
	Other Comprehensive	the Consolidated
	Income (Loss)	Statements of Income
Three Months Ended September 30, 2019:
Amortization of defined benefit items: Actuarial loss	$2	Other operating expenses
	—	Income tax expense
	$2	Net of tax
Total reclassification for the period	$2	Net income

Nine Months Ended September 30, 2019:
Unrealized losses on available for sale securities	$1	Net loss on sales of securities
	—	Income tax expense
	$1	Net of tax

Amortization of defined benefit items: Actuarial loss	$7	Other operating expenses
	(1)	Income tax expense
	$6	Net of tax
Total reclassification for the period	$7	Net income

STANDARD AVB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
September 30, 2020

(16) Revenue Recognition

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30, 2020 and September 30, 2019 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Noninterest income
In scope of Topic 606:
Service charges	$752	$777	$2,214	$2,146
Investment management fees	156	172	505	541
Noninterest income (in-scope of Topic 606)	908	949	2,719	2,687
Noninterest income (out-of-scope of Topic 606)	1,076	538	1,135	1,032
Total noninterest income	$1,984	$1,487	$3,854	$3,719

(17) Goodwill and Other Intangibles

The Company has recorded goodwill associated with mergers totaling $25.8 million. Goodwill is not amortized, but is periodically evaluated for impairment. The Company did not recognize any impairment during either of the three or nine months ended September 30, 2020 or September 30, 2019.

Identifiable intangibles are amortized to their estimated residual values over the expected useful lives of such assets. The balance of the core deposit intangible at September 30, 2020 was $1.5 million net of $2.6 million of accumulated amortization as of that date.

As of September 30, 2020, the estimated future amortization expense for the core deposit intangible was (dollars in thousands):

2020	$108
2021	353
2022	326
2023	326
2024	325
2025	81
$1,519

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides further detail on the financial condition and results of operations of the Company. This section should be read in conjunction with the Notes to Consolidated Financial Statements (Unaudited) presented elsewhere in this Quarterly Report on Form 10-Q.

The Company’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of September 30, 2020 have remained unchanged from the disclosures presented in the Company’s audited financial statements for the year ended December 31, 2019 contained in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 16, 2020.

Standard AVB Financial Corp. is a Maryland corporation that provides a wide array of retail and commercial financial products and services to individuals, families and businesses through 17 banking offices located in the Pennsylvania counties of Allegheny, Westmoreland and Bedford and Allegany County, Maryland through its wholly-owned subsidiary Standard Bank.

Proposed Merger with Dollar

On September 25, 2020 the Company, and Dollar Mutual Bancorp announced they had entered into a definitive agreement under which Dollar Mutual Bancorp will acquire the Company in an all cash transaction valued at approximately $158 million.  The Company’s stockholders will receive $33.00 for each share of Company common stock that they own.  The transaction is expected to close in the first half of 2021 and is subject to customary closing conditions, including the approval of the Company’s stockholders and required regulatory approvals.  However, it is possible that factors outside the control of both companies, including whether or when the required regulatory approvals will be received, could result in the merger being completed at a different time or not at all.

Non-GAAP Financial Measures

In addition to the results of operations presented in accordance with generally accepted accounting principles (GAAP), Management uses, and this exhibit contains, certain non-GAAP financial measures.  Management believes these non-GAAP financial measures provide information useful to investors in understanding the Company’s underlying operational performance, business and performance trends, and facilitate comparisons with the performance of others in the financial service industry.  Although Management believes these non-GAAP financial measures enhance investors’ understanding of the Company’s business and performance, they should not be considered an alternative to GAAP.

Net income, basic earnings per share, diluted earnings per share, return on average assets and return on average equity excluding merger-related expenses are all non-GAAP measures.  The following table reconciles net income to net income excluding merger-related expenses and presents basic earnings per share, diluted earnings per share, return on average assets and return on average equity utilizing both net income and net income excluding merger-related expenses for the periods presented (dollars in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net Income (GAAP)	$2,237	$2,464	$4,484	$6,731
After tax merger-related expenses (GAAP)	544	-	544	-
Net income, excluding merger-related expenses	$2,781	$2,464	$5,028	$6,731

Earnings Per Share - Basic
GAAP	$0.49	$0.54	$0.99	$1.45
Excluding merger-related expenses	$0.61	n/a	$1.11	n/a

Earnings Per Share - Diluted
GAAP	$0.49	$0.53	$0.97	$1.42
Excluding merger-related expenses	$0.61	n/a	$1.09	n/a

Average Assets (GAAP)	$1,055,622	$988,315	$1,022,654	$980,620

Return on Average Assets
GAAP	0.84%	0.99%	0.58%	0.92%
Excluding merger-related expenses	1.05%	n/a	0.65%	n/a

Average Equity (GAAP)	$143,359	$140,993	$142,538	$139,952

Return on Average Equity
GAAP	6.19%	6.93%	4.19%	6.43%
Excluding merger-related expenses	7.70%	n/a	4.70%	n/a

Comparison of Financial Condition at September 30, 2020 and December 31, 2019

General. The Company’s total assets as of September 30, 2020 increased $81.6 million, or 8.3%, to $1.1 billion, from $984.4 million at December 31, 2019. The increase in total assets included increases in cash and cash equivalents of $33.8 million, or 104.1%, net loans receivable of $31.0 million, or 4.4%, and investment and mortgage-backed securities of $13.3 million, or 8.2%, for the nine months ended September 30, 2020.

Cash and Cash Equivalents. Cash and cash equivalents increased $33.8 million, or 104.1%, to $66.2 million at September 30, 2020 from $32.4 million at December 31, 2019. The increase in cash and cash equivalents was primarily the result of a $73.2 million, or 10.0%, increase in deposits partially offset by an increase in net loans receiveable of $31.0 million, or 4.4%, and an increase in investment and mortgage-backed securities of $13.3 million, or 8.2% during the period.

Investment Securities. Investment securities available for sale increased $16.2 million, or 23.1%, to $86.1 million at September 30, 2020 from $69.9 million at December 31, 2019. Purchases of investment securities totaled $34.2 million during the nine months ended September 30, 2020 which included $3.2 million in securities purchased but not settled as of quarter end.  The purchases during the period were partially offset by calls of $17.6 million and sales of $874,000.

Equity Securities. Equity securities available for sale were $2.3 million and $3.0 million at September 30, 2020 and December 31, 2019, respectively. The decrease of $703,000 was a result of changes in the market prices of the community bank stocks held in the investment portfolio due to the current economic environment. There were no purchases or sales of equity securities during the nine months ended September 30, 2020.

Mortgage-Backed Securities. The Company’s mortgage-backed securities available for sale decreased $2.9 million, or 3.2%, to $88.6 million at September 30, 2020 from $91.5 million at December 31, 2019. Purchases of mortgage-backed securities totaling $24.2 million and a $1.1 million increase in the unrealized gain on mortgage-backed securities during the nine months ended September 30, 2020 were more than offset by repayments of $23.9 million and sales of $3.5 million during the period.

Loans. At September 30, 2020, net loans were $744.0 million, or 69.8% of total assets, compared to $713.0 million, or 72.4% of total assets at December 31, 2019.  Commercial real estate and construction loans and commercial business loans increased $37.8 million, or 11.7%, and $39.8 million, or 83.8%, respectively.  The increase in commercial business loans was primarily the result of $42.4 million in SBA PPP loans partially offset by loan repayments.  These increases were partially offset by decreases in one-to-four family residential and construction loans, home equity loans and lines of credit, and other loans of $32.2 million or 13.8%, $11.8 million or 10.6%, and $49,000 or 8.6%, respectively.  The decrease in residential and construction loans and home equity loans and lines of credit were the result of residential loan sales and loan repayments during the period.

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

Deposits increased $73.2 million, or 10.0%, to $807.6 million at September 30, 2020 from $734.5 million at December 31, 2019. The increase resulted from a $91.0 million, or 18.6%, increase in demand and savings accounts partially offset by a $17.9 million, or 7.3%, decrease in time deposits during the nine months ended September 30, 2020.  The increase in demand and savings accounts resulted from increases in both business and consumer products. The increases were primarily the result of inflows from several sources including PPP loan proceeds, government stimulus and maturing time deposits as well as reductions in business and consumer spending during the period. Non-interest-bearing checking accounts, interest-bearing checking accounts, savings accounts, and money market accounts increased $35.6 million or 28.0%, $21.9 million or 19.6%, $19.1 million or 13.2%, and $14.4 million or 13.6%, respectively.

Borrowings. Borrowed funds, which includes short and long-term borrowings and securities sold under agreements to repurchase, increased by $2.3 million, or 2.3%, to $105.2 million at September 30, 2020 from $102.8 million at December 31, 2019. The increase was primarily due to a $5.3 million, or 143.0%, increase in securities sold under agreements to repurchase during the nine months ended September 30, 2020 to $9.1 million from $3.7 million at December 31, 2019.  The increase in securities sold under agreements to repurchase was partially offset by a $3.0 million, or 3.0%, decrease in long-term borrowings resulting from new FHLB advances entered into during the period totaling $25.0 million offset by $18.7 million in maturities and an additional $9.2 million in principal repayments. Financing lease liabilities, which are also included in long-term borrowings, were $3.0 million at September 30, 2020 and $3.1 million at December 31, 2019. There were no short-term borrowings at September 30, 2020 or December 31, 2019.

Stockholders’ Equity. Stockholders’ equity increased $2.4 million, or 1.7%, to $144.3 million at September 30, 2020 from $141.8 million at December 31, 2019. The increase was a result of net income of $4.5 million earned during the nine months ended September 30, 2020 and a $1.1 million increase in accumulated other comprehensive income related to changes in the fair value of available for sale debt securities during the period. Those increases were partially offset by $3.0 million in dividends paid during the period. Additionally, in accordance with the Company’s stock repurchase program, 43,700 shares of the Company’s outstanding stock were repurchased during the period for $1.0 million. On March 19, 2020, the Company temporarily suspended its stock repurchase plan.

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

	For the Three Months Ended September 30,
	2020			2019
	Average			Average
	Outstanding			Outstanding
	Balance	Interest	Yield/ Rate	Balance	Interest	Yield/ Rate
Interest-earning assets:
Loans	$749,232	$7,744	4.07%	$734,111	$8,239	4.42%
Investment and mortgage-backed securities	170,585	956	2.24%	164,848	1,086	2.63%
FHLB and other restricted stock	8,844	134	6.01%	7,727	147	7.55%
Interest-earning deposits	59,275	17	0.11%	15,874	90	2.27%
Total interest-earning assets	987,936	8,851	3.54%	922,560	9,562	4.09%
Noninterest-earning assets	67,686			65,755
Total assets	$1,055,622			$988,315
Interest-bearing liabilities:
Savings accounts	$161,819	42	0.10%	$144,549	55	0.15%
Time deposits	227,880	1,087	1.89%	246,542	1,340	2.16%
Money market accounts	116,205	59	0.20%	105,728	349	1.31%
Demand and NOW accounts	130,775	54	0.16%	105,085	74	0.28%
Total interest-bearing deposits	636,679	1,242	0.77%	601,904	1,818	1.20%
Borrowings	101,539	521	2.05%	106,328	577	2.14%
Securities sold under agreements to repurchase	8,267	3	0.14%	3,192	3	0.37%
Total interest-bearing liabilities	746,485	1,766	0.94%	711,424	2,398	1.34%
Noninterest-bearing deposits	160,842			132,278
Noninterest-bearing liabilities	4,936			3,620
Total liabilities	912,263			847,322
Stockholders' equity	143,359			140,993
Total liabilities and stockholders' equity	$1,055,622			$988,315

Net interest income		$7,085			$7,164
Net interest rate spread (1)			2.60%			2.75%
Net interest-earning assets (2)	$241,451			$211,136
Net interest margin (3)			2.85%			3.08%
Average interest-earning assets to interest-bearing liabilities	132.35%			129.75%
(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Nine Months Ended September 30,
	2020			2019
	Average			Average
	Outstanding			Outstanding
	Balance	Interest	Yield/ Rate	Balance	Interest	Yield/ Rate
Interest-earning assets:
Loans	$735,122	$23,236	4.18%	$733,082	$24,426	4.42%
Investment and mortgage-backed securities	161,607	2,848	2.35%	159,163	3,205	2.69%
FHLB and other restricted stock	8,209	368	5.97%	7,703	476	8.25%
Interest-earning deposits	48,888	119	0.32%	15,021	268	2.39%
Total interest-earning assets	953,826	26,571	3.68%	914,969	28,375	4.11%
Noninterest-earning assets	68,828			65,651
Total assets	$1,022,654			$980,620
Interest-bearing liabilities:
Savings accounts	$148,958	138	0.12%	141,446	165	0.16%
Time Deposits	233,340	3,552	2.03%	246,920	3,895	2.11%
Money market accounts	115,186	381	0.44%	104,634	921	1.18%
Demand and NOW accounts	120,440	162	0.18%	104,432	221	0.28%
Total interest-bearing deposits	617,924	4,233	0.91%	597,432	5,202	1.16%
Borrowings	103,599	1,608	2.07%	104,197	1,684	2.15%
Securities sold under agreements to repurchase	6,230	10	0.22%	3,573	13	0.50%
Total interest-bearing liabilities	727,753	5,851	1.07%	705,202	6,899	1.30%
Noninterest-bearing deposits	148,527			132,397
Noninterest-bearing liabilities	3,836			3,069
Total liabilities	880,116			840,668
Stockholders' equity	142,538			139,952
Total liabilities and stockholders' equity	$1,022,654			$980,620

Net interest income		$20,720			$21,476
Net interest rate spread (1)			2.61%			2.81%
Net interest-earning assets (2)	$226,073			$209,767
Net interest margin (3)			2.89%			3.14%
Average interest-earning assets to interest-bearing liabilities	131.06%			129.81%
(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended September 30, 2020 and 2019

General. Net income for the quarter ended September 30, 2020 was $2.2 million compared to $2.5 million for the quarter ended September 30, 2019, a decrease of $227,000, or 9.2%.  Net income for the quarter ended September 30, 2020 was significantly impacted by expenses of $553,000 ($544,000 after tax) related to the pending merger with Dollar Mutual Bancorp.  Excluding the after tax impact of the merger-related expenses, net income would have been $2.8 million.  Earnings per share for the current period was $0.49 for basic and $0.49 for fully diluted ($0.61 and $0.61, respectively, excluding the merger-related expenses) compared to $0.54 for basic and $0.53 for fully diluted for the same period in 2019.

The Company’s annualized return on average assets (ROA) and annualized return on average equity (ROE) for the quarter ended September 30, 2020 were 0.84% and 6.19%, respectively, (1.05% and 7.70%, respectively, excluding the merger-related expenses) compared to 0.99% and 6.93%, respectively, for the quarter ended September 30, 2019.

Net Interest Income. Net interest income for the quarter ended September 30, 2020 was $7.1 million, a decrease of 1.1%, compared to $7.2 million for the quarter ended September 30, 2019. The decrease was primarily the result of a decrease in the yield on interest-earning assets partially offset by a decrease in the cost of interest-bearing liabilities and an increase in the balance of interest-earning assets. The net interest rate spread and net interest margin were 2.60% and 2.85%, respectively, for the three months ended September 30, 2020, compared to 2.75% and 3.08%, respectively, for the three months ended September 30, 2019.

Interest and Dividend Income. Total interest and dividend income decreased $711,000, or 7.4%, to $8.9 million for the three months ended September 30, 2020 compared to $9.6 million for the three months ended September 30, 2019. The decrease was primarily the result of a 55 basis point decrease in the average yield on interest-earning assets to 3.54% for the three months ended September 30, 2020 from 4.09% for the same period in the prior year as a result of lower short-term interest rates.  The decrease in total interest and dividend income resulting from the decrease in the average yield was partially offset by an increase in the average balance of interest-earning assets of $65.4 million, or 7.1%, to $987.9 million for the three months ended September 30, 2020 compared to the same period in the prior year.

Interest income on loans decreased $495,000, or 6.0%, to $7.7 million for the three months ended September 30, 2020 compared to $8.2 million for the three months ended September 30, 2019. The decrease was primarily the result of a 35 basis point decrease in the average yield on loans receivable to 4.07% for the three months ended September 30, 2020 from 4.42% for the same period in the prior year.  The decrease in interest income resulting from the decrease in the average yield was partially offset by an increase in the average balance of loans receivable of $15.1 million, or 2.1%, to $749.2 million for the three months ended September 30, 2020 compared to the same period in the prior year.

Interest income on investment and mortgage-backed securities decreased $130,000, or 12.0%, to $956,000 for the three months ended September 30, 2020 compared to $1.1 million for the three months ended September 30, 2019. The decrease was primarily the result of a 39 basis point decrease in the average yield earned on investment and mortgage-backed securities to 2.24% for the quarter ended September 30, 2020 from 2.63% for the same period in the prior year.  Interest income for the quarter ended September 30, 2020 included $48,000 of accelerated accretion on an agency security called during the period which inflated the average yield on investment and mortgage-backed securities by 11 basis points for the current period.  The decrease in interest income resulting from the decrease in the average yield was partially offset by an increase in the average balance of investment and mortgage-backed securities of $5.7 million, or 3.5%, to $170.6 million for the three months ended September 30, 2020 compared to the same period in the prior year.

Dividend income on FHLB and other restricted stock decreased $13,000, or 8.8%, to $134,000 for the three months ended September 30, 2020 compared to $147,000 for the three months ended September 30, 2019. The decrease primarily resulted from a 154 basis point decrease in the average yield to 6.01% for the three months ended September 30, 2020 from 7.55% for the same period in the prior year.  The FHLB decreased the dividend yield on both activity and membership stock as of the first quarter of 2020.  The decrease in interest income resulting from the decrease in the average yield was partially offset by an increase in the average balance of FHLB stock and other restricted stock of $1.1 million, or 14.5%, to $8.8 million for the three months ended September 30, 2020 compared to the same period in the prior year.

Interest income on interest-earning deposits decreased $73,000, or 81.1%, to $17,000 for the three months ended September 30, 2020 compared to $90,000 for the three months ended September 30, 2019. The decrease was primarily the result of a 216 basis point decrease in the average yield on interest-earning deposits to 0.11% for the three months ended September 30, 2020 from 2.27% for the same period in the prior year as a result of lower short-term interest rates.  The decrease in interest income resulting from the decrease in the average yield was partially offset by an increase in the average balance of interest-earning deposits of $43.4 million, or 273.4%, to $59.3 million for the three months ended September 30, 2020 compared to the same period in the prior year.

Interest Expense. Total interest expense decreased $632,000, or 26.4%, to $1.8 million for the three months ended September 30, 2020 compared to $2.4 million for the three months ended September 30, 2019. The decrease was primarily the result of a 40 basis point decrease in the average cost of interest-bearing liabilities to 0.94% for the three months ended September 30, 2020 from 1.34% for the three months ended September 30, 2019 as a result of lower short-term interest rates.

Interest expense on deposits decreased $576,000, or 31.7%, to $1.2 million for the three months ended September 30, 2020 from $1.8 million for the three months ended September 30, 2019. The decrease was primarily the result of a 43 basis point decrease in the average cost of interest-bearing deposits to 0.77% for the three months ended September 30, 2020 from 1.20% for the same period in the prior year due to lower short-term interest rates. Additionally, the average balance of time deposits decreased $18.7 million, or 7.6%, for the three months ended September 30, 2020 compared to the same period in the prior year.  Partially offsetting those decreases was an increase in the average balance of savings, money market, and demand and NOW deposit accounts of $17.3 million or 12.0%, $10.5 million or 9.9%, and $25.7 million or 24.5%, respectively, for the three months ended September 30, 2020 compared to the same period in the prior year.

Interest expense on borrowed funds decreased $56,000, or 9.7%, to $524,000 for the three months ended September 30, 2020 from $580,000 for the three months ended September 30, 2019. The decrease was primarily the result of a nine basis point decrease in the average cost of borrowings to 2.05% for the three months ended September 30, 2020 from 2.14% for the same period in the prior year.  The decrease in the average cost of borrowed funds was primarily the result of new FHLB advances being entered into during the first quarter 2020 at rates lower than the average rate on existing borrowings as well as maturities during the quarter ended September 30, 2020.  Additionally, there was a decrease in the average balance of borrowings of $4.8 million, or 4.5%, to $101.5 million for the three months ended September 30, 2020 compared to the same period in the prior year.

Provision for Loan Losses. Provision for loan losses increased $114,000, or 44.9%, to $368,000 for the three months ended September 30, 2020 compared to $254,000 for the three months ended September 30, 2019.  In management’s judgment, the allowance for loan losses is at a sufficient level that reflects the losses inherent in the loan portfolio relative to loan mix, economic conditions and historical loss experience.  The increased provision for loan losses for the quarter ended September 30, 2020 was impacted by the increasing concern over the pandemic’s impact on the local, regional and national economy as well as the hotel sector where it was determined necessary to build reserves.  See Footnote 9 in the Notes to Consolidated Financial Statements (Unaudited) for additional information.

Noninterest Income. Noninterest income increased $497,000, or 33.4%, to $2.0 million for the three months ended September 30, 2020 compared to $1.5 million for the three months ended September 30, 2019. The increase was primarily the result of a $710,000, or 910.3%, increase in loan sale gains and referral fees for the three months ended September 30, 2020 compared to the same period in the prior year. The increase in loan sale gains and referral fees was reflective of the Bank’s business strategy to continue to expand its product mix and capacity to sell residential loans in the secondary mortgage market.  The increase in noninterest income resulting from the increase in loan sale gains and referral fees was partially offset by a $173,000, or 92.5%, decrease in other income for the three months ended September 30, 2020 compared to the same period in the prior year.  The higher other income in the prior period was the result of income received from the assignment of a note that was charged off against the specific credit mark established at the date of merger with Allegheny Valley Bank.

Noninterest Expenses. Noninterest expenses totaled $6.0 million for the quarter ended September 30, 2020, compared to $5.2 million for the quarter ended September 30, 2019.  Excluding the merger-related expenses of $553,000, noninterest expenses increased $177,000, or 3.4%, to $5.4 million for the quarter ended September 30, 2020 compared to $5.2 million for the quarter ended September 30, 2019. The increase in noninterest expenses other than merger-related expenses was primarily the result of increases in Federal deposit insurance and compensation and employee benefit expenses of $99,000, or 309.4%, and $49,000, or 1.6%, respectively, for the three months ended September 30, 2020 compared to the same period in the prior year.  The lower federal deposit insurance in the prior period was due to the application of small bank credits.

Income Tax Expense. The Company recorded a provision for income tax of $508,000 for the three months ended September 30, 2020 compared to $707,000 for the three months ended September 30, 2019. The decrease in income tax was primarily the result of a decrease in taxable income as well as a lower effective tax rate for the period. The effective tax rate was 18.5% for the three months ended September 30, 2020 compared to 22.3% for the three months ended September 30, 2019.

Comparison of Operating Results for the Nine Months Ended September 30, 2020 and 2019

General. Net income for the nine months ended September 30, 2020 was $4.5 million compared to $6.7 million for the nine months ended September 30, 2019, a decrease of $2.2 million, or 33.4%.  Year to date merger-related expenses were $553,000 ($544,000 after tax) related to the pending merger with Dollar Mutual Bancorp.  Excluding the after tax impact of the merger-related expenses, net income would have been $5.0 million.  Earnings per share for the current period was $0.99 for basic and $0.97 for fully diluted ($1.11 and $1.09, respectively, excluding the merger-related expenses) compared to $1.45 for basic and $1.42 for fully diluted for the same period in 2019.

The Company’s annualized return on average assets (ROA) and return on average equity (ROE) for the nine months ended September 30, 2020 were 0.58% and 4.19%, respectively, (0.65% and $4.70%, respectively, excluding the merger-related expenses) compared to 0.92% and 6.43%, respectively, for the same period in 2019.

Net Interest Income. Net interest income for the nine months ended September 30, 2019 was $20.7 million, a decrease of 3.5%, compared to $21.5 million for the nine months ended September 30, 2019. The decrease was primarily the result of a decrease in the yield on interest-earning assets partially offset by a decrease in the cost of interest-bearing liabilities and an increase in the balance of interest-earning assets.  The net interest rate spread and net interest margin were 2.61% and 2.89%, respectively, for the nine months ended September 30, 2020, compared to 2.81% and 3.14%, respectively, for the nine months ended September 30, 2019.

Interest and Dividend Income. Total interest and dividend income decreased by $1.8 million, or 6.4%, to $26.6 million for the nine months ended September 30, 2020 compared to $28.4 million for the nine months ended September 30, 2019. The decrease was primarily the result of a 43 basis point decrease in the average yield on interest-earning assets to 3.68% due to lower short-term interest rates for much of the nine months ended September 30, 2020 from 4.11% for the same period in the prior year. The decrease in total interest and dividend income resulting from the decrease in the average yield was partially offset by an increase in the average balance of interest-earning assets of $38.9 million, or 4.3%, to $953.8 million for the nine months ended September 30, 2020 compared to the same period in the prior year.

Interest income on loans decreased $1.2 million, or 4.9%, to $23.2 million for the nine months ended September 30, 2020 compared to $24.4 million for the nine months ended September 30, 2019. The decrease was primarily the result of an 24 basis point decrease in the average yield on loans receivable to 4.18% for the nine months ended September 30, 2020 from 4.42% for the same period in the prior year.  The decrease in interest income resulting from the decrease in the average yield was partially offset by an increase in the average balance of loans receivable of $2.0 million, or 0.3%, to $735.1 million for the nine months ended September 30, 2020 compared to the same period in the prior year.

Interest income on investment and mortgage-backed securities decreased by $357,000, or 11.1%, to $2.8 million for the nine months ended September 30, 2020 compared to $3.2 million for the nine months ended September 30, 2019. The decrease was primarily the result of a 34 basis point decrease in the average yield earned on investment and mortgage-backed securities to 2.35% for the nine months ended September 30, 2020 from 2.69% for the same period in the prior year. Interest income for the nine months ended September 30, 2020 included $48,000 of accelerated accretion on an agency security called during the third quarter which inflated the average yield on investment and mortgage-backed securities by four basis points for the current period. The decrease in interest income resulting from the decrease in the average yield was partially offset by an increase in the average balance of investment and mortgage-backed securities of $2.4 million, or 1.5%, to $161.6 million for the nine months ended September 30, 2020 compared to the same period in the prior year.

Interest income on FHLB stock and other restricted stock decreased $108,000, or 22.7%, to $368,000 for the nine months ended September 30, 2020 compared to $476,000 for the nine months ended September 30, 2019. The decrease was primarily the result of a 228 basis point decrease in the average yield to 5.97% for the nine months ended September 30, 2020 from 8.25% for the same period in the prior year. The FHLB decreased the dividend yield on both activity and membership stock as of the first quarter of 2020.  The true up that was required for the dividend received was booked in the second quarter of 2020.  The decrease in interest income resulting from the decrease in the average yield was partially offset by an increase in the average balance of FHLB stock and other restricted stock of $506,000, or 6.6%, to $8.2 million for the nine months ended September 30, 2020 compared to the same period in the prior year.

Interest income on interest-earning deposits decreased $149,000, or 55.6%, to $119,000 for the nine months ended September 30, 2020 compared to $268,000 for the nine months ended September 30, 2019. The decrease was primarily the result of a 207 basis point decrease in the average yield on interest-earning deposits to 0.32% due to lower short-term interest rates for much of the nine months ended September 30, 2020 from 2.39% for the same period in the prior year.  The decrease in interest income resulting from the decrease in the average yield was partially offset by an increase in the average balance of interest-earning deposits of $33.9 million, or 225.5%, to $48.9 million for the nine months ended September 30, 2020 compared to the same period in the prior year.

Interest Expense. Total interest expense decreased $1.0 million, or 15.2%, to $5.9 million for the nine months ended September 30, 2020 from $6.9 million for the nine months ended September 30, 2019. The decrease was primarily the result of a 23 basis point decrease in the average cost of interest-bearing liabilities to 1.07% due to lower short-term interest rates for much of the nine months ended September 30, 2020 from 1.30% for the same period in the prior year.

Interest expense on deposits decreased $969,000, or 18.6%, to $4.2 million for the nine months ended September 30, 2020 from $5.2 million for the nine months ended September 30, 2019. The decrease was primarily the result of a 25 basis point decrease in the cost of interest-bearing deposits to 0.91% due to lower short-term interest rates for much of the nine months ended September 30, 2020 from 1.16% for the same period in the prior year.  Additionally, the average balance of time deposits decreased $13.6 million, or 5.5%, for the nine months ended September 30, 2020 compared to the same period in the prior year.  Partially offsetting those decreases was an increase in the average balance of demand and NOW deposit accounts, money market accounts, and savings accounts of $16.0 million or 15.3%, $10.6 million or 10.1%, and $7.5 million or 5.3%, respectively, for the nine months ended September 30, 2020 compared to the same period in the prior year.

Interest expense on borrowed funds decreased $79,000, or 4.7%, to $1.6 million for the nine months ended September 30, 2020 from $1.7 million for the nine months ended September 30, 2019.  The decrease was primarily the result of an eight basis point decrease in the average cost of borrowings to 2.07% for the nine months ended September 30, 2020 from 2.15% for the same period in the prior year.  The decrease in the average cost of borrowed funds was primarily the result of new FHLB advances being entered into at rates lower than the average rate on existing borrowings as well as maturities during the period.  Additionally, there was a decrease in the average balance of borrowings of $598,000, or 0.6%, to $103.6 million for the nine months ended September 30, 2020 compared to the same period in the prior year.

Provision for Loan Losses. Provision for loan losses increased $2.0 million, or 366.5%, to $2.5 million for the nine months ended September 30, 2020 compared to $544,000 for the nine months ended September 30, 2019. In management’s judgment, the allowance for loan losses is at a sufficient level that reflects the losses inherent in the loan portfolio relative to loan mix, economic conditions and historical loss experience.  The increased provision for loan losses for the nine months ended September 30, 2020 was impacted by the increasing concern over the pandemic’s impact on the local, regional and national economy as well as the hotel sector where it was determined necessary to build reserves.  See Footnote 9 in the Notes to Consolidated Financial Statements (Unaudited) for additional information.

Noninterest Income. Noninterest income increased $135,000, or 3.6%, to $3.9 million for the nine months ended September 30, 2020 compared to $3.7 million for the nine months ended September 30, 2019. The increase was primarily the result of a $1.1 million, or 693.1%, increase in loan sale gains and referral fees for the nine months ended September 30, 2020. The increase in loan sale gains and referral fees was reflective of the Bank’s business strategy to continue to expand its product mix and capacity to sell residential loans in the secondary mortgage market.  The increase in noninterest income resulting from the increase in residential loan sale gains and referral fees was partially offset by a change in net equity securities fair value adjustments from a gain of $155,000 for the nine months ended September 30, 2019 to a loss of $703,000 for the nine months ended September 30, 2020 related to fluctuations in the market prices of the community bank stocks held in the investment portfolio due to the current economic environment.

Noninterest Expenses. Noninterest expenses totaled $16.7 million for the nine months ended September 30, 2020, compared to $16.1 million for the nine months ended September 30, 2019.  Excluding merger-related expenses of $553,000, noninterest expenses would have remained relatively stable totaling $16.1 million for both nine month periods.  Other operating expenses increased $177,000, or 5.7%, which were partially offset by a decrease in core deposit amortization of $120,000, or 24.9%, during the nine months ended September 30, 2020 compared to the same period in the prior year.

Income Tax Expense. The Company recorded a provision for income tax of $876,000 for the nine months ended September 30, 2020 compared to $1.8 million for the nine months ended September 30, 2019. The decrease was primarily the result of a decrease in taxable income as well as a lower effective tax rate for the period.  The effective tax rate was 16.3% for the nine months ended September 30, 2020 compared to 21.4% for the nine months ended September 30, 2019.

Non-Performing and Problem Assets

The table below sets forth the amounts and categories of non-performing assets at the dates indicated (dollars in thousands).

	September 30,	December 31,
	2020	2019
Non-accrual loans:
One-to-four family residential and construction	$2,118	$2,067
Commercial real estate and construction	1,304	311
Home equity loans and lines of credit	236	272
Commercial business	72	60
Other	3	6
Total nonaccrual loans	3,733	2,716
Loans past due 90 days and still accruing	—	—
Total non-performing loans	3,733	2,716
Foreclosed real estate	497	404
Total non-performing assets	$4,230	$3,120

Ratios:
Non-accrual loans to total loans	0.50%	0.38%
Non-performing loans to total loans	0.50%	0.38%
Non-performing assets to total assets	0.40%	0.32%
Allowance for loan losses to non-performing loans	196.76%	179.75%

As of September 30, 2020 and December 31, 2019, there were two loans modified as TDRs.  Loans in the process of foreclosure totaled $1.8 million at September 30, 2020.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. The Company’s primary sources of funds consist of deposit inflows, loan repayments and sales, advances and short-term borrowings from the FHLB, repurchase agreements and maturities, principal repayments and sales of available-for-sale securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general market interest rates, economic conditions and competition. The Company’s Asset/Liability Management Committee, under the direction of the Chief Financial Officer, is responsible for establishing and monitoring liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the funding needs of the Company including borrowing needs and deposit withdrawals of the Bank’s customers as well as unanticipated contingencies. At September 30, 2020, the Company’s cash and cash equivalents amounted to $66.2 million. Management believes there are sufficient sources of liquidity to satisfy short- and long-term liquidity needs as of September 30, 2020.

Time deposits due within one year of September 30, 2020 totaled $107.3 million, or 13.3% of total deposits. If these deposits do not remain with the Bank, it may be required to seek other sources of funds, including loan and securities sales, repurchase agreements and FHLB advances and short-term borrowings. The Company believes, however, based on historical experience and current market interest rates, it will retain upon maturity a large portion of time deposits with maturities of one year or less.  The Company’s maximum borrowing capacity at the FHLB at September 30, 2020 was $401.9 million.

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

Stockholders’ equity increased $2.4 million, or 1.7%, to $144.3 million at September 30, 2020 from $141.8 million at December 31, 2019. The increase was a result of net income of $4.5 million earned during the nine months ended September 30, 2020 and a $1.1 million increase in accumulated other comprehensive income related to changes in the fair value of available for sale debt securities during the period. Those increases were partially offset by $3.0 million in dividends paid during the period. Additionally, in accordance with the Company’s stock repurchase program, 43,700 shares of the Company’s outstanding stock were repurchased during the period for $1.0 million. On March 19, 2020, the Company temporarily suspended its stock repurchase plan.

Current regulatory requirements specify that the Bank and similar institutions must maintain regulatory capital sufficient to meet tier 1 leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios of at least 4.00%, 4.50%, 6.00% and 8.00%, respectively. At September 30, 2020, the Bank was in compliance with all regulatory capital requirements with ratios of 11.03%, 16.79%, 16.79% and 17.88%, respectively, and was considered “well capitalized” under regulatory guidelines.

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies have adopted a rule to establish for institutions with assets of less than $10 billion that meet other specified criteria a “community bank leverage ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) that such institutions may elect to utilize in lieu of the generally applicable leverage and risk-based capital requirements noted above. The federal banking agencies adopted 9% as the applicable ratio, however, in response to COVID-19, they temporarily reduced the ratio to 8% effective March 31, 2020. Institutions with capital meeting the specified requirements and electing to follow the alternative framework will be considered compliant with all applicable regulatory capital and leverage requirements, including the requirement to be “well capitalized.” The Bank did not utilize the community bank leverage ratio framework in its September 30, 2020 Call Report and maintains the right to opt-in or opt-out of the framework in any subsequent quarter.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, the Company routinely is a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans the Bank makes. At September 30, 2020, there were $128.7 million in loan commitments outstanding of which $64.2 million were for commercial loans and lines, $34.0 million were for one- to four-family and construction loans, and $30.5 million were for standby letters of credit and other commitments including consumer overdraft lines.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2020, an evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the President and Chief Executive Officer, and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2020.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2020, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15-d15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.           Legal Proceedings

At September 30, 2020, the Company was not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business. At September 30, 2020, the Company was not involved in any legal proceedings, the outcome of which management believes would be material to the Company’s financial condition or results of operations.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of common stock of the Company during the second quarter of 2020:

Maximum
			Total Number of	Number of
			Shares Purchased	Shares That May
			as Part of	Yet Be
			Publically	Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans or
Period	Shares Purchased	Paid Per Share	or Programs	Programs (1)
July 1-31, 2020	—	$—	—	230,000
August 1-31, 2020	—	—	—	230,000
September 1-30, 2020	—	—	—	230,000
Totals	—	$—	—
(1)	On January 29, 2020, the Company announced that its Board of Directors approved a new stock repurchase program. Pursuant to the new stock repurchase program, the Company may repurchase up to 230,000 shares of its common stock, or approximately 5% of its current outstanding shares. The stock repurchase program may be carried out through open market purchases, block trades, negotiated private transactions or pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission rules. The stock may be repurchased on an ongoing basis and will be subject to the availability of stock, general market conditions, the trading prices of the stock, alternative uses for capital and the Company’s financial performance. On March 19, 2020, the Company temporarily suspended its stock repurchase plan. To date, no shares have been repurchased under this program.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Mine Safety Disclosures

Not applicable.

Item 5.           Other Information

None.

Item 6.           Exhibits

Exhibit
Number	Description

2.1	Agreement and Plan of Merger dated September 24, 2020 by and among Standard AVB Financial Corp., Dollar Mutual Bancorp, and Dollar Acquisition Sub, Inc. (1)

3.1	Articles of Incorporation of Standard AVB Financial Corp., as amended (2)

3.2	Amended and Restated Bylaws of Standard AVB Financial Corp. (3)

4.1	Form of common stock certificate of Standard AVB Financial Corp. (4)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials for the three and nine months ended September 30, 2020, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition, (ii) Statements of Income, (iii) Statements of Comprehensive Income, (iv) Statements of Changes in Stockholder’s Equity, (v) Statements of Cash Flows, and (vi) Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and continued in Exhibit 101)
(1)	Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K as filed with the Securities and Exchange Commission on September 25, 2020.
(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K as filed with the Securities and Exchange Commission on August 24, 2017.
(3)	Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K as filed with the Securities and Exchange Commission on February 26, 2020.
(4)	Incorporated by reference to Exhibit 4 to the Company’s Annual Report on Form 10-K, as filed on April 2, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD AVB FINANCIAL CORP.

Date: November 9, 2020	/s/ Andrew W. Hasley
Andrew W. Hasley
President and Chief Executive Officer

Date: November 9, 2020	/s/ Susan A. Parente
Susan A. Parente
Executive Vice President and Chief Financial Officer