Form 10-K
period 2020-12-31
Standard AVB Financial Corp.
filed 2021-03-31
CIK 1492915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ◻ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ◻

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of  “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻	Non-accelerated filer ☑	Smaller reporting company ☑

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attention to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public account firm that prepared or issued its annual report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of March 29, 2021, there were issued and outstanding 4,773,995 shares of the Registrant’s Common Stock.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sales price on March 29, 2021 was $155.9 million.

Standard AVB Financial Corp.

Annual Report on Form 10-K

For The Year Ended

December 31, 2020

PART I

ITEM 1. Business

Forward-Looking Statements

This annual report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may” and words of similar meaning. These forward-looking statements include, but are not limited to:

●	statements of our goals, intentions and expectations;
●	statements regarding our business plans, prospects, growth and operating strategies;
●	statements regarding the asset quality of our loan and investment portfolios; and
●	estimates of our risks and future costs and benefits.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	general economic conditions, either nationally or in our market areas, that are worse than expected;
●	the scope and duration of the COVID-19 pandemic, including the effects on the Company’s credit quality and operations as well as its impact on general economic conditions;
●	legislative and regulatory changes, including actions taken by governmental authorities in response to the COVID-19 pandemic;
●	changes in interest rates, deposit flows, the cost of funds, demand for loan products and the demand for financial services, in each case as may be affected by the COVID-19 pandemic;
●	competition among depository and other financial institutions;
●	inflation and changes in the interest rate environment that reduce our margin or reduce the fair value of financial instruments;
●	adverse changes in the securities markets;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	our ability to successfully integrate acquired entities, if any;

●	changes in consumer spending, borrowing and savings habits;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission (the “SEC”) and the Public Company Accounting Oversight Board;
●	changes in our organization, compensation and benefit plans;
●	changes in our financial condition or results of operations that reduce capital available to pay dividends; and
●	changes in the financial condition or future prospects of issuers of securities that we own.

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

On a consolidated basis, as of December 31, 2020, Standard AVB Financial Corp. had total assets of $1.1 billion, total loans receivable, net of  $734.8 million, total deposits of  $809.2 million and stockholders’ equity of  $146.0 million.

Standard Bank

The Bank is a Pennsylvania chartered savings bank headquartered in Murrysville, Pennsylvania with executive offices in Monroeville, Pennsylvania. The Bank was organized in 1913, and reorganized into the mutual holding company structure in 1998. Following the completion of a stock conversion in 2010, the Bank became the wholly owned subsidiary of Standard. The Bank provides financial services to individuals, families and businesses through seventeen banking offices located in Allegheny, Westmoreland and Bedford counties in Pennsylvania and Allegany County, Maryland.

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

Merger

On September 25, 2020 the Company and Dollar Mutual Bancorp (“Dollar”) announced they had entered into a definitive agreement under which Dollar will acquire the Company in an all cash transaction valued at approximately $158.0 million. The Company’s stockholders will receive $33.00 for each share of Company common stock that they own. The transaction was approved by the Company’s stockholders on January 19, 2021 and is expected to close in the first half of 2021. However, it is possible that factors outside the control of both companies, including whether or when the required regulatory approvals will be received, could result in the merger being completed at a different time or not at all. In connection with the acquisition, the Company had incurred $1.1 million ($1.0 million after tax) of merger-related expenses for the year ended December 31, 2020, primarily legal and investment banker costs, which are included in the Consolidated Statements of Income.

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

Market Area

The Company, with total assets of  $1.1 billion at December 31, 2020, is the parent company of the Bank, a Pennsylvania chartered savings bank which operates seventeen offices serving individuals and small to mid-sized businesses in Allegheny, Westmoreland, and Bedford counties in Pennsylvania and Allegany County in Maryland. The Bank is a member of the Federal Deposit Insurance Corporation (“FDIC”) and an Equal Housing Lender.

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

Unemployment rates have increased substantially due to the COVID-19 pandemic. Any significant reduction in the unemployment rate will be largely dependent on the rollout of the vaccines and the inoculation of a large percentage of the public.

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

The population in the Bank’s market area as well as both Pennsylvania and Maryland has been relatively stable over the last several years while increasing at the national level. The median age in some counties in the Bank’s market area is significantly older than that of the nation and respective states. Areas outside of Allegheny County, Pennsylvania continue to increase in median age, however, the median age has declined in the greater Pittsburgh area due to neighborhood revitalization along with an influx of technology jobs that have attracted a younger demographic. Nonetheless, there remains a significant difference in the median age between some of the Bank’s market area and that of Pennsylvania, Maryland, and the nation; the largest disparity being over eight years between Westmoreland County, Pennsylvania and the nation.

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

The Bank’s deposit sources are primarily concentrated in the communities surrounding its community banking offices, located in the Pennsylvania counties of Allegheny, Westmoreland and Bedford and Allegany County, Maryland. As of December 31, 2020, the Bank ranked 16th in deposit market share out of 34 bank and thrift institutions with offices in Allegheny County, Pennsylvania with a market share of 0.3%, 9th in deposit market share out of 25 bank and thrift institutions in Westmoreland County, Pennsylvania with a market share of 2.7%, 8th in deposit market share out of 9 bank and thrift institutions in Bedford County, Pennsylvania, with a market share of 3.2% and 4th in deposit market share out of 4 bank and thrift institutions in Allegany County, Maryland with a market share of 11.5%

Lending Activities

The Bank’s primary lending activities are the origination of commercial real estate loans, commercial business loans, one- to four-family residential mortgage loans and home equity loans and lines of credit. To a lesser extent, the Bank also originates construction loans and consumer loans.

Commercial Real Estate Loans. At December 31, 2020, $375.6 million, or 50.6%, of the Bank’s total loan portfolio, consisted of commercial real estate loans. Properties securing the Bank’s commercial real estate loans primarily include loans to lessors of residential buildings and dwellings, lessors of non-residential buildings, properties for single family home construction, small office buildings and warehouse/industrial facilities. The Bank generally seeks to originate commercial real estate loans with initial principal balances not to exceed $6.0 million. Substantially all of the Bank’s commercial real estate loans are secured by properties located in its primary market area. At December 31, 2020, the Bank’s largest commercial real estate loan relationship (consisting of two separate $4.0 million commercial real estate loans) had a combined principal balance of  $8.0 million and was secured by one apartment complex and one commercial office building. These two loans were performing in accordance with their terms and conditions at December 31, 2020.

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

Commercial Business Loans. The Bank makes various types of secured and unsecured commercial business loans to customers in its market area for working capital and other general business purposes. The terms of these loans generally range from less than one year to a maximum of ten years. The loans are either negotiated on a fixed-rate basis or carry adjustable interest rates indexed to a market rate index. The Bank generally seeks to originate loans to small- and medium-size businesses with principal balances between $50,000 and $5.0 million. At December 31, 2020, the Bank had commercial business loans outstanding of $78.0 million, or 10.5% of the total loan portfolio. Included in the $78.0 million were Paycheck Protection Program loans of $37.7 million. See “The Paycheck Protection Program” for additional information.

Commercial credit decisions are based upon the Bank’s credit assessment of the loan applicant. The Bank evaluates the applicant’s ability to repay in accordance with the proposed terms of the loan and the Bank assesses the risks involved. Personal guarantees of the principals are typically obtained. In addition to evaluating the loan applicant’s financial statements, the Bank considers the adequacy of the primary and secondary sources of repayment for the loan and debt service coverage. Credit agency reports of the applicant’s personal credit history supplement the Bank’s analysis of the applicant’s creditworthiness. Collateral supporting a secured transaction is also analyzed to determine its value and marketability. Commercial business loans generally carry higher interest rates than residential loans of like duration due to a higher risk of default as repayment generally depends on the successful operation of the borrower’s business and the sufficiency of any collateral. At December 31, 2020, the Bank’s largest commercial business loan was to a municipality. The loan had a principal balance of  $3.9 million and was secured by the full faith and credit and taxing authority of the borrower. This loan was performing in accordance with its terms and conditions at December 31, 2020.

One- to Four-Family Residential Mortgage Loans. At December 31, 2020, $192.4 million, or 25.9%, of the Bank’s total loan portfolio, consisted of one- to four-family residential mortgage loans. The Bank offers fixed-rate and adjustable-rate residential mortgage loans with maturities up to 30 years. One- to four-family residential mortgage loans are generally underwritten according to secondary market guidelines, and the Bank refers to loans that conform to such guidelines as “conforming loans.” The Bank generally originates both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which is currently $548,250 for single-family homes. However, loans in excess of  $548,250 (which are referred to as “jumbo loans”) are generally originated for retention in the Bank’s loan portfolio or may be sold servicing released. The Bank’s portfolio maximum loan amount for these loans is generally $750,000. The Bank underwrites jumbo portfolio loans in the same manner as conforming loans. Most of the Bank’s one- to four-family residential mortgage loan originations are generated by its mortgage loan officers.

The Bank will originate loans with loan-to-value ratios in excess of 80%, up to and including a loan-to-value ratio of 97%. The Bank requires private mortgage insurance for loans with loan-to-value ratios in excess of 80%. During the year ended December 31, 2020, the Bank originated $9.6 million of one- to four-family residential mortgage loans with loan-to-value ratios in excess of 80%. The Bank offers special programs for low- and moderate-income home purchasers within low to moderate income census tracts. The property must be located within the Bank’s lending assessment area. Household income must be less than 80% of the median income of the Metropolitan Statistical Area in order to qualify for the special low-to moderate-income program. Loans under this program may be originated up to an 89% loan-to-value. Under this program, for loans exceeding an 80% loan-to-value up to an 89% loan-to-value, mortgage insurance is not required if the borrower’s FICO scores are 700 or greater and the debt to income ratio does not exceed 45%.

The Bank generally sells fixed rate conforming loans with terms greater than 15 years and retains the servicing rights on loans sold to generate fee income. For the year ended December 31, 2020, the Bank recognized loan servicing fees of  $565,000. As of December 31, 2020, the principal balance of loans serviced for others totaled $116.1 million.

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

Home Equity Loans and Lines of Credit. In addition to traditional one- to four-family residential mortgage loans, the Bank offers home equity loans and home equity lines of credit that are secured by the borrower’s primary residence or secondary residence. At December 31, 2020, the Bank’s home equity loans and lines of credit totaled $96.1 million and represented 12.9% of the total loan portfolio. The Bank’s home equity loans are originated with fixed rates of interest and with terms of up to 15 years. Home equity lines of credit have a maximum term of 20 years. The Bank offers interest only lines of credit with a 10-year draw period in which interest is due monthly. After the initial 10-year draw period, the borrower is required to make principal and interest payments based on a 10-year amortization. The Bank’s home equity lines of credit are currently originated with adjustable rates of interest. Home equity loans and lines of credit are generally underwritten with the same criteria that the Bank uses to underwrite one- to four-family residential mortgage loans. For a borrower’s primary residence, home equity loans and lines of credit may be underwritten with a loan-to-value ratio of 89.9% and 85.0%, respectively, when combined with the principal balance of the existing mortgage loan. At the time the Bank closes a home equity loan or line of credit, the Bank records a mortgage to protect its security interest in the underlying collateral. At December 31, 2020 the Bank’s in-house maximum limit for home equity loans and lines of credit was $750,000. Loans over $400,000 require title insurance.

Home equity loans and lines of credit entail greater credit risks compared to the one- to four-family residential mortgage loans the Bank originates, as they typically involve higher loan-to-value ratios. Therefore, any decline in real estate values may have a more detrimental effect on home equity loans and lines of credit compared to one- to four-family residential mortgage loans.

Construction Loans. The Bank makes commercial construction loans for rental properties, commercial buildings and homes built by developers on speculative, undeveloped property. The terms of commercial construction loans are made in accordance with the Bank’s commercial loan policy. Advances on construction loans are made in accordance with a schedule reflecting the cost of construction, but are generally limited to an 80% loan-to-completed-appraised-value ratio. Repayment of construction loans on non-residential properties is normally expected from the property’s eventual rental income, income from the borrower’s operating entity or the sale of the subject property. In the case of income-producing property, repayment is usually expected from permanent financing upon completion of construction. The Bank typically provides the permanent mortgage financing on construction loans. Construction loans are interest-only loans during the construction period, which typically do not exceed 12 months, and convert to permanent, amortizing financing following the completion of construction. At December 31, 2020, commercial construction loans totaled $7.8 million and are included with commercial real estate loans. At December 31, 2020, the additional un-advanced portion of these construction loans totaled $2.4 million.

The Bank makes residential construction loans for one- to four-family owner-occupied properties. Advances on residential construction loans are made in accordance with a schedule reflecting the cost of construction. The terms of residential construction loans are made in accordance with the Bank’s one- to four-family residential lending policy (described under “One- to Four-Family Residential Mortgage Loans”). At December 31, 2020, residential construction loans totaled $200,000 and are included with one-to-four family residential and construction loans. At December 31, 2020, the additional un-advanced portion of these construction loans totaled $300,000.

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

During the year ended December 31, 2020, the Bank sold approximately 86.4% or $68.4 million of the fixed rate one-to-four family mortgage loans it originated. Of that total, 93.7% or $64.1 million had terms greater than 15 years. The loans were originated by the Bank and sold on the secondary market as well as to the Federal Home Loan Bank of Pittsburgh (“FHLB”) through its Mortgage Partnership Finance (“MPF”) program. The Bank also receives fees related to the referral of a loan to a secondary market lender whereby the Bank does not originate the loan. In 2020, the Bank referred $2.2 million of fixed rate one-to-four family mortgage loans. The Bank determines on a loan by loan basis whether or not to retain the loan servicing rights. At December 31, 2020, the Bank was servicing one-to-four family mortgage loans owned by others with a principal balance of  $116.1 million. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. The Bank retains a portion of the interest paid by the borrower on the loans it services as consideration for servicing activities.

From time to time, banks enter into participation agreements with other banks on commercial loans in order to spread credit risk and manage customer expectations. In these circumstances, the Bank will generally follow its customary loan underwriting and approval policies. At December 31, 2020, the Bank had $62.7 million in loan participations bought where another bank was the lead lender. Conversely, the Bank had $5.3 million related to loan participations sold where the Bank acted as the lead lender and serviced the loan relationship.

Loan Approval Procedures and Authority. The Bank’s lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by the Board of Directors. The loan approval process is intended to assess the borrower’s ability to repay the loan and the value of the collateral that will secure the loan. To assess the borrower’s ability to repay, the Bank reviews the borrower’s employment and credit history, and historical and projected income and expenses. The Bank requires “full documentation” on all loan applications. The Bank requires a full appraisal of all real property securing 1st lien residential mortgage loans. The Bank also requires appraisals on home equity loans and lines of credit for loans greater than $250,000 and commercial real estate loans greater than  $500,000. For loan amounts under these thresholds, an appraisal may be required or other objective methods of property valuations are utilized. All appraisers are state-licensed or state-certified appraisers, and it is Bank practice to have local appraisers approved by the Board of Directors annually.

The Bank’s policies and loan approval limits are established by the Board of Directors. The approval authority necessary to decision all loan applications regardless of loan type is based on the resulting total exposure of the relationship. Secured loan requests with a relationship exposure of  $3.0 million or less can be approved by designated individual officers, officers acting together with specific lending approval authority, and/or the Officer Loan Committee. Secured loan requests with a relationship exposure in excess of $3.0 million can be approved by the Board Loan Committee. Unsecured loan requests utilize a similar authority breakdown with the Board Loan Committee decisioning transaction for relationships with unsecured exposures in excess of  $750,000. The Board of Directors approves all loan requests subject to Regulation O, and those that result in a relationship exposure that exceeds the Bank’s internal House Limit. The Bank’s House Limit was $8.9 million at December 31, 2020.

Investments

The Bank’s Investment Committee, which is comprised of the Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Director of Finance and Investment Specialist, has primary responsibility for implementing the

Bank’s Investment Policy, which is established by the Bank’s Audit Committee. The general investment strategies are developed and authorized by the Investment Committee in consultation with the Audit Committee. The Investment Committee is responsible for the execution of specific investment actions. These officers are authorized to execute investment transactions without the Audit Committee’s prior approval (provided the transactions are within the scope of the established Investment Policy). The Investment Policy is reviewed annually by the Investment Committee, and any changes to the policy are subject to approval by the Audit Committee. The overall objectives of the Investment Policy are to maintain a portfolio of high quality and diversified investments to maximize interest income over the long term and to minimize risk, to provide collateral for borrowings, to provide additional earnings when loan production is low, and, when appropriate, to reduce the Bank’s tax liability. The policy dictates that investment decisions give consideration to the safety of principal, liquidity requirements and interest rate risk management. All securities transactions are reported to the Board of Directors on a monthly basis.

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

A periodic review and evaluation of the available for sale and held to maturity securities portfolios is conducted to determine if the fair value of any security has declined below its carrying value and whether such decline is other-than-temporary. At December 31, 2020, all of the Company’s securities were classified as available for sale. The Company’s securities portfolio at December 31, 2020 consisted primarily of securities with the following fair values: $95.5 million of mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises; $80.7 million of municipal obligations; $4.0 million of U.S. government and agency obligations; $5.2 million of corporate bonds and $2.6 million of equity securities. At December 31, 2020, none of the collateral underlying the Company’s securities portfolio was considered subprime or Alt-A. See “Item 7 — Management’s Discussion of Financial Condition and Results of Operations — Balance Sheet Analysis: December 31, 2020 and December 31, 2019 — Investment Securities Portfolio” for a discussion of the recent performance of the Company’s securities portfolio.

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

Borrowings. Borrowings consist of short-term borrowings and long term advances from the FHLB, funds borrowed from customers under repurchase agreements, and financing lease liabilities. At December 31, 2020, there were no FHLB short-term borrowings and long-term advances totaled $86.4 million, or 9.5%, of total liabilities. Repurchase agreements totaled $3.6 million, or 0.4%, of total liabilities. Financing lease liabilities totaled $3.0 million, or 0.3%, of total liabilities at December 31, 2020. At December 31, 2020, the Bank had access to additional FHLB borrowings of up to $315.2 million. Short-term borrowings and long-term advances from the FHLB are collateralized by certain qualifying collateral such as loans, with weighted average collateral values determined by the FHLB equal to at least the unpaid amount of outstanding borrowings. Repurchase agreements are secured by municipal and U.S. government obligations.

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

Human Capital Resources

As of December 31, 2020, the Bank had 141 full time and 11 part time employees. The Bank’s employees are not represented by any collective bargaining group. The success of our business is highly dependent on our employees, who provide value through their dedication to our mission of establishing and maintaining mutually beneficial long-term relationships with customers, businesses, professionals and the communities we serve. Management believes they have a good working relationship with their employees. Our workplace culture is grounded in a set of core values – a concern for others, trust, respect, hard work, and a dedication to our customers and communities. We seek to hire well-qualified employees who are also a good fit for our value system. Our selection and promotion processes are without bias.

We encourage and support the growth and development of our employees and, wherever possible, seek to fill positions by promotion and transfer from within the organization. Continual training and career development is advanced through regular performance discussions between employees and their managers, internally developed training programs, customized corporate training engagements and educational reimbursement programs. Reimbursement is available to employees enrolled in pre-approved degree or certification programs at accredited institutions that teach skills or knowledge relevant to our business, and for seminars, conferences, and other training events employees attend in connection with their job duties.

The safety, health and wellness of our employees is a top priority. While the Company’s banking operations were not restricted by the government stay-at-home orders resulting from the COVID-19 pandemic, the Company took steps to protect its employees and customers by providing for remote working for many employees, enhancing cleaning procedures for the Company’s offices, requiring face masks to be worn by employees and maintaining appropriate social distancing in our offices. The Company continues to assess and monitor the COVID-19 pandemic and will take additional such steps as are necessary to protect its employees and assist its customers during this difficult time.

SUPERVISION AND REGULATION

General

The Bank is supervised and examined by the Pennsylvania Department of Banking and Securities as the issuer of its charter, and by the FDIC as the insurer of its deposits and its primary federal regulator. The Bank is regulated to a lesser extent by the Federal Reserve Board, governing reserves to be maintained against deposits and other matters. The Bank is also subject to consumer protection rules and regulations issued by the Consumer Finance Protection Bureau although, because it has less than $10.0 billion in total consolidated assets, the FDIC and Pennsylvania Department of Banking and Securities are responsible for examining and supervising the Bank’s compliance with these laws. This system of state and federal regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance fund, depositors, and other customers, and not for the protection of security holders. The Bank is periodically examined by the Pennsylvania Department of Banking and Securities and the FDIC to ensure that it satisfies applicable standards with respect to its capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Following examinations, the Pennsylvania Department of Banking and Securities and the FDIC prepare reports for the consideration of the Bank’s Board of Directors on any operating deficiencies. The Bank’s relationship with its depositors is also regulated to a great extent by federal law and, to a lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of the Bank’s loan documents.

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

Dodd-Frank Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), has significantly changed the bank regulatory structure and affected the lending, investment, trading and operating activities of depository institutions and their holding companies. See “Item 1A — Risk Factors — The Dodd-Frank Act may have a material impact on the Bank’s operations and the cost of operations.” Many of the provisions of the Dodd-Frank Act required various federal agencies to promulgate numerous and extensive implementing regulations over a period of years. Although the effect of all of these regulations cannot be completely determined at this time, it is expected that the legislation and implementing regulations will continue to increase the Bank’s operating and compliance costs.

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

Banking Regulation

Pennsylvania Savings Bank Law. The Pennsylvania Banking Code of 1965, as amended (the “Banking Code”), contains detailed provisions governing the organization, operations, corporate powers, savings and investment authority, branching rights and responsibilities of directors, officers and employees of Pennsylvania savings banks. Under the Banking Code, a Pennsylvania savings bank may operate its banking business out of its principal office and may establish and maintain branch offices anywhere in Pennsylvania, or in other states, with the prior approval of the Pennsylvania Department of Banking and Securities. The Banking Code delegates extensive rulemaking power and administrative discretion to the Pennsylvania Department of Banking and Securities in its supervision and regulation of state-chartered savings banks. The Pennsylvania Department of Banking and Securities may order any savings bank to discontinue any violation of law or unsafe or unsound business practice and may direct any trustee, officer, attorney, or employee of a savings bank engaged in an objectionable activity, after the Pennsylvania Department of Banking and Securities has ordered the activity to be terminated, to show cause at a hearing before the Pennsylvania Department of Banking and Securities why such person should not be removed. The Department of Banking and Securities may also appoint a receiver or conservator for an institution in appropriate cases.

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

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement was phased in and became fully effective on December 31, 2020.

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies have adopted a rule to establish for institutions with assets of less than $10 billion that meet other specified criteria a “community bank leverage ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets). Institutions may elect to utilize the community bank leverage ratio in lieu of the generally applicable leverage and risk-based capital requirements noted above. The federal banking agencies adopted 9% as the applicable ratio, however, in response to federal legislation dealing with the effects of COVID-19, the ratio was temporarily reduced to 8% effective March 31, 2020. The agencies established a community bank leverage ratio of 8.5% for calendar 2021 and the ratio will revert to 9% effective January 1, 2022. Institutions with capital meeting the specified requirements and electing to follow the alternative framework are considered compliant with all applicable regulatory capital and leverage requirements, including the requirement to be “well-capitalized” for purposes of prompt corrective action, discussed below. The Bank did not utilize the community bank leverage ratio frame work in its December 31, 2020 Call Report and maintains the right to opt-in or opt-out of the framework in any subsequent quarter.

The Bank is also subject to capital guidelines of the Pennsylvania Department of Banking and Securities. The Pennsylvania Department of Banking and Securities requires 4.0% leverage capital and incorporates the federal risk-based requirements. The components of capital are substantially the same as those defined by the FDIC. At December 31, 2020, the Bank’s capital exceeded all applicable requirements.

Prompt Corrective Action. Under federal regulations, as amended to incorporate the previously referenced revised capital requirements, a bank is considered to be (i) “well capitalized” if it has total risk-based capital of 10.0% or more, Tier 1 risk-based capital of 8.0% or more, common equity Tier 1 risk-based capital of 6.5% or more and Tier 1 leverage capital of 5.0% or more and is not subject to any written capital order or directive; (ii) “adequately capitalized” if it has total risk-based capital of 8.0% or more, Tier 1 risk-based capital of 6.0% or more, common equity Tier 1 risk-based capital of 4.5% or more and Tier 1 leverage capital of 4.0% or more and does not meet the definition of  “well capitalized”; (iii) “undercapitalized” if it has total risk-based capital of less than 8.0%, Tier 1 risk-based capital of less than 6.0%, common equity Tier 1 risk-based capital of 4.5% or less or Tier 1 leverage capital of less than 4.0%; (iv) “significantly undercapitalized” if it has total risk-based capital of less than 6.0%, Tier 1 risk-based capital less than 4.0% common equity Tier 1 risk-based capital of less than 3.0, or Tier 1 leverage capital of less than 3.0%; and (v) “critically undercapitalized” if its ratio of tangible equity to total assets is equal to or less than 2.0%. Federal regulations also specify circumstances under which a federal banking agency may reclassify a well-capitalized institution as adequately capitalized, and may require an adequately capitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). As of December 31, 2020, the Bank was “well-capitalized” for this purpose and exceeded all applicable capital requirements.

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

Loans-to-One-Borrower Limitation. Under applicable regulations, with certain limited exceptions, a Pennsylvania chartered savings bank may lend to a single or related group of borrowers on an “unsecured” basis an amount equal to 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily marketable collateral, which is defined to include certain financial instruments and bullion, but generally does not include real estate. As a prudent lending practice, however, Management and the Board of Directors have established an internal limitation for approval purposes based on the total exposure of a relationship. The formula to determine the Bank’s internal limitation is Tangible Capital times 15% times 50%. This limitation is a rolling number based on the Bank’s capital balance, and is measured at the end of each calendar quarter. The internal limitation as of December 31, 2020 was $8.9 million. Any new loan request that results in an exposure for approval purposes that exceeds this limitation must be presented to the full Board of Directors for decisioning.

Activities and Investments of Insured State-Chartered Banks. Federal law generally limits the types and amounts of equity investments of state-chartered banks insured by the FDIC to those that are permissible for national banks. An insured state bank is not prohibited from, among other things: (i) acquiring or retaining a majority interest in a subsidiary that is engaged in permissible activities; (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation, or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank’s total assets; (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures liability insurance for directors, trustees or officers, or blanket bond group insurance coverage for insured depository institutions; and (iv) acquiring or retaining the voting shares of a depository institution owned exclusively by other depository institutions if certain requirements are met. The direct or indirect activities of a state-chartered bank are similarly generally limited to those of a national bank. Exceptions include where approval is received for the activity from the FDIC.

Capital Distributions. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the FDIC Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. Federal banking regulators have the authority to prohibit banks and bank holding companies from paying a dividend if the regulators deem such payment to be an unsafe or unsound practice. The Bank is also subject to regulatory restrictions on the payment and amounts of dividends under the Banking Code. The Banking Code states, among other things, that dividends may be declared and paid by the Bank only out of accumulated net earnings.

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

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC was required to seek to achieve the 1.35% ratio by September 30, 2020. The Dodd-Frank Act required insured institutions with assets of  $10.0 billion or more to fund the increase from 1.15% to 1.35% and, effective July 1, 2016, such institutions were subject to a surcharge to achieve that goal. In November 2018, the FDIC announced that the 1.35% ratio had been achieved. Institutions with less than $10 billion in assets began receiving credits to the extent that their assessment payments contributed to raising the ratio between 1.15% and 1.35%. The FDIC announced that such credits were fully remitted by September 30, 2020. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC; the FDIC has exercised that discretion by establishing a long-term fund ratio of 2.0%.

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

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Pittsburgh, the Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2020, the Bank was in compliance with this requirement.

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

Pursuant to provisions of the BHC Act and regulations promulgated by the Federal Reserve Board thereunder, the Company may only engage in or own companies that engage in activities deemed by the Federal Reserve Board to be so closely related to the business of banking or managing or controlling banks as to be a proper incident thereto. The holding company must obtain permission from the Federal Reserve Board prior to engaging in most new business activities. A bank holding company that meets certain criteria may become a “financial holding company” and thereby engage in a broader range of financial activities, including insurance underwriting and investment banking. The Company has not elected to become a financial holding company.

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

The Federal Reserve Board has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve Board’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Federal Reserve Board’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. Federal Reserve Board policies require a bank holding company to consult with and receive the nonobjection of the agency prior to paying dividends or repurchasing its stock under certain circumstances. Under the prompt corrective action laws, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory requirements and policies could affect the ability of the Company to pay dividends or otherwise engage in capital distributions.

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

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”)

The CARES Act, which became law on March 27, 2020, provided over $2 trillion to combat the coronavirus (COVID-19) and stimulate the economy. The law had several provisions relevant to depository institutions, including:

Allowing institutions not to characterize loan modifications relating to the COVID-19 pandemic as troubled debt restructurings and also allowing them to suspend the corresponding impairment determination for accounting purposes;

As previously noted, temporarily reducing to 8% the community bank leverage ratio alternative available to institutions with less than $10 billion of assets.

The ability of a borrower of a federally-backed mortgage loan (VA, FHA, USDA, Freddie Mac and Fannie Mae) experiencing financial hardship due, directly or indirectly, to the COVID-19 pandemic, to request forbearance from paying their mortgage by submitting a request to the borrower’s servicer affirming their financial hardship during the COVID-19 emergency. Such a forbearance could be granted for up to 180 days, subject to extension for an additional 180-day period upon the request of the borrower. During that time, no fees, penalties or interest beyond the amounts scheduled or calculated as if the borrower made all contractual payments on time and in full under the mortgage contract could accrue on the borrower’s account. Except for vacant or abandoned property, the servicer of a federally-backed mortgage was prohibited from taking any foreclosure action, including any eviction or sale action, for not less than the

60-day period beginning March 18, 2020. The Biden Administration has indicated its intent that the federal mortgage backing agencies will extent the forbearance program and the foreclosure moratorium to at least June 30, 2021.

The ability of a borrower of a multi-family federally backed mortgage loan that was current as of February 1, 2020, to submit a request for forbearance to the borrower’s servicer affirming that the borrower is experiencing financial hardship during the COVID-19 emergency. A forbearance would be granted for up to 30 days, which could be extended for up to two additional 30-day periods upon the request of the borrower. Later extensions were made available, for a total of six months, for certain federally backed multi-family mortgage loans. During the time of the forbearance, the multi-family borrower could not evict or initiate the eviction of a tenant or charge any late fees, penalties or other charges to a tenant for late payment of rent. Additionally, a multi-family borrower that received a forbearance could not require a tenant to vacate a dwelling unit before a date that is 30 days after the date on which the borrower provided the tenant notice to vacate and may not issue a notice to vacate until after the expiration of the forbearance.

The Paycheck Protection Program

The CARES Act and the Paycheck Protection Program and Health Care Enhancement Act provided $659 billion to fund loans by depository institutions to eligible small businesses through the Small Business Administration’s (“SBA”) 7(a) loan guaranty program. These loans are 100% federally guaranteed (principal and interest). An eligible business could apply under the Paycheck Protection Program (“PPP”) during the applicable covered period and receive a loan up to 2.5 times its average monthly “payroll costs” limited to a loan amount of $10.0 million. The proceeds of the loan could be used for payroll (excluding individual employee compensation over $100,000 per year), mortgage, interest, rent, insurance, utilities and other qualifying expenses. PPP loans have: (a) an interest rate of 1.0%, (b) a two-year loan term (or five-year loan term for loans made after June 5, 2020) to maturity; and (c) principal and interest payments deferred until the date on which the SBA remits the loan forgiveness amount to the borrower’s lender or, alternatively, notifies the lender no loan forgiveness is allowed. If the borrower did not submit a loan forgiveness application to the lender within 10 months following the end of the 24-week loan forgiveness covered period (or the 8-week loan forgiveness covered period with respect to loans made prior to June 5, 2020 if such covered period is elected by the borrower), the borrower would begin paying principal and interest on the PPP loan immediately after the 10-month period. The SBA guarantees 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be fully reduced by the loan forgiveness amount under the PPP so long as, during the applicable loan forgiveness covered period, employee and compensation levels of the business are maintained and 60% of the loan proceeds are used for payroll expenses, with the remaining 40% of the loan proceeds used for other qualifying expenses. Through December 31, 2020 the Company had processed over 400 PPP loan applications totaling over $43.2 million.

On December 27, 2020, the Consolidated Appropriations Act, 2021 (the “Relief Act”) became law and provides an additional $284 billion for the PPP, and extended the PPP through at least March 31, 2021. PPP changes as a result of the Relief Act included: (1) an opportunity for a second PPP forgivable loan for small businesses and nonprofits with 300 or fewer employees that can demonstrate a loss of 25 percent of gross receipts in any quarter during 2020 compared to the same quarter in 2019; (2) allowing qualified borrowers to apply for a PPP loan up to 2.5 times (or 3.5 times for small businesses in the restaurant and hospitality industries) the borrower’s average monthly payroll costs in the one-year period prior to the date on which the loan is made or calendar year 2019, limited to a loan amount of $2.0 million; (3) the addition of personal protective equipment expenses, costs associated with outdoor dining, uninsured costs related to property damaged and vandalism or looting due to 2020 public disturbances and supplier costs as eligible and forgivable expenses; (4) simplifying the loan forgiveness process for loans of $150,000 or less; and (5) eliminating the requirement that Economic Injury Disaster Loan (EIDL) Advances will reduce the borrower’s PPP loan forgiveness amount. Additionally, expenses paid with the proceeds of PPP loans that are forgiven became tax-deductible, reversing previous guidance from the U.S. Department of the Treasury and the Internal Revenue Service, which did not allow deductions on expenses paid for with PPP loan proceeds.

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

Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent alternative minimum taxable income is in excess of an exemption amount. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At December 31, 2020, the Company had no alternative minimum tax credit carryforward.

Net Operating Loss Carryovers. At December 31, 2020, the Company had no net operating loss carryovers for federal income tax purposes.

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

Economic and Market Area

The recent global coronavirus outbreak could adversely affect our business and results of operations.

The COVID-19 pandemic is having an adverse impact on the Company, its customers and the communities it serves. Given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be fully reopened. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations: the demand for our products and services may decline, making it difficult to grow assets and income; if the economy is unable to substantially reopen and remain open, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income; collateral for loans, including real estate, accounts receivable, inventory, equipment and investment securities, may decline in value or dissipate, which could cause loan charge offs to increase; our allowance for loan losses may increase if borrowers experience financial difficulties, which will adversely affect our net income;

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

A worsening of national or local economic conditions could adversely affect our financial condition and results of operations.

Deteriorating economic or business conditions could significantly affect the markets in which we do business, the value of our loans and investments, the value of real estate collateral securing our mortgage loans, the financial strength of our borrowers and our on-going operations, costs and profitability. Declines in real estate values, sales volumes and unemployment levels together with increased vacancy rates may result in greater loan delinquencies, increases in our nonperforming, criticized and classified assets and a decline in demand for our products and services. These events may cause us to increase our credit loss reserves, incur credit losses and may adversely affect our financial condition and results of operations.

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

Interest Rate and Asset Quality

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

Changes in interest rates creates reinvestment risk, which is the risk that the Company may not be able to reinvest prepayments at rates that are comparable to the rates earned on the prepaid loans or investment securities in a declining interest rate environment. Additionally, increases in interest rates may decrease loan demand and/or make it more difficult for borrowers to repay adjustable-rate loans. Changes in interest rates also affect the current fair value of the Company’s interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At December 31, 2020, a “rate shock” analysis indicated that the Company’s net portfolio value (the difference between the present value of assets and the present value of liabilities) would increase by approximately $11.5 million, or 7.65%, if there was an instantaneous 200 basis point increase in market interest rates.

Changes in the valuation of the Company’s securities portfolio could adversely affect the Company.

As of December 31, 2020, the Company’s investment securities portfolio, which includes government agency securities, mortgage-backed securities, municipal obligations, corporate bonds and marketable equity securities totaled $188.0 million, or 17.9% of the Company’s total assets. The Company’s securities portfolio may be impacted by fluctuations in market value, potentially reducing earnings. Fluctuations in market value may be caused by changes in market interest rates, lower market prices for securities and limited investor demand. Management evaluates securities for other-than-temporary impairment on a quarterly basis, with more frequent evaluation for selected issues. In analyzing a debt issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, industry analysts’ reports and, to a lesser extent given the relatively insignificant levels of depreciation in the Company’s debt portfolio, spread differentials between the effective rates on instruments in the portfolio compared to risk-free rates. Changes in interest rates can also have an adverse effect on the Company’s financial condition, as the Company’s available-for-sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates. The declines in fair value could result in charges to earnings that could have a material adverse effect on the Company’s net income and capital levels.

The flattening or inversion of the yield curve may adversely affect the Company’s net interest income and profitability.

In 2017 and 2018 the Federal Reserve Board increased the federal funds target rate by 200 basis points, which resulted in increased in short-term rates, such as the cost of deposits the cost of overnight borrowings, while long-term rates on loans and securities did not rise as much, resulting in a flattening of the yield curve. Due to a slowdown in the economy and an inverted yield curve, the Federal Reserve Board reduced the target rate 75 basis points in 2019 to a range of 1.50% to 1.75% and, in response to the national emergency caused by the pandemic, reduced the rate an additional 150 basis points in March 2020 to its current range of 0% to .25%.

In a period of rising interest rates, the interest income earned on the Bank’s assets may not increase as rapidly as the interest paid on its liabilities. The Bank’s cost of funds is expected to increase more rapidly than interest earned on its loan and investment portfolios as its primary source of funds is deposits with generally shorter maturities than the maturities of its loans and investments. This makes the balance sheet more liability sensitive in the short-term.

When interest rates decline, borrowers may refinance higher rate loans at lower rates causing prepayments on mortgage loans and mortgage-backed securities to be elevated. Under those circumstances, the Bank may not be able to reinvest the resulting cash flows in new interest-earning assets with rates as favorable as those that prepaid. In addition, subject to the floors contained in many of the Bank’s loan agreements, the Bank’s loans at variable interest rates may adjust to lower rates at their reset dates. While lower rates may reduce the Bank’s cost of funds on non-maturity deposits, certificates of deposits and FHLB advances, the cost savings could be somewhat constrained because decreases in the Bank’s funding rates may occur more slowly than decreases in yields earned on the Bank’s assets and a significant portion of the Bank’s funding is currently derived from noninterest bearing checking deposits and capital. In addition, in a prolonged low interest rate environment, the Bank’s deposit products could reach an effective floor rate close to zero which would not allow for any further reduction in its cost of funds.

In addition to the risks arising from changes in interest rates, the current level of interest rates and shape of the yield curve could create downward pressure on net interest income and net interest margin. In a low interest rate environment with a flat or inverted yield curve, the Bank’s earnings and profitability metrics could be negatively impacted by asset growth. As a result, the Bank may be unable to increase earnings, or maintain the current level of earnings, until the shape of the yield curve improves.

Regulatory Matters

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

Business Matters

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

The merger agreement between the Standard and Allegheny Valley contemplated that, unless 75% of the Board of Directors determines otherwise for the two years following the closing of the merger and 66.33% of the Board of Directors for the three years thereafter, the combined company will pay a quarterly cash dividend in an amount no less than $0.221 per share for five years after the effective time of the merger, provided that sufficient funds are legally available, and that the Company and the Bank remain “well-capitalized” in accordance with applicable regulatory guidelines.

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

Security

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

Merger

If the merger is not completed, we will have incurred significant expenses without realizing the expected benefits of the merger and could be subject to additional risks.

Prior to completion of the merger, we will incur or have incurred substantial expenses in connection with the completion of the transactions contemplated by the merger agreement. If the merger is not completed, we would have to recognize these expenses without receiving the merger consideration. In addition, if the merger is not completed, we may experience negative reactions from the financial markets and from our customers and employees. The market price of our common stock may decline significantly, particularly to the extent that the current market price reflects a market assumption that the merger will be consummated. We also could be subject to litigation related to any failure to complete the merger or to proceedings commenced by Dollar Mutual Bancorp against us seeking damages or to compel us to perform our obligations under the merger agreement. These factors and similar risks could have an adverse effect on the results of operations, business and stock prices of the Company.

We will be subject to business uncertainties and contractual restrictions while the merger is pending.

Uncertainty about the effect of the merger on employees, customers, suppliers and vendors may have an adverse effect on our business, financial condition and results of operations. These uncertainties may impair our ability to retain and motivate key personnel pending the consummation of the merger, as such personnel may experience uncertainty about their future roles following the consummation of the merger. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with Dollar Mutual Bancorp our business could be harmed. Additionally, these uncertainties could cause customers (including depositors and borrowers), suppliers, vendors and others who deal with us to seek to change existing business relationships with us or fail to extend an existing relationship with us. In addition, competitors may target our existing customers by highlighting potential uncertainties and integration difficulties that may result from the merger.

The pursuit of the merger and the preparation for the integration may place a burden on our management and internal resources. Any significant diversion of management attention away from ongoing business concerns and any difficulties encountered in the transition and integration process could have a material adverse effect on our business, financial condition and results of operations.

In addition, in the merger agreement we have agreed to operate our business in the ordinary course prior to closing, but are restricted from taking certain actions without Dollar Mutual Bancorp’s consent while the merger is pending. These restrictions may, among other matters, prevent us from pursuing otherwise attractive business opportunities, selling assets, incurring indebtedness, engaging in significant capital expenditures in excess of certain limits set forth in the merger agreement, entering into other transactions or making other changes to our business prior to consummation of the merger or termination of the merger agreement. These restrictions could have a material adverse effect on our business, financial condition and results of operations.

Our stockholders will not be entitled to dissenters’ or appraisal rights in the merger.

Dissenters’ or appraisal rights are statutory rights that, if applicable under law, enable stockholders to dissent from an extraordinary transaction, such as a merger, and to demand that the corporation pay the fair value for their shares as determined by a court in a judicial proceeding instead of receiving the consideration offered to stockholders in connection with the extraordinary transaction. Under the Maryland law, holders of our common stock do not have the right to dissent from the merger agreement and seek an appraisal in connection with the merger.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

The Bank operates from seventeen full service branches located in Allegheny, Westmoreland and Bedford counties in Pennsylvania and Allegany County, Maryland. The Bank considers its primary market area to be eastern Allegheny, Westmoreland, northern Fayette and southern Bedford counties in Pennsylvania and Allegany County, Maryland. The net book value of its office, properties and equipment was $9.4 million at December 31, 2020.

The following table sets forth information with respect to the full-service banking offices, including the expiration date of leases with respect to leased facilities.

Branch Name	Address	Owned or Leased
Cumberland	200 N. Mechanic Street Cumberland, MD 21502	Owned
LaVale	1275 National Highway LaVale, MD 21502	Owned
Blawnox	201 Freeport Road Pittsburgh, PA 15238	Owned
Green Tree	Four Parkway Center #100 875 Greentree Road Pittsburgh, PA 15220	Leased (expires 8/31/2022)
Greensburg	5150 Route 30 Greensburg, PA 15601	Leased (expires 4/30/2026)
Hyndman	3945 Center Street Hyndman, PA 15545	Owned
Lawrenceville	5137 Butler Street Pittsburgh, PA 15201	Owned
Ligonier	211 W. Main Street Ligonier, PA 15658	Owned
McKnight Road	7703 McKnight Road Pittsburgh, PA 15237	Leased (expires 6/30/2030)
Monroeville (Corporate Headquarters)	2640 Monroeville Boulevard Monroeville, PA 15146	Owned
Mount Pleasant	659 W. Main Street Mt Pleasant, PA 15666	Owned
Mt. Troy	2000 Mt. Troy Road Pittsburgh, PA 15212	Owned
Murrysville	4785 Old William Penn Highway Murrysville, PA 15668	Owned
Pittsburgh (downtown)	Lawyers Building 428 Forbes Avenue Pittsburgh, PA 15219	Leased (expires 10/31/2025)
Scottdale	100 Pittsburgh Street Scottdale, PA 15683	Owned
Shaler	900 Mt. Royal Boulevard Pittsburgh, PA 15223	Owned
Shaler Drive-Thru	1100 Mt. Royal Boulevard Pittsburgh, PA 15223	Owned

ITEM 3. Legal Proceedings

From time to time, the Company is involved as plaintiff or defendant in various legal proceedings arising in the ordinary course of business At December 31, 2020, the Company was not involved in any legal proceedings, the outcome of which management believes would be material to the Company’s financial condition or results of operations.

ITEM 4. Mine Safety Disclosures

Not Applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of  Equity Securities

Market Information

The Company’s common stock trades on the NASDAQ market place under the symbol “STND.” As of December 31, 2020, the Company had 4,773,995 shares of common stock outstanding and 543 stockholders of record. Certain shares of the Company are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

Equity Compensation Plan Information

Set forth below is information as of December 31, 2020 regarding equity compensation plans that have been approved by stockholders. The Company has no equity based benefit plans that were not approved by stockholders.

	Number of securities to be
	issued upon exercise of		Number of securities available
Equity compensation plans	outstanding options, warrants,	Weighted average	for future issuance under
approved by stockholders	and rights	exercise price(1)	equity compensation plans
Standard Financial Corp. 2012 Equity Incentive Plan	29,790	$16.50	101,144
Allegheny Valley Bankcorp, Inc 2011 Stock Incentive Plan	2,083	$20.02	66,235
(1)	Reflects exercise price of options only.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the year ended December 31, 2020.

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of common stock of the Company during the fourth quarter of 2020:

Maximum
			Total Number of	Number of
			Shares Purchased	Shares That May
			as Part of	Yet Be
			Publically	Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans or
Period	Shares Purchased	Paid Per Share	or Programs	Programs (1)
October 1-31, 2020	—	$—	—	230,000
November 1-30, 2020	—	—	—	230,000
December 1-31, 2020	—	—	—	230,000
Totals	—	$—	—

(1) On January, 29, 2020, the Company announced that its Board of Directors approved a new stock repurchase program. Pursuant to the new stock repurchase program, the Company may repurchase up to 230,000 shares of its common stock, or approximately 5% of its current outstanding shares. The stock repurchase program may be carried out through open market purchases, block trades, negotiated private transactions or pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission rules. The stock may be repurchased on an ongoing basis and will be subject to the availability of stock, general market conditions, the trading prices of the stock, alternative uses for capital and the Company’s financial performance. On March 19, 2020, the Company temporarily suspended its stock repurchase plan. To date, no shares have been repurchased under this program.

ITEM 6. Selected Financial Data

Not applicable.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help potential investors understand the Company’s financial performance through a discussion of the factors affecting its financial condition at December 31, 2020 and December 31, 2019, and the Company’s consolidated results of operations for the year ended December 31, 2020. This section should be read in conjunction with the audited consolidated financial statements and notes that appear elsewhere in this Annual Report.

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

The COVID-19 pandemic has caused significant volatility and disruption in the financial markets worldwide. The Company has continued to provide assistance to residential and commercial borrowers to help them meet the unexpected financial challenges stemming from the COVID-19 pandemic.

Despite the challenging current market and economic conditions, the Company continues to maintain capital in excess of regulatory requirements.

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

Business Strategy

The Bank’s primary objective is to operate as a profitable, community-oriented financial institution serving customers in its market areas. The Bank is seeking to accomplish this objective by pursuing a business strategy that is designed to maintain core profitability, strong capital and high asset quality. This business strategy includes the following elements:

●	Remaining a community-oriented financial institution while continuing to increase the customer base of small and medium-size businesses in the market area. The Bank was established in 1913 and has operated continuously in southwestern Pennsylvania since that date. In 2017, the Bank merged with Allegheny Valley and expanded its footprint in the Pittsburgh market area. Pursuant to the terms of the merger agreement entered into with Dollar in September 2020, the Bank will operate as a separate wholly owned subsidiary of Dollar after the transaction. Both the Company and Dollar have a long history of providing community banking services in their market areas. The Bank is committed to meeting the financial needs of the communities in which it operates, and is dedicated to providing quality personal service to customers. The Bank provides a broad range of business and consumer financial services from seventeen community banking offices. Relationship banking is the core focus with a strong emphasis to increase small and medium-sized businesses in the market area.
●	Increasing commercial real estate and business lending while maintaining conservative loan underwriting standards. The largest increase in the Bank’s loan portfolio balance in recent years has been to the growth in the commercial loan portfolio. Commercial real estate and business loans outstanding totaled approximately $453.6 million, or 61.1% of the gross loan portfolio at December 31, 2020, including $37.7 million of PPP loans. In growing the commercial loan portfolio, the Bank has emphasized maintaining strong asset quality by following conservative loan underwriting guidelines. All commercial loans are underwritten in a central location in the Lawrenceville office to ensure uniformity and consistency in underwriting decisions.
●	Expanding the product mix and capacity to sell residential loans in the secondary mortgage market. The Bank has expanded offerings of residential lending products to include more saleable government sponsored loans (e.g. USDA, FHA, PHFA and VA). These loans, which generally have longer terms and fixed rates, can be originated and sold to avoid increasing the Bank’s interest rate risk exposure while establishing customer deposit and other relationships. Notwithstanding the emphasis on sales of residential mortgages, the Bank continues to originate fixed and adjustable rate mortgage loans for its portfolio.
●	Emphasizing core deposits by attracting new customers and enhancing existing customer relationships. In an effort to grow the banking franchise, the Bank has enhanced direct marketing efforts to local businesses and consumers and established a stronger culture of cross-selling products to existing customers. In addition, the Bank has worked to enhance treasury management products and services. This line of business provides higher balance, lower cost accounts which use more sophisticated electronic cash management services than the consumer or average small business. A comprehensive strategy has been developed to attract and retain deposits by offering enhanced technology, such as mobile and online banking, remote check deposit, positive pay, People Pay and remote deposit capture, with a consistent emphasis on quality customer service.
●	Rationalizing delivery channels as customer preferences evolve. The Bank currently operates seventeen community banking offices. The banking industry is experiencing rapid changes in technology. The Bank is focused on improving customer services and addressing our customer’s needs by using technology. The objective is to ensure an efficient service delivery system that balances the use of technology and personal customer service.

Critical Accounting Policies

The Company considers accounting policies that require management to exercise significant judgment or discretion or make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income, to be critical accounting policies. The Company considers the following to be its critical accounting policies.

Allowance for Loan Losses. The Bank maintains an allowance for loan losses in an amount it believes is appropriate to absorb probable losses inherent in the portfolio at the balance sheet date. Management’s periodic determination of the adequacy of the allowance is based on the size and current risk characteristics of the loan portfolio, an assessment of individual problem loans and actual loss experience, current economic events in relevant industries and other pertinent factors such as regulatory guidance and general economic conditions. However, this evaluation is inherently subjective, as it requires an estimate of the loss content for each risk rating and for each impaired loan, an estimate of the amounts and timing of expected future cash flows, and an appraisal or other estimate of the value of collateral on impaired loans and estimated losses on pools of homogenous loans based on the balance of loans in each loan category, changes in the inherent credit risk due to portfolio growth, historical loss experience and consideration of current economic trends. Based on management’s estimate of the level of allowance for loan losses required, the Bank records a provision for loan losses to maintain the allowance for loan losses at an appropriate level.

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

Non-GAAP Financial Measures. In addition to the results of operations presented in accordance with generally accepted accounting principles (GAAP), Management uses, and this exhibit contains, certain non-GAAP financial measures. Management believes these non-GAAP financial measures provide information useful to investors in understanding the Company’s underlying operational performance, business and performance trends, and facilitate comparisons with the performance of others in the financial service industry. Although Management believes these non-GAAP financial measures enhance investors’ understanding of the Company’s business and performance, they should not be considered an alternative to GAAP.

Net income, basic earnings per share, diluted earnings per share, return on average assets and return on average equity excluding merger-related expenses are all non-GAAP measures. The following table reconciles net income to net income excluding merger-related expenses and presents basic earnings per share, diluted earnings per share, return on average assets and return on average equity utilizing both net income and net income excluding merger-related expenses for the years ended December 31, 2020 and December 31, 2019 (dollars in thousands, except per share data):

	Year Ended December 31,
	2020	2019

Noninterest Expense (GAAP)	$22,604	$21,625
Merger-related expenses (GAAP)	(1,075)	-
Noninterest expense, excluding merger-related expenses	$21,529	$21,625

Net Income (GAAP)	$6,932	$8,806
After tax merger-related expenses (GAAP)	1,005	-
Net income, excluding merger-related expenses	$7,937	$8,806

Earnings Per Share - Basic
GAAP	$1.52	$1.91
Excluding merger-related expenses	$1.74	n/a

Earnings Per Share - Diluted
GAAP	$1.50	$1.90
Excluding merger-related expenses	$1.71	n/a

Average Assets (GAAP)	$1,031,734	$983,042

Return on Average Assets
GAAP	0.67%	0.90%
Excluding merger-related expenses	0.77%	n/a

Average Equity (GAAP)	$142,984	$140,189

Return on Average Equity
GAAP	4.85%	6.28%
Excluding merger-related expenses	5.55%	n/a

Balance Sheet Analysis: December 31, 2020 and December 31, 2019

General. The Company’s total assets as of December 31, 2020 increased $67.2 million, or 6.8%, to $1.1 billion from $984.4 million at December 31, 2019. The increase in total assets included an increase in cash and cash equivalents of  $18.1 million, or 55.8%, an increase in investment and mortgage-backed securities of  $24.1 million, or 15.0%, and an increase in loans receivable of  $21.8 million, or 3.1%, for the year ended December 31, 2020.

Cash and Cash Equivalents. Cash and cash equivalents increased $18.1 million, or 55.8%, to $50.5 million at December 31, 2020 from $32.4 million at December 31, 2019. The increase was primarily the result of a $74.8 million, or 10.2%, increase in deposits, partially offset by an increase in loans receivable of $21.8 million, or 3.1%, and an increase in investment and mortgage-backed securities of $24.1 million, or 15.0%, during the period.

Investment Securities. Investment securities available for sale increased $20.1 million, or 28.7%, to $90.0 million at December 31, 2020 from $69.9 million at December 31, 2019. Purchases of investment securities totaled $39.3 million, partially offset by calls and maturities of  $19.0 million and sales of  $874,000 during the year ended December 31, 2020.

Equity Securities. Equity securities were $2.6 million and $3.0 million at December 31, 2020 and December 31, 2019, respectively. The decrease of $403,000 was a result of changes in the market prices of the community bank stocks held in the investment portfolio due to the current economic environment. There were no purchases or sales of equity securities during the year ended December 31, 2020.

Mortgage-Backed Securities. The Company’s mortgage-backed securities available for sale increased $4.0 million, or 4.4%, to $95.5 at December 31, 2020 from $91.5 million at December 31, 2019. Purchases of mortgage-backed securities totaled $40.5 million, partially offset by repayments of  $33.0 million and sales of  $3.5 million during the year ended December 31, 2020.

Investment, Equity and Mortgage-Backed Securities Composition. The composition of the investment, equity, and mortgage-backed securities portfolio is summarized in the following table (dollars in thousands). At December 31, 2020 and December 31, 2019, all of the Company’s investment, equity, and mortgage-backed securities were classified as available for sale and recorded at current fair value.

	At December 31,
	2020		2019
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Municipal obligations	$78,877	$80,716	$57,506	$58,816
U.S. government and agency obligations	4,000	4,007	8,404	8,489
Corporate bonds	4,975	5,230	2,477	2,579
Mortgage-backed securities:
Ginnie Mae pass-through certificates	20,079	20,495	21,386	21,504
Fannie Mae pass-through certificates	24,051	24,553	20,537	20,795
Freddie Mac pass-through certificates	21,317	21,624	13,986	14,086
Private pass-through certificates	17,528	17,371	21,904	21,603
Collateralized mortgage obligations	11,287	11,482	13,406	13,490
Equity securities	2,686	2,552	2,686	2,955
Total securities	$184,800	$188,030	$162,292	$164,317

During the year ended December 31, 2020, $79.9 million of securities purchased were partially offset by $4.4 million of securities sales and $52.0 million of securities calls and repayments. For the year ended December 31, 2020, there was a net realized gain of  $23,000 on the sale of securities. During the year ended December 31, 2019, $44.2 million of securities purchased were partially offset by $7.6 million of securities sales and $25.6 million of securities calls and repayments. For the year ended December 31, 2019, there was a net realized loss of  $1,000 on the sale of securities.

At December 31, 2020 and December 31, 2019, the Company held 39 securities and 42 securities in unrealized loss positions of  $414,000 and $471,000, respectively. The decline in the fair value of these securities resulted primarily from interest rate fluctuations. The Company does not intend to sell these securities nor is it more likely than not that the Company would be required to sell these securities before their anticipated recovery and the Company believes the collection of the investment and related interest is probable. Based on this analysis, the Company considers all of the unrealized losses to be temporary impairment losses.

Investment, Equity and Mortgage-Backed Securities Maturities and Yields. The maturities and weighted average yields of the investment, equity and mortgage-backed securities portfolio at December 31, 2020 are summarized in the following table (dollars in thousands). Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State and municipal securities yields have not been adjusted to a tax- equivalent basis.

	Due 1 Year or Less		Due 1 – 5 Years		Due 5 – 10 Years		Due Over 10 Years		Total Securities
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Municipal obligations	$4,657	5.14%	$1,640	2.74%	$18,571	2.66%	$54,009	2.38%	$78,877	2.62%
U.S. government and agency obligations	—	—	1,000	0.75%	3,000	1.08%	—	—	4,000	1.00%
Corporate bonds	1,000	3.00%	3,975	2.84%	—	—	—	—	4,975	2.87%
Mortgage-backed securities:
Ginnie Mae pass through certificates	—	—	—	—	—	—	20,079	1.31%	20,079	1.31%
Fannie Mae pass through certificates	—	—	—	—	827	3.11%	23,224	1.50%	24,051	1.56%
Freddie Mac pass through certificates	—	—	—	—	—	—	21,317	1.58%	21,317	1.58%
Collateralized mortgage obligations	—	—	—	—	—	—	11,287	0.76%	11,287	0.76%
Private pass through certificates	—	—	718	1.70%	3,727	1.68%	13,083	1.15%	17,528	1.29%
Equity securities	2,686	3.60%	—	—	—	—	—	—	2,686	3.60%
Total	$8,343	4.39%	$7,333	2.42%	$26,125	2.35%	$142,999	1.73%	$184,800	1.97%

Loans. At December 31, 2020, net loans were $734.8 million, or 69.9% of total assets, compared to $713.0 million, or 72.4% of total assets at December 31, 2019. The $21.8 million, or 3.1%, increase in total loans was due in large part to a $51.8 million, or 16.0%, increase in commercial real estate and construction loans and a $30.4 million, or 64.1%, increase in commercial business loans. The increase in commercial business loans was primarily the result of funded SBA PPP loans totaling $42.4 million partially offset by loan repayments. These increases were partially offset by decreases in the one-to-four family residential and construction, home equity loans and lines of credit, and other loan segments of  $42.0 million or 17.9%, $15.4 million or 13.8%, and $66,000 or 11.6%, respectively. The decrease in residential and construction loans and home equity loans and lines of credit were the result of residential loan sales and loan repayments during the period.

Loan Portfolio Composition. The following table summarizes the composition of the loan portfolio at the dates indicated, excluding loans held for sale (dollars in thousands):

	December 31,
	2020	2019	2018	2017	2016
One-to-four family residential and construction	$192,402	$234,421	$253,913	$261,715	$174,740
Commercial real estate and construction	375,621	323,843	308,775	300,997	116,691
Home equity loans and lines of credit	96,116	111,499	123,373	130,915	77,913
Commercial business	77,950	47,514	46,196	56,122	15,505
Other	504	570	1,139	1,413	520
Total loans	$742,593	$717,847	$733,396	$751,162	$385,369

Loan Portfolio Maturities. The following table summarizes the maturity of the loan portfolio at December 31, 2020 (dollars in thousands). Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	Due Under	Due 1 – 5	Due Over
	1 Year	Years	5 Years
One-to-four family residential and construction	$1,100	$5,745	$186,841
Commercial real estate and construction	19,534	43,495	312,040
Home equity loans and lines of credit	3,472	12,833	79,935
Commercial business	11,461	47,903	17,729
Other	177	328	—
Total loans	$35,744	$110,304	$596,545

Fixed and Adjustable Rate Loans. The following table summarizes the maturity of the Bank’s fixed- and adjustable-rate loans at December 31, 2020 (dollars in thousands):

	Due Under	Due 1 – 5	Due Over
	1 Year	Years	5 Years
Fixed	$6,755	$87,020	$211,010
Adjustable	28,989	23,284	385,535
Total loans	$35,744	$110,304	$596,545

Bank Owned Life Insurance. The Company invests in bank owned life insurance to provide a funding source for benefit plan obligations. Bank owned life insurance also generally provides noninterest income that is non-taxable. Bank owned life insurance increased $1.6 million, or 6.7%, to $24.9 million at December 31, 2020, from $23.4 million at December 31, 2019.

Goodwill. Goodwill represents the excess of the purchase price over the cost of net assets purchased. Goodwill was $25.8 million at December 31, 2020 and December 31, 2019.

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

Deposits increased $74.7 million, or 10.2%, to $809.2 million at December 31, 2020 from $734.5 million at December 31, 2019. The increase resulted from a $113.7 million, or 23.2%, increase in demand and savings accounts partially offset by a $39.0 million, or 15.9%, decrease in time deposits during the year ended December 31, 2020. The increase in demand and savings accounts resulted from increases in both business and consumer products. The increases were primarily the result of inflows from several sources including PPP loan proceeds, government stimulus and maturing time deposits as well as reductions in business and consumer spending during the period. Non-interest-bearing checking accounts, savings accounts, interest-bearing checking accounts and money market accounts increased  $49.2 million or 38.7%, $29.1 million or 20.2%, $18.4 million or 16.6%, and $17.0 million or 16.0%, respectively.

The following table summarizes the average balance and weighted average rates of total deposits, by account type, at the dates indicated (dollars in thousands):

	Year Ended		Year Ended
	December 31, 2020		December 31, 2019
	Average	Yield /	Average	Yield/
	Balance	Rate	Balance	Rate
Savings accounts	$154,184	0.12%	$142,116	0.16%
Time Deposits	228,065	1.94%	246,553	2.13%
Money market accounts	117,497	0.38%	106,001	1.16%
Demand and NOW accounts	123,663	0.18%	105,545	0.29%
Total deposits	$623,409	0.85%	$600,215	1.17%

At December 31, 2020, the scheduled maturities of time deposits in denominations of  $100,000 or more was $99.1 million. The following table summarizes the maturity of those certificates at December 31, 2020 (dollars in thousands):

Three months or less	$17,442
Over three to six months	8,576
Over six to twelve months	19,044
Over twelve months	54,081
Total	$99,143

Borrowings. Borrowed funds, which includes short and long-term borrowings and securities sold under agreements to repurchase, decreased by $9.9 million, or 9.6%, to $93.0 million at December 31, 2020 from $102.8 million at December 31, 2019. The decrease was primarily due to a $9.6 million, or 10.0%, decrease in long-term borrowings resulting from $22.2 million in maturities and an additional $12.4 million in principal repayments partially offset by new FHLB advances entered into the period totaling $25.0 million. Financing lease liabilities, which are also included in long-term borrowings, were $3.0 million at December 31, 2020 and $3.1 million at December 31, 2019. There were no short-term borrowings at December 31, 2020 or December 31, 2019.

Total Stockholders’ Equity. Stockholders’ equity increased $4.1 million, or 2.9%, to $146.0 million at December 31, 2020 from $141.8 million at December 31, 2019. The increase was the result of net income of $6.9 million earned during the year ended December 31, 2020 as well as a $1.1 million increase in accumulated other comprehensive income resulting from fair value adjustments on available for sale debt securities during the period. These increases were partially offset by $4.0 million in dividends paid during the year ended December 31, 2020. During the year ended December 31, 2020, 43,700 shares of the Company’s outstanding stock were repurchased in accordance with the Company’s stock repurchase program. On March 19, 2020, the Company temporarily suspended its stock repurchase plan. Additionally, 215,910 shares were exercised and 93,922 shares were repurchased in conjunction with stock options exercised.

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

	For the Year Ended December 31,
	2020			2019
	Average			Average
	Outstanding			Outstanding
	Balance	Interest	Yield/ Rate	Balance	Interest	Yield/ Rate
Interest-earning assets:
Loans	$737,939	$30,964	4.15%	$731,098	$32,487	4.41%
Investment and mortgage-backed securities	166,090	3,710	2.23%	160,445	4,227	2.63%
FHLB and other restricted stock	8,443	506	5.98%	7,680	618	8.05%
Interest-earning deposits	50,852	135	0.26%	17,906	372	2.08%
Total interest-earning assets	963,324	35,315	3.63%	917,129	37,704	4.08%
Noninterest-earning assets	68,410			65,913
Total assets	$1,031,734			$983,042
Interest-bearing liabilities:
Savings accounts	$154,184	181	0.12%	142,116	221	0.16%
Time Deposits	228,065	4,437	1.94%	246,553	5,242	2.13%
Money market accounts	117,497	443	0.38%	106,001	1,227	1.16%
Demand and NOW accounts	123,663	222	0.18%	105,545	301	0.29%
Total interest-bearing deposits	623,409	5,283	0.85%	600,215	6,991	1.17%
Borrowings	101,085	2,091	2.07%	103,414	2,254	2.18%
Securities sold under agreements to repurchase	6,123	13	0.21%	3,488	17	0.48%
Total interest-bearing liabilities	730,617	7,387	1.01%	707,117	9,262	1.31%
Noninterest-bearing deposits	154,245			132,510
Noninterest-bearing liabilities	3,888			3,226
Total liabilities	888,750			842,853
Stockholders' equity	142,984			140,189
Total liabilities and stockholders' equity	$1,031,734			$983,042

Net interest income		$27,928			$28,442
Net interest rate spread (1)			2.62%			2.77%
Net interest-earning assets (2)	$232,707			$210,012
Net interest margin (3)			2.89%			3.10%
Average interest-earning assets to interest-bearing liabilities	131.85%			129.77%
(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on the Company’s net interest income for the years ended December 31, 2020 and December 31, 2019 (dollars in thousands). The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately, based on the changes due to rate and the changes due to volume.

	Year Ended December 31, 2020
	vs.
	Year Ended December 31, 2019
	Increase (decrease) due to
	Volume	Rate	Total
Interest-earning assets:
Loans receivable	$302	$(1,825)	$(1,523)
Investment and mortgage-backed securities	145	(662)	(517)
FHLB and other restricted stock	57	(169)	(112)
Interest-earning deposits	279	(516)	(237)
Total interest-earning assets	783	(3,172)	(2,389)
Interest-bearing liabilities:
Savings accounts	18	(58)	(40)
Time Deposits	(408)	(397)	(805)
Money market accounts	121	(905)	(784)
Demand and NOW accounts	46	(125)	(79)
Borrowings	(50)	(113)	(163)
Securities sold under agreements to repurchase	9	(13)	(4)
Total interest-bearing liabilities	(264)	(1,611)	(1,875)
Change in net interest income	$1,047	$(1,561)	$(514)

Comparison of Operating Results for the Years Ended December 31, 2020 and December 31, 2019

General. Net income for the year ended December 31, 2020 was $6.9 million compared to $8.8 million for the year ended December 31, 2019, a decrease of $1.9 million, or 21.3%. Merger-related expenses during the period were $1.1 million ($1.0 million after tax) related to the pending merger with Dollar. Excluding the after tax impact of the merger-related expenses, net income would have been $7.9 million. Earnings per share for the current period was $1.52 for basic and $1.50 for fully diluted ($1.74 and $1.71, respectively, excluding the merger-related expenses) compared to $1.91 for basic and $1.90 for fully diluted for the prior year.

The Company’s annualized return on average assets (ROA) and return on average equity (ROE) for the year ended December 31, 2020 were 0.67% and 4.85%, respectively, (0.77% and 5.55%, respectively, excluding the merger-related expenses) compared to 0.90% and 6.28%, respectively, for the year ended December 31, 2019.

Net Interest Income. Net interest income for the year ended December 31, 2020 was $27.9 million, a decrease of  514,000, or 1.8%, compared to $28.4 million for the year ended December 31, 2019. The decrease was primarily the result of an decrease in the yield on interest-earning assets partially offset by a decrease in the cost of interest-bearing liabilities and an increase in the balance of interest-earning assets. The net interest rate spread and net interest margin were 2.62% and 2.89%, respectively, for the year ended December 31, 2020, compared to 2.77% and 3.10%, respectively, for the year ended December 31, 2019.

Interest and Dividend Income. Total interest and dividend income decreased by $2.4 million, or 6.3%, to $35.3 million for the year ended December 31, 2020 compared to $37.7 million for the year ended December 31, 2019. The decrease was primarily the result of a 45 basis point decrease in the average yield on interest-earning assets to 3.63% due to lower short-term interest rates for much of the year ended December 31, 2020 from 4.08% for the year ended December 31, 2019. The decrease in total interest and dividend income resulting from the decrease in the average yield was partially offset by an increase in the average balance of interest-earning assets of $46.2 million, or 5.0%, to $963.3 million for the year ended December 31, 2020 compared to the prior year.

Interest income on loans decreased $1.5 million, or 4.7%, to $31.0 million for the year ended December 31, 2020 compared to $32.5 million for the year ended December 31, 2019. The decrease was primarily the result of a 26 basis point decrease in the average yield on loans receivable to 4.15% for the year ended December 31, 2020 from 4.41% for the year ended December 31, 2019. The decrease in interest income resulting from the decrease in the average yield was partially offset by an increase in the average balance of loans receivable of $6.8 million , or 0.9%, to $737.9 million for the year ended December 31, 2020 compared to the prior year.

Interest income on investment and mortgage-backed securities decreased by $517,000, or 12.2%, to $3.7 million for the year ended December 31, 2020 from $4.2 million for the year ended December 31, 2019. The decrease was primarily the result of a 40 basis point decrease in the average yield earned on investment and mortgage-backed securities to 2.23% for the year ended December 31, 2020 from 2.63% for the year ended December 31, 2019. The decrease in the average yield was the result of purchases made during the year at a lower rate than those being called and sold due to the declining rate environment. The decrease in interest income resulting from the decrease in the average yield was partially offset by an increase in the average balance of investment and mortgage-backed securities of $5.6 million, or 3.5%, to $166.1 million for the year ended December 31, 2020 compared to the prior year.

Interest income on FHLB stock and other restricted stock decreased $112,000 or 18.1% to $506,000 for the year ended December 31, 2020 compared to $618,000 for the year ended December 31, 2019. The decrease was primarily the result of a 207 basis point decrease in the average yield to 5.98% for the year ended December 31, 2020 from 8.05% for the year ended December 31, 2019. The FHLB decreased the dividend yield on both activity and membership stock as of the first quarter of 2020. The true up that was required for the dividend received was booked in the second quarter of 2020. The decrease in interest income resulting from the decrease in the average yield was partially offset by an increase in the average balance of FHLB stock and other restricted stock of $763,000, or 9.9%, to $8.4 million for the year ended December 31, 2020 compared to the prior year. The overall increase in the average balance of FHLB stock required was due to an increase in the outstanding balance of MPF loans during the year.

Interest income on interest-earning deposits decreased $237,000 or 63.7% to $135,000 for the year ended December 31, 2020 compared to $372,000 for the year ended December 31, 2019. The decrease was primarily the result of a 182 basis point decrease in the average yield on interest-earning deposits to 0.26% due to lower short-term interest rates for much of the year ended December 31, 2020 from 2.08% for the year ended December 31, 2019. The decrease in interest income resulting from the decrease in the average yield was partially offset by an increase in the average balance of interest-earning deposits of $32.9 million, or 184.0%, to $50.9 million for the year ended December 31, 2020 compared to the prior year.

Interest Expense. Total interest expense decreased by $1.9 million, or 20.2%, to $7.4 million for the year ended December 31, 2020 from $9.3 million for the year ended December 31, 2019. The decrease was primarily the result of a 30 basis point decrease in the average cost of interest-bearing liabilities to 1.01% due to lower short-term interest rates for much of the year ended December 31, 2020 from 1.31% for the prior year.

Interest expense on deposits decreased by $1.7 million, or 24.4%, to $5.3 million for the year ended December 31, 2020 from $7.0 million for the year ended December 31, 2019. The decrease was primarily the result of a 32 basis point decrease in the cost of interest-bearing deposits to 0.85% due to lower short-term interest rates for much of the year ended December 31, 2020 from 1.17% for the year ended December 31, 2019. Additionally, the average balance of time deposits decreased $18.5 million, or 7.5%, for the year ended December 31, 2020 compared to the prior year. Partially offsetting those decreases was an increase in the average balance of demand and NOW deposit accounts, savings accounts, and money market accounts of $18.2 million or 17.2%, $12.1 million or 8.5%, and $11.5 million or 10.9%, respectively, for the year ended December 31, 2020 compared to the prior year.

Interest expense on borrowed funds decreased $167,000, or 7.4%, to $2.1 million for the year ended December 31, 2020 from $2.3 million for the year ended December 31, 2019. The decrease was primarily the result of an 11 basis point decrease in the average cost of borrowings to 2.07% for the year ended December 31, 2020 from 2.18% for year ended December 31, 2019. The decrease in the average cost of borrowed funds was primarily the result of new FHLB advances being entered into at rates lower than the average rate on existing borrowings as well as maturities during the period.

Additionally, there was a decrease in the average balance of borrowings of $2.3 million, or 2.3%, to $101.1 million for the year ended December 31, 2020 compared to the prior year.

Provision for Loan Losses. Provision for loan losses increased $2.3 million, or 321.8%, to $3.1 million for the year ended December 31, 2020, compared to $725,000 for the year ended December 31, 2019. In management’s judgement, the allowance for loan losses is at a sufficient level that reflects the losses inherent in the Bank’s loan portfolio relative to loan mix, economic conditions and historical loss experience. The increased provision for loan losses for the year ended December 31, 2020 was impacted by the increasing concern over the pandemic’s impact on the local, regional and national economy as well as the hotel sector where it was determined necessary to build reserves. See “Non-Performing and Problem Assets” for additional information.

Noninterest Income. Noninterest income increased $559,000, or 11.1%, to $5.6 million for the year ended December 31, 2020 compared to $5.1 million for the year ended December 31, 2019. The increase was primarily the result of a $1.5 million, or 533.0%, increase in loan sales gains and referral fees for the year ended December 31, 2020. The increase in loan sale gains and referral fees was primarily the result of a historically low interest rate environment which caused a significant refinance market. The increase in noninterest income resulting from the increase in loan sale gains and referral fees was partially offset by a change in net equity securities fair value adjustments from a gain of $230,000 for the year ended December 31, 2020 to a loss of $403,000 for the year ended December 31, 2020 related to fluctuations in the market prices of the community bank stocks held in the investment portfolio due to the current economic environment. Additionally, there was a $195,000, or 71.7%, decrease in other income.

Noninterest Expense. Noninterest expenses totaled $22.6 million for the year ended December 31, 2020, compared to $21.6 million for the year ended December 31, 2019. Excluding merger-related expenses of $1.1 million, noninterest expenses were $21.6 million for both twelve month periods. Compensation expenses increased $174,000, or 1.4%, which were partially offset by a decrease in core deposit intangible amortization of $157,000, or 25.0%, during the year ended December 31, 2020 compared to the prior year.

Income Tax Expense. The Company recorded a provision for income tax of  $945,000 for the year ended December 31, 2020 compared to $2.3 million for the year ended December 31, 2019. The effective tax rate was 12.0% for the year ended December 31, 2020 and 21.0% for the year ended December 31, 2019. The decrease in the effective tax rate was primarily the result of permanent deductions related to both non-taxable interest income and the exercise of a number of stock options during the year.

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

The table below sets forth the amounts and categories of non-performing assets at the dates indicated (dollars in thousands). As of December 31, 2020 and December 31, 2019, there were two loans modified as TDRs. At December 31, 2018, 2017, and 2016, there were no TDRs.

	December 31,
	2020	2019
Non-accrual loans:
One-to-four family residential and construction	$1,911	$2,067
Commercial real estate and construction	2,196	311
Home equity loans and lines of credit	173	272
Commercial business	683	60
Other	2	6
Total nonaccrual loans	4,965	2,716
Loans past due 90 days and still accruing	—	—
Total non-performing loans	4,965	2,716
Foreclosed real estate	488	404
Total non-performing assets	$5,453	$3,120

Ratios:
Non-accrual loans to total loans	0.67%	0.38%
Non-performing loans to total loans	0.67%	0.38%
Non-performing assets to total assets	0.52%	0.32%
Allowance for loan losses to non-performing loans	157.93%	179.75%

Loans in process of foreclosure totaled $1.7 million at December 31, 2020.

Foreclosed Real Estate. Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as foreclosed real estate on the Consolidated Statements of Financial Condition. When property is acquired, it is recorded at estimated fair value at the date of foreclosure less the cost to sell, establishing a new cost basis. Estimated fair value generally represents the sales price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions. Holding costs and declines in estimated fair market value result in charges to expense after acquisition. At December 31, 2020, 2019, 2018, 2017, and 2016, foreclosed real estate totaled $488,000, $404,000, $486,000, $419,000, and $251,000, respectively. Foreclosed real estate at December 31, 2020 consisted of three residential properties.

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

The following table sets forth the amounts of classified and criticized assets (classified assets plus loans designated as special mention) at December 31, 2020 (dollars in thousands):

Classified assets:
Substandard	$6,409
Doubtful	—
Loss	—
Total classified assets	6,409
Special mention	10,490
Total criticized assets	$16,899

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

Management has identified a number of additional qualitative factors which it uses to supplement the historical charge-off factor because these factors are likely to cause estimated credit losses associated with the existing loan pools to differ from historical loss experience. The additional factors are evaluated using information obtained from internal, regulatory, and governmental sources and include national and local economic trends and conditions; levels of and trends in delinquency rates and non-accrual loans; trends in volumes and terms of loans; effects of changes in lending policies; experience, depth and ability of management; effects of the COVID-19 pandemic; and concentrations of credit from a loan type, industry and/or geographic standpoint.

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

The table below presents information regarding the activity in the allowance for loan losses for each of the periods presented (dollars in thousands):

	For the Year Ended December 31,
	2020	2019	2018	2017	2016
Balance at beginning of year	$4,882	$4,414	$4,127	$3,837	$3,800
Provision charged to operating expenses	3,058	725	572	517	40
Recoveries of loans previously charged-off:
One-to-four family residential and construction	5	4	69	28	—
Commercial real estate and construction	8	3	2	1	1
Home equity loans and lines of credit	—	1	11	—	—
Commercial business	1	—	5	3	—
Other	1	2	—	7	—
Total recoveries	15	10	87	39	1
Loans charged-off:
One-to-four family residential and construction	(24)	—	—	(185)	—
Commercial real estate and construction	—	(187)	(80)	—	—
Home equity loans and lines of credit	(16)	(2)	—	(51)	—
Commercial business	(70)	(37)	(244)	(1)	—
Other	(4)	(41)	(48)	(29)	(4)
Total charge-offs	(114)	(267)	(372)	(266)	(4)
Net charge-offs	(99)	(257)	(285)	(227)	(3)
Balance at end of year	$7,841	$4,882	$4,414	$4,127	$3,837
Net charge-offs to average loans outstanding	0.01%	0.04%	0.04%	0.03%	—%
Allowance for loan losses to total loans at year-end	1.06%	0.68%	0.60%	0.55%	1.00%

The allowance for loan losses at December 31, 2020 represented 1.06% of total loans, compared to 0.68% at December 31, 2019.

During the year ended December 31, 2020, there was (1) a decrease in the provision for both the one-to four family residential and construction and the home equity loans and lines of credit loan classes primarily due to decreases in the loan balances in these categories as well as decreases in the qualitative factors related to changes in loan balances, lending policies and the experience, depth and ability of management partially offset by increases in the economic qualitative factor as a result of the COVID-19 pandemic and charge-offs incurred during the year; (2) an increase in the provision for the commercial real estate and construction loan class primarily due to increases in the loan balances in this category as well as the addition of a new qualitative factor for the COVID-19 pandemic, additional reserves required for the hotel sector and increases in the qualitative factors related to changes in volume and severity of past due, nonaccrual and classified loans, loan concentrations and internal loan review partially offset by decreases in the qualitative factors related to changes in lending policies, the experience, depth and ability of management and other external factors; and (3) a decrease in the allowance for the commercial business loan class primarily due to decreases in the qualitative factors related to changes in loan balances, lending policies and the experience, depth and ability of management as well as charge-offs incurred during the year partially offset by the addition of a new qualitative factor due to the COVID-19 pandemic and increases in the qualitative factors related to balance changes in loan concentrations and internal loan review. The allowance for other loan segment remained consistent with the prior year.

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

	December 31, 2020		December 31, 2019		December 31, 2018		December 31, 2017		December 31, 2016
		Percent of		Percent of		Percent of		Percent of		Percent of
		Loans in		Loans in		Loans in		Loans in		Loans in
		Each		Each		Each		Each		Each
		Category to		Category to		Category to		Category to		Category to
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
One-to-four family residential and construction	$206	2.6%	$721	32.7%	$1,051	34.6%	$1,384	34.8%	$1,280	45.4%
Commercial real estate and construction	6,990	89.1%	3,313	45.1%	2,761	42.1%	2,003	40.1%	1,787	30.3%
Home equity loans and lines of credit	191	2.4%	310	15.5%	312	16.8%	400	17.4%	547	20.2%
Commercial business	451	5.8%	534	6.6%	286	6.3%	333	7.5%	211	4.0%
Other	3	0.0%	4	0.1%	4	0.2%	7	0.2%	12	0.1%
Total	$7,841	100.0%	$4,882	100.0%	$4,414	100.0%	$4,127	100.0%	$3,837	100.0%

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. The Company’s primary sources of funds consist of deposit inflows, loan repayments and sales, advances and short-term borrowings from the FHLB, repurchase agreements and maturities, principal repayments and sales of available-for-sale securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Asset/Liability Management Committee, under the direction of the Chief Financial Officer, is responsible for establishing and monitoring liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of its customers as well as unanticipated contingencies. Management believes there are sufficient sources of liquidity to satisfy short- and long-term liquidity needs as of December 31, 2020.

Management regularly monitors and adjusts the investments in liquid assets based upon an assessment of:

●	expected loan demand;
●	expected deposit flows and borrowing maturities;
●	yields available on interest-earning deposits and securities; and
●	the objectives of the asset/liability management program.

The most liquid assets are cash and cash equivalents. The level of these assets is dependent on the operating, financing, lending and investing activities during any given period. At December 31, 2020, cash and cash equivalents totaled $50.5 million. Cash flows are derived from operating activities, investing activities and financing activities as reported in the Company’s Consolidated Statements of Cash Flows included in the Consolidated Financial Statements.

At December 31, 2020, there were $126.6 million in loan commitments outstanding of which $57.1 million were for commercial loans and lines, $43.8 million were for one-to-four-family and construction loans and $25.7 million were for standby letters of credit and other commitments including consumer overdraft lines. Certificates of deposit due within one year of December 31, 2020 totaled $84.9 million, or 10.5% of total deposits. If these deposits do not remain with the Bank, it may be required to seek other sources of funds, including loan and securities sales, repurchase agreements and FHLB advances and short-term borrowings. The Company believes, however, based on historical experience and current market interest rates, it will retain upon maturity a large portion of certificates of deposit with maturities of one year or less.

The Company’s primary investing activities include originating loans and purchasing investment securities. During the year ended December 31, 2020, the Bank had a net increase in loans of  $21.8 million due in large part to a $51.8 million increase in commercial real estate loans and $42.4 million SBA PPP loans that were funded during the period partially offset by prepayments and residential loan sales. During the year ended December 31, 2019, the Bank had a net decrease in loans of  $16.0 million. Purchases of investment securities totaled $79.9 million and $44.2 million for the years ended December 31, 2020 and 2019, respectively.

Financing activities generally consist of activity in deposit accounts and FHLB advances and short-term borrowings. The Company experienced net increases in deposits of  $74.8 million and $16.5 million during the years ended December 31, 2020 and December 31, 2019, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Bank and local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB, which provides an additional source of funds. There were net decreases in FHLB advances of  $9.6 million and $9.0 million for the years ended December 31, 2020 and December 31, 2019, respectively. There were no FHLB short term borrowings for the year ended December 31, 2020 and a net decrease of  $4.5 million for the year ended December 31, 2019. At December 31, 2020, the Bank had the ability to borrow up to an additional $315.2 million from the FHLB.

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

Off-Balance Sheet Arrangements

In the normal course of business, the Company extends credit in the form of various financial instruments with off-balance-sheet risks. These off-balance sheet instruments involve, to various degrees, elements of credit and interest rate risk not reported in the statement of financial condition. The Company uses the same credit policies in making commitments for off-balance sheet financial instruments as it does for on-balance sheet instruments. Collateral is generally required to support financial instruments with credit risk and it typically includes real estate property. The Company grants loan commitments at prevailing market rates of interest. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the loan agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The Company’s exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contract amount of the financial instrument and is limited by subjecting them to credit approval and monitoring procedures. Substantially all commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of the loan funding. Sometimes commitments expire without being drawn upon. Therefore, the total contractual amounts presented do not necessarily represent future funding requirements. At December 31, 2020, the Company had unused commitments totaling $126.6 million.

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

In addition to the above strategies with respect to lending activities, the Company has used the following strategies to reduce interest rate risk:

●	increasing personal and business checking accounts, which are less rate-sensitive than certificates of deposit and which provide the Company with a stable, low-cost source of funds;
●	repaying short-term borrowings; and
●	maintaining relatively high levels of capital.

The Company has not conducted hedging activities, such as engaging in futures, options or swap transactions, or investing in high-risk mortgage derivatives, such as collateralized mortgage obligation residual interests, real estate mortgage investment conduit residual interests or stripped mortgage backed securities.

In addition, changes in interest rates can affect the fair values of the Company’s financial instruments. During the years ended December 31, 2020 and 2019, changes in market interest rates were the primary reason for the fluctuations in the fair values of the Company’s loans, deposits and FHLB advances. For additional information, see Note 17 to the Notes to the Company’s Consolidated Financial Statements.

Net Portfolio Value. The table below sets forth, as of December 31, 2020, the estimated changes in the net portfolio value (“NPV”) that would result from the designated instantaneous changes in the interest rate yield curve (dollars in thousands). The NPV is the difference between the present value of an institution’s assets and liabilities. The institution’s NPV would change in the event of a range of assumed changes in market interest rates. The simulation model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value. Historically, the model estimated the economic value of each type of asset, liability and off-balance sheet contract using the current interest rate yield curve with instantaneous increases or decreases of 100 to 300 basis points in 100 basis point increments. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. Given the current relatively low level of market interest rates, an NPV calculation for an interest rate decrease of greater than 100 basis points has not been prepared.

	Net Portfolio Value(2)			Net Interest Income
		Estimated Increase			Estimated Increase
		(Decrease)			(Decrease)
				Estimated Net
	Estimated			Interest
Change in Interest Rates (basis points)	NPV(1)	Amount	Percent	Income(3)	Amount	Percent
December 31, 2020
+300	$159,884	$9,759	6.50%	$29,757	$1,766	6.30%
+200	$161,612	$11,487	7.65%	$29,429	$1,438	5.10%
+100	$159,181	$9,056	6.03%	$29,040	$1,049	3.70%
0	$150,125	$—	—%	$27,991	$—	—%
-100	$126,638	$(23,486)	(15.64)%	$27,339	$(652)	(2.30)%
(1)	Assumes an instantaneous and parallel shift in interest rates at all maturities.
(2)	NPV, also referred to as economic value of equity, is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Assumes a gradual change in interest rates over a one year period at all maturities.

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

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Standard AVB Financial Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Standard AVB Financial Corp. and subsidiaries (the “Company”) as of December 31, 2020 and 2019; the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended; and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Basis for Opinion (Continued)

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements; and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter, in any way, our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses (ALL) – Qualitative Factors

Description of the Matter

The Company’s loan portfolio totaled $742.6 million as of December 31, 2020, and the associated ALL was $7.8 million. As discussed in Note 5 to the consolidated financial statements, determining the amount of the ALL requires significant judgment about the collectability of loans, which includes an assessment of quantitative factors such as historical loss experience within each risk category of loans and testing of certain commercial loans for impairment. Management applies additional qualitative adjustments to reflect the inherent losses that exist in the loan portfolio at the balance sheet date that are not reflected in the historical loss experience. Qualitative adjustments are made based upon changes in lending policies and practices, economic conditions, changes in the loan portfolio mix, trends in loan delinquencies and classified loans, collateral values, and concentrations of credit risk for the commercial loan portfolios.

We identified these qualitative adjustments within the ALL as critical audit matters because they involve a high degree of subjectivity. In turn, auditing management’s judgments regarding the qualitative factors applied in the ALL calculation involved a high degree of subjectivity.

Furthermore, concern about the spread of COVID-19 has caused and is likely to continue to cause business shutdowns, limitations on commercial activity and financial transactions, labor shortages, supply chain interruptions, increased unemployment and commercial property vacancy rates, reduced profitability and ability for property owners to make mortgage payments, and overall economic and financial market instability, all of which may cause borrowers to be unable to make scheduled loan payments. If the effects of COVID-19 result in widespread and sustained loan repayment shortfalls, significant loan delinquencies, foreclosures, declines in collateral values, and credit losses could result in, and significantly impact, the overall adequacy of the ALL. The extent of COVID-19’s effects on business, operations, or the global economy as a whole is highly uncertain and cannot be predicted, including the scope and duration of the pandemic, which increases the degree of subjectivity involved in estimating the related qualitative factors within the ALL.

Allowance for Loan Losses (ALL) – Qualitative Factors (Continued)

How We Addressed the Matter in Our Audit

We gained an understanding of the Company’s process for establishing the ALL, including the qualitative adjustments made to the ALL. We evaluated the design and tested the operating effectiveness of controls over the Company’s ALL process, which included, among others, management’s review and approval controls designed to assess the need and level of qualitative adjustments to the ALL, as well as the reliability of the data utilized to support management’s assessment.

To test the qualitative adjustments, we evaluated the appropriateness of management’s methodology and assessed whether all relevant risks were reflected in the ALL and the need to consider qualitative adjustments, including the potential effect of COVID-19 on the adjustments.

Regarding the measurement of the qualitative adjustments, we evaluated the completeness, accuracy, and relevance of the data and inputs utilized in management’s estimate. For example, we compared the inputs and data to the Company’s historical loan performance data, third-party macroeconomic data, and considered the existence of new or contrary information. Furthermore, we analyzed the changes in the components of the qualitative reserves relative to changes in external market factors, the Company’s loan portfolio, and asset quality trends, which included the evaluation of management’s ability to capture and assess relevant data from both external sources and internal reports on loan customers affected by the COVID-19 pandemic and the supporting documentation for substantiating revisions to qualitative factors.

We also utilized internal credit review specialists with knowledge to evaluate the appropriateness of management’s risk-rating processes, to ensure that the risk ratings applied to the commercial loan portfolio were reasonable.

We have served as the Company’s auditor since 2008.

Cranberry Township, Pennsylvania

March 31, 2021

Standard AVB Financial Corp.

Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)

	December 31,	December 31,
	2020	2019
ASSETS
Cash on hand and due from banks	$3,543	$3,396
Interest-earning deposits in other institutions	46,970	29,031
Cash and Cash Equivalents	50,513	32,427
Investment securities available for sale, at fair value	89,953	69,884
Equity securities, at fair value	2,552	2,955
Mortgage-backed securities available for sale, at fair value	95,525	91,478
Certificate of deposit	249	249
Federal Home Loan Bank and other restricted stock, at cost	9,008	7,486
Loans receivable, net of allowance for loan losses of $7,841 and $4,882	734,752	712,965
Loans held for sale	371	373
Foreclosed real estate	488	404
Office properties and equipment, net	9,357	9,930
Bank-owned life insurance	24,934	23,374
Goodwill	25,836	25,836
Core deposit intangible	1,411	1,881
Accrued interest receivable and other assets	6,639	5,145
TOTAL ASSETS	$1,051,588	$984,387

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Demand and savings accounts	$603,077	$489,339
Time deposits	206,163	245,114
Total Deposits	809,240	734,453
Long-term borrowings	89,382	99,098
Securities sold under agreements to repurchase	3,597	3,740
Accrued interest payable and other liabilities	3,418	5,248
TOTAL LIABILITIES	905,637	842,539

Stockholders’ Equity
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value per share, 40,000,000 shares authorized, 4,773,995 and 4,689,354 shares issued and outstanding, respectively	48	47
Additional paid-in-capital	72,137	72,155
Retained earnings	72,938	70,037
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,379)	(1,533)
Accumulated other comprehensive income	2,207	1,142
TOTAL STOCKHOLDERS’ EQUITY	145,951	141,848
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,051,588	$984,387

See accompanying notes to the consolidated financial statements.

Standard AVB Financial Corp.

Consolidated Statements of Income

(Dollars in thousands, except per share data)

	Year Ended December 31,
	2020	2019
Interest and Dividend Income
Loans, including fees	$30,964	$32,487
Mortgage-backed securities	1,482	2,183
Investments:
Taxable	441	464
Tax-exempt	1,787	1,580
Federal Home Loan Bank and other restricted stock	506	618
Interest-earning deposits and federal funds sold	135	372
Total Interest and Dividend Income	35,315	37,704

Interest Expense
Deposits	5,283	6,991
Federal Home Loan Bank short-term borrowings	—	45
Long-term borrowings	2,091	2,209
Securities sold under agreements to repurchase	13	17
Total Interest Expense	7,387	9,262

Net Interest Income	27,928	28,442

Provision for Loan Losses	3,058	725

Net Interest Income after Provision for Loan Losses	24,870	27,717

Noninterest Income
Service charges	2,948	3,046
Earnings on bank-owned life insurance	560	537
Net gains (losses) on sales of securities	23	(1)
Net equity securities fair value adjustment (losses) gains	(403)	230
Net loan sale gains and referral fees	1,728	273
Investment management fees	678	695
Other income	77	272
Total Noninterest Income	5,611	5,052

Noninterest Expenses
Compensation and employee benefits	12,986	12,812
Data processing	710	717
Premises and occupancy costs	2,420	2,427
Automatic teller machine expense	577	595
Federal deposit insurance	155	105
Core deposit amortization	470	627
Merger expenses	1,075	—
Other operating expenses	4,211	4,342
Total Noninterest Expenses	22,604	21,625

Income before Income Tax Expense	7,877	11,144

Income Tax Expense
Federal	552	1,704
State	393	634
Total Income Tax Expense	945	2,338
Net Income	$6,932	$8,806
Earnings Per Share:
Basic earnings per common share	$1.52	$1.91
Diluted earnings per common share	$1.50	$1.90

Cash dividends paid per common share	$0.88	$0.88
Basic weighted average shares outstanding	4,551,456	4,606,457
Diluted weighted average shares outstanding	4,630,586	4,642,775

See accompanying notes to the consolidated financial statements.

Standard AVB Financial Corp.

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Year Ended December 31,
	2020	2019
Net Income	$6,932	$8,806

Other comprehensive income:
Change in unrealized gain on securities available for sale	1,631	3,151
Tax effect	(342)	(663)
Reclassification adjustment for security (gains) losses realized in income	(23)	1
Tax effect	5	—
Change in pension obligation for defined benefit plan	(261)	(4)
Tax effect	55	1
Total other comprehensive income	1,065	2,486

Total Comprehensive Income	$7,997	$11,292

See accompanying notes to the consolidated financial statements.

Standard AVB Financial Corp.

Consolidated Statement of Changes in Stockholders’ Equity

(Dollars in thousands, except per share data)

					Accumulated
		Additional		Unearned	Other	Total
	Common	Paid-In	Retained	ESOP	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Shares	Income (Loss)	Equity

Balance, December 31, 2018	$48	$75,571	$65,301	$(1,686)	$(1,344)	$137,890
Net income	—	—	8,806	—	—	8,806
Other comprehensive income	—	—	—	—	2,486	2,486
Stock repurchases (147,098 shares)	(1)	(4,011)	—	—	—	(4,012)
Cash dividends ($0.88 per share)	—	—	(4,070)	—	—	(4,070)
Stock options exercised (18,914 shares)	—	257	—	—	—	257
Compensation expense on stock awards	—	81	—	—	—	81
Compensation expense on ESOP	—	257	—	153	—	410
Balance, December 31, 2019	$47	$72,155	$70,037	$(1,533)	$1,142	$141,848
Net income	—	—	6,932	—	—	6,932
Other comprehensive income	—	—	—	—	1,065	1,065
Stock repurchases (137,622 shares)	(1)	(4,084)	—	—	—	(4,085)
Cash dividends ($0.88 per share)	—	—	(4,031)	—	—	(4,031)
Stock options exercised (215,910 shares)	2	3,694	—	—	—	3,696
Compensation expense on stock awards	—	147	—	—	—	147
Compensation expense on ESOP	—	225	—	154	—	379
Balance, December 31, 2020	$48	$72,137	$72,938	$(1,379)	$2,207	$145,951

See accompanying notes to the consolidated financial statements.

Standard AVB Financial Corp.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,
	2020	2019
Cash Flows From Operating Activities
Net income	$6,932	$8,806
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,657	1,940
Provision for loan losses	3,058	725
Amortization of core deposit intangible	470	627
Net (gain) loss on sale of securities available for sale	(23)	1
Net equity securities fair value adjustment losses (gains)	403	(230)
Net gain on sale of office properties and equipment	(24)	(29)
Net gain on sale of foreclosed real estate	(37)	—
Origination of loans held for sale	(68,101)	(13,981)
Proceeds from sale of loans held for sale	69,791	13,784
Net loan sale gains and referral fees	(1,728)	(273)
Compensation expense on ESOP	379	410
Compensation expense on stock awards	147	81
Deferred income taxes	(467)	(80)
(Increase) decrease in accrued interest receivable	(471)	29
Earnings on bank-owned life insurance	(560)	(537)
Decrease in accrued interest payable	(217)	(144)
Other, net	(2,593)	3,250
Net Cash Provided by Operating Activities	9,616	14,379
Cash Flows Used In Investing Activities
Net (increase) decrease in loans	(25,692)	15,230
Purchases of investment securities	(39,303)	(13,138)
Purchases of mortgage-backed securities	(40,547)	(30,351)
Proceeds from maturities/principal repayments/calls of investment securities	19,045	5,315
Proceeds from maturities/principal repayments/calls of mortgage-backed securities	32,972	20,252
Proceeds from sales of investment securities	874	6,328
Proceeds from sales of mortgage-backed securities	3,508	1,286
Purchase of Federal Home Loan Bank stock	(2,810)	(3,137)
Redemption of Federal Home Loan Bank stock	1,288	3,551
Proceeds from sales of foreclosed real estate	220	83
Purchase of bank-owned life insurance	(1,000)	(265)
Proceeds from sales of office properties and equipment	26	997
Purchases of office properties and equipment	(370)	(734)
Net Cash (Used) Provided by Investing Activities	(51,789)	5,417
Cash Flows From Financing Activities
Net increase in demand and savings accounts	113,738	18,117
Net decrease in time deposits	(38,951)	(1,583)
Net (decrease) increase in securities sold under agreements to repurchase	(143)	1,603
Net repayments of Federal Home Loan Bank short-term borrowings	—	(4,524)
Repayments of Federal Home Loan Bank advances	(34,581)	(34,165)
Proceeds from Federal Home Loan Bank advances	25,000	25,208
Lease liability payments	(384)	(407)
Exercise of stock options	3,696	257
Dividends paid	(4,031)	(4,070)
Stock repurchases	(4,085)	(4,012)
Net Cash Provided (Used) by Financing Activities	60,259	(3,576)
Net Increase in Cash and Cash Equivalents	18,086	16,220
Cash and Cash Equivalents - Beginning	32,427	16,207
Cash and Cash Equivalents - Ending	$50,513	$32,427
Supplementary Cash Flows Information:
Interest paid	$7,604	$9,406
Income taxes paid	$1,778	$2,923
Investment securities purchased not settled	$—	$756
Loans transferred to foreclosed real estate	$267	$62
Right-of-use asset	$(169)	$(3,423)
Lease liability	$169	$3,449
Prepaid lease payments	$—	$(26)

See accompanying notes to the consolidated financial statements.

Standard AVB Financial Corp.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2020 and December 31, 2019

Note 1 — Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Standard AVB Financial Corp. (the “Company”) and its direct and indirect wholly owned subsidiaries, Standard Bank, PaSB (the “Bank”), and Westmoreland Investment Company. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company owns all of the outstanding shares of common stock of the Bank.

Proposed Merger with Dollar

On September 25, 2020 the Company, and Dollar Mutual Bancorp (“Dollar”) announced they had entered into a definitive agreement under which Dollar will acquire the Company in an all cash transaction valued at approximately $158.0 million. The Company’s stockholders will receive $33.00 for each share of Company common stock that they own. The transaction was approved by the Company’s stockholders on January 19, 2021 and is expected to close in the first half of 2021. However, it is possible that factors outside the control of both companies, including whether or when the required regulatory approvals will be received, could result in the merger being completed at a different time or not at all. In connection with the acquisition, the Company had incurred $1.1 million ($1.0 million after tax) of merger-related expenses for the year ended December 31, 2020, primarily legal and investment banker costs, which are included in the Consolidated Statements of Income.

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

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of related revenue and expenses during the reporting period. Although our current estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that in 2021, actual conditions could be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, obligations associated with the deferred benefit pension plan, valuation of deferred taxes, fair value of investments and mortgage-backed securities available for sale, and the valuation of intangible assets.

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

for the Years Ended December 31, 2020 and December 31, 2019

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

Securities bought and held principally for the purpose of selling them in the near term are classified as trading and are reported at fair value, with unrealized gains and losses included in earnings. The Company had no trading securities in 2020 or 2019.

Held-to-maturity securities are debt securities acquired with the intent and ability to hold to maturity and are stated at amortized cost. The Company had no held-to-maturity securities in 2020 or 2019.

Available-for-sale securities are debt securities that are not classified as trading or held-to-maturity securities and serve principally as a source of liquidity. Available-for-sale debt securities are stated at fair value, with unrealized holding gains and losses reported as a separate component of stockholders’ equity, net of tax, until realized.

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

Federal Home Loan Bank Stock

The Company, as a member of the Federal Home Loan Bank (“FHLB”) system, is required to maintain an investment in capital stock of the FHLB. During 2020, the FHLB made quarterly dividend payments. Additionally, excess capital stock was repurchased weekly in an amount equal to the lesser of five percent of the member’s total capital stock outstanding or its excess capital stock outstanding.

FHLB stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost on the Consolidated Statements of Financial Condition, and evaluated for impairment. The determination of whether

Standard AVB Financial Corp.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2020 and December 31, 2019

the stock is impaired is based on the assessment of the ultimate recoverability of the cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of the cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB. Management evaluated the stock based on the above and determined that the stock was not impaired as of December 31, 2020 or December 31, 2019.

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

Loans Acquired

Loans acquired, including loans that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments receivable, are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance. Loans are evaluated individually to determine if there is evidence of deterioration of credit quality since origination. The difference between the undiscounted cash flows expected at acquisition and the investment in the loan, or the “accretable yield,” is recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment or as a loss accrual or a valuation allowance. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining estimated life. Decreases in expected cash flows are recognized immediately as impairment. Any valuation allowances on these impaired loans reflect only losses incurred after acquisition.

For purchased loans acquired that are not deemed impaired at acquisition, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value. Loans are aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. Subsequent to the purchase date, the methods utilized to estimate the required allowance for credit losses for these loans is similar to originated loans; however, the Company records a provision for loan loss only when the required allowance exceeds any remaining credit discounts. The remaining difference between the purchase price and the unpaid principal balance at the date of acquisition are recorded in interest income over the life of the loans.

Standard AVB Financial Corp.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2020 and December 31, 2019

Allowance for Loan Losses

The allowance for loan losses represents the amount which management estimates is necessary to provide for probable losses in its loan portfolio. The Company uses the allowance method in providing for loan losses. Accordingly, all loan losses are charged to the allowance, and all recoveries are credited to it. The allowance for loan losses is established through a provision for loan losses which is charged to operations.

Mortgage Loans Held for Sale and Mortgage Servicing Rights

Mortgage loans held for sale are valued at the lower of cost or fair value as determined by current investor yield requirements calculated on an aggregate basis. Mortgage servicing rights (“MSRs”) represent the right to service loans for third-party investors. MSRs are recognized as a separate asset for the right to service mortgage loans for others, regardless of how those servicing rights are acquired. MSRs are recognized upon the sale of mortgage loans to a third-party investor with the servicing rights retained by the Bank. Servicing loans for others generally consists of collecting mortgage payments from borrowers, maintaining escrow accounts, remitting payments to third-party investors and, when necessary, processing foreclosures. Serviced loans are not included in the Consolidated Statements of Financial Condition. Loan servicing income includes servicing fees received from the third-party investors. Originated MSRs are recorded in accrued interest receivable and other assets on the Consolidated Statements of Financial Condition at allocated fair value at the time of the sale of the loans to the third-party investor. MSRs are amortized in proportion to and over the estimated period of net servicing income. MSRs are carried at amortized cost, less a valuation allowance for impairment, if any. Impairment exists if the carrying value of MSRs exceeds the estimated fair value of the MSRs. Impairment at December 31, 2020 was $174,000. There was no impairment at December 31, 2019.

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

for the Years Ended December 31, 2020 and December 31, 2019

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

Goodwill and Core Deposit Intangible

Goodwill represents the excess of the purchase price over the cost of net assets purchased. Goodwill is not amortized, but is evaluated for impairment. At least annually, management reviews goodwill and evaluates events or changes in circumstances that may indicate impairment in the carrying amount of goodwill. If the sum of the expected undiscounted future cash flows is less than the carrying amount of the net assets, an impairment loss will be recognized. Impairment, if any, is measured on a discounted future cash flow basis. For December 31, 2020 and December 31, 2019, no impairment existed; however, for any future period, if the Company determines that there has been impairment in the carrying value of goodwill, the Company would record a charge to earnings, which could have a material adverse effect on net income.

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

Standard AVB Financial Corp.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2020 and December 31, 2019

The Company accounts for uncertain tax positions if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50%; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. The Company had no uncertain tax positions at December 31, 2020 or December 31, 2019. If the Company were to incur interest and penalties on income taxes, it would be recognized as a component of income tax expense.

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

Advertising Expense

Advertising costs are expensed as incurred and included in other operating expense in the Consolidated Statements of Income. Advertising expense for the years ended December 31, 2020 and December 31, 2019 totaled $143,000 and $262,000, respectively.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive gain (loss). Other comprehensive gain (loss) includes the change in unrealized gains on debt securities available for sale, unrealized losses related to factors other than credit on debt securities, and the change in the pension benefit obligation for the defined benefit plan.

Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The following table sets forth

Standard AVB Financial Corp.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2020 and December 31, 2019

the computation of basic and diluted EPS for the years ended December 31, 2020 and December 31, 2019 (dollars in thousands except share and per share data):

	Year Ended December 31,
	2020	2019
Net income available to common stockholders	$6,932	$8,806

Basic EPS:
Weighted average shares outstanding	4,551,456	4,606,457
Basic EPS	$1.52	$1.91

Diluted EPS:
Weighted average shares outstanding	4,551,456	4,606,457
Dilutive effect of common stock equivalents	79,130	36,318
Total diluted weighted average shares outstanding	4,630,586	4,642,775
Diluted EPS	$1.50	$1.90

Options to purchase 31,871 and 247,781 shares of common stock were outstanding as of December 31, 2020 and December 31, 2019, respectively, with an average exercise price of $16.73 and $17.07, respectively. There were no anti-dilutive options as of December 31, 2020 or December 31, 2019.

As of December 31, 2020 and December 31, 2019, there were 4,205 and 1,944 shares of outstanding restricted stock, respectively, that were not fully vested and were taken into consideration in the computation of both basic and diluted earnings per common share.

Reclassifications

Certain comparative amounts for the prior year have been reclassified to conform to current-year presentation. Such reclassifications had no effect on net income or stockholders’ equity.

Recent Accounting Pronouncements

Accounting Standards Pending Adoption

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. In November 2019, the FASB issued ASU 2019-10, Financial Instruments — Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). This Update defers the effective date of ASU 2016-13 for SEC filers that are eligible to be smaller reporting companies, non-SEC filers, and all other companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The

Standard AVB Financial Corp.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2020 and December 31, 2019

Company expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements. The Company had initially worked with a third party to evaluate the various CECL methodologies and decided to utilize the vintage method. Given the deferral of the effective date, the Company has delayed further efforts to determine what impact it will have on the consolidated financial statements.

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

for the Years Ended December 31, 2020 and December 31, 2019

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

for the Years Ended December 31, 2020 and December 31, 2019

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

In October 2020, the FASB issued ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable Fees and Other Costs, which clarifies that, for each reporting period, an entity should reevaluate whether a callable debt security is within the scope of ASC 310-20-35-33. For public business entities, ASU 2020-08 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early application is not permitted. For all other entities, ASU 2020-08 is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. This Update is not expected to have a significant impact on the Company’s financial statements.

In October 2020, the FASB issued ASU 2020-09, Debt (Topic 470): Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762, which codifies, as appropriate, the amended financial statement disclosure requirements in Regulation S-X Rules 13-01 and 13-02. The amendments are effective January 4, 2021. This Update did not have a significant impact on the Company’s financial statements.

In October 2020, the FASB issued ASU 2020-10, Codification Improvements, which makes minor technical corrections and clarifications to the ASC. The amendments in Sections B and C of the ASU are effective for annual periods beginning after December 15, 2020, for public business entities. For all other entities, the amendments are effective for annual periods beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022. This Update is not expected to have a significant impact on the Company’s financial statements.

Standard AVB Financial Corp.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2020 and December 31, 2019

Note 2 — Investment Securities

Investment securities available for sale at December 31, 2020 and December 31, 2019 were as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2020:
U.S. government and agency obligations due:
Beyond 1 year but within 5 years	$1,000	$2	$—	$1,002
Beyond 5 year but within 10 years	3,000	5	—	3,005
Corporate bonds due:
Within 1 year	1,000	—	—	1,000
Beyond 1 year but within 5 years	3,975	255	—	4,230
Municipal obligations due:
Within 1 year	4,657	107	—	4,764
Beyond 1 year but within 5 years	1,640	53	—	1,693
Beyond 5 years but within 10 years	18,571	525	—	19,096
Beyond 10 years	54,009	1,177	(23)	55,163
	$87,852	$2,124	$(23)	$89,953

December 31, 2019:
U.S. government and agency obligations due:
Within 1 year	$5,986	$12	$—	$5,998
Beyond 1 year but within 5 years	1,470	29	—	1,499
Beyond 5 year but within 10 years	948	44	—	992
Corporate bonds due:
Beyond 1 year but within 5 years	2,477	102	—	2,579
Municipal obligations due:
Within 1 year	260	2	—	262
Beyond 1 year but within 5 years	5,085	244	—	5,329
Beyond 5 years but within 10 years	18,210	456	—	18,666
Beyond 10 years	33,951	648	(40)	34,559
	$68,387	$1,537	$(40)	$69,884

For the year ended December 31, 2020 gains on sales of investment securities were $53,000 with total proceeds from such sales of $874,000. For the year ended December 31, 2019, gains on sales of investment securities were $11,000 and losses were $11,000 with total proceeds from such sales of $6.3 million.

Investment securities with a carrying value of $11.4 million and $11.9 million were pledged to secure repurchase agreements and public funds accounts at December 31, 2020 and December 31, 2019, respectively.

Standard AVB Financial Corp.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2020 and December 31, 2019

The following table presents the fair value and gross unrealized losses on investment securities and the length of time that the securities have been in a continuous unrealized loss position at December 31, 2020 and December 31, 2019 (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2020:
Municipal obligations	$5,619	$(23)	$—	$—	$5,619	$(23)

Total	$5,619	$(23)	$—	$—	$5,619	$(23)

December 31, 2019:
Municipal obligations	$4,496	$(40)	$—	$—	$4,496	$(40)
Total	$4,496	$(40)	$—	$—	$4,496	$(40)

At December 31, 2020, the Company held eight investment securities in an unrealized loss position. The unrealized losses on these securities resulted primarily from interest rate fluctuations. The Company does not intend to sell these securities nor is it more likely than not that the Company would be required to sell these securities before their anticipated recovery and the Company believes the collection of the investment and related interest is probable. Based on this, the Company considers all of the unrealized losses to be temporary impairment losses.

Note 3 — Equity Securities

The following table presents the net gains and losses on equity investments recognized in earnings during the years ended December 31, 2020 and December 31, 2019, and the portion of unrealized gains and losses for those periods that relate to equity investments held (dollars in thousands):

	Year Ended December 31,
	2020	2019
Net equity securities fair value adjustment (losses) gains	$(403)	$230
Net gains realized on the sale of equity securities during the period	—	—
(Losses) gains recognized on equity securities during the period	$(403)	$230

There were no sales of equity securities during the years ended December 31, 2020 and December 31, 2019.

Standard AVB Financial Corp.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2020 and December 31, 2019

Note 4 — Mortgage-Backed Securities

Mortgage-backed securities available for sale at December 31, 2020 and December 31, 2019 were as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2020:
Government pass-throughs:
Ginnie Mae	$20,079	$432	$(16)	$20,495
Fannie Mae	24,051	601	(99)	24,553
Freddie Mac	21,317	357	(50)	21,624
Private pass-throughs	17,528	55	(212)	17,371
Collateralized mortgage obligations	11,287	209	(14)	11,482
	$94,262	$1,654	$(391)	$95,525

December 31, 2019:
Government pass-throughs:
Ginnie Mae	$21,386	$188	$(70)	$21,504
Fannie Mae	20,537	258	—	20,795
Freddie Mac	13,986	134	(34)	14,086
Private pass-throughs	21,904	—	(301)	21,603
Collateralized mortgage obligations	13,406	110	(26)	13,490
	$91,219	$690	$(431)	$91,478

Private pass-throughs include Small Business Administration (“SBA”) securities that are each an aggregation of SBA guaranteed portions of loans made by SBA lenders under section 7(a) of the Small Business Act. The guaranty is backed by the full faith and credit of the United States.

For the year ended December 31, 2020, losses on sales of mortgage-backed securities were $30,000 and proceeds from such sales were $3.5 million. During the year ended December 31, 2019, losses on sales of mortgage-backed securities were $1,000 and proceeds from such sales were $1.3 million.

Mortgage-backed securities with a carrying value of $17.0 million and $13.3 million were pledged to secure repurchase agreements and public funds accounts at December 31, 2020 and December 31, 2019, respectively.

Standard AVB Financial Corp.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2020 and December 31, 2019

The following table presents the fair value and gross unrealized losses on mortgage-backed securities and the length of time that the securities have been in a continuous unrealized loss position at December 31, 2020 and December 31, 2019 (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2020:
Government pass-throughs:
Ginnie Mae	$2,629	$(15)	$462	$(1)	$3,091	$(16)
Fannie Mae	7,062	(99)	—	—	7,062	(99)
Freddie Mac	7,543	(50)	—	—	7,543	(50)
Private pass-throughs	—	—	15,539	(212)	15,539	(212)
Collateralized mortgage obligations	5,944	(14)	—	—	5,944	(14)
Total	$23,178	$(178)	$16,001	$(213)	$39,179	$(391)

December 31, 2019:
Government pass-throughs:
Ginnie Mae	$4,070	$(27)	$3,516	$(43)	$7,586	$(70)
Freddie Mac	5,537	(34)	—	—	5,537	(34)
Private pass-throughs	2,060	(29)	19,197	(272)	21,257	(301)
Collateralized mortgage obligations	562	(2)	3,526	(24)	4,088	(26)
Total	$12,229	$(92)	$26,239	$(339)	$38,468	$(431)

At December 31, 2020 the Company held 31 mortgage-backed securities in an unrealized loss position. The decline in the fair value of these securities resulted primarily from interest rate fluctuations. The Company does not intend to sell these securities nor is it more likely than not that the Company would be required to sell these securities before their anticipated recovery. The Company believes the collection of the investment principal and related interest is probable. Based on the above, the Company considers all of the unrealized loss to be temporary impairment loss.

Standard AVB Financial Corp.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2020 and December 31, 2019

Note 5 — Loans Receivable

The following table summarizes the primary segments of the loan portfolio by the amounts collectively evaluated for impairment and the amounts individually evaluated for impairment, as of December 31, 2020 and December 31, 2019 (dollars in thousands):

	Real Estate Loans
	One-to-four-	Commercial	Home
	family	Real Estate	Equity Loans
	Residential and	and	and Lines	Commercial	Other
	Construction	Construction	of Credit	Business	Loans	Total
December 31, 2020:
Collectively evaluated for impairment	$192,402	$372,558	$96,116	$77,332	$504	$738,912
Individually evaluated for impairment	—	3,063	—	618	—	3,681
Total loans before allowance for loan losses	$192,402	$375,621	$96,116	$77,950	$504	$742,593

December 31, 2019:
Collectively evaluated for impairment	$234,421	$323,008	$111,499	$46,907	$570	$716,405
Individually evaluated for impairment	—	835	—	607	—	1,442
Total loans before allowance for loan losses	$234,421	$323,843	$111,499	$47,514	$570	$717,847

Total loans at December 31, 2020 and December 31, 2019 were net of deferred loan fees of $1.3 million and $233,000, respectively. The increase in net deferred loan fees was primarily the result of fees booked related to Paycheck Protection Program (“PPP”) loans booked during the period which are discussed further below.

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

for the Years Ended December 31, 2020 and December 31, 2019

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

The following table provides additional information with respect to the Company’s commercial real estate and construction and commercial business loans by industry sector at December 31, 2020 (dollars in thousands):

Type of Loan (1)	Number of Loans	Balance
Real Estate Rental and Leasing	1,297	$305,937
Construction	158	28,922
Accommodation and Food Services	75	22,864
Other Services (except Public Administration)	140	15,137
Health Care and Social Assistance	113	14,515
Retail Trade	82	13,408
Professional, Scientific, and Technical Services	138	10,054
Manufacturing	41	9,575
Wholesale Trade	55	7,163
Public Administration	48	6,303
Other	213	19,693
Total	2,360	$453,571

(1)	Loan types are based on the North American Industry Classification System (NAICS).

As of December 31, 2020, the real estate rental and leasing sector included the following industry categories:

Detail of Real Estate Rental and Leasing	Number of Loans	Balance
Lessors of Residential Buildings and Dwellings	939	$156,110
Lessors of Nonresidential Buildings	217	111,621
Other Activities Related to Real Estate	47	11,459
Other General Government Support	18	6,466
Lessors of Mini Warehouses and Self-Storage Units	16	6,170
Lessors of Other Real Estate Property	13	5,375
Real Estate Property Managers	13	2,720
All Other Real Estate Rental and Leasing	34	6,016
Total	1,297	$305,937

The Company’s primary business activity is with customers located within its local market area. Although the Company has a diversified loan portfolio, loans outstanding to individuals and businesses are dependent upon the local economic conditions in its immediate market area. It is anticipated that certain industries will continue to suffer losses as a result of the COVID-19 pandemic. At December 31, 2020, the Company’s largest commercial loan concentrations are to the lessors of residential properties and the lessors of nonresidential properties representing 34.4% and 24.6% of the commercial loan portfolio, respectively. The construction portfolio is very well diversified with no exposure to any NAICS above $3.4 million. Additionally, the Bank had approximately $15.6 million in hotel and motel loans and $6.5 million in restaurant loans at December 31, 2020. Included in the hotel and motel and restaurant loans were $153,000 and $2.9 million of PPP loans, respectively.

Standard AVB Financial Corp.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2020 and December 31, 2019

The Coronavirus Aid Relief and Economic Security Act, (the “CARES Act”), was signed into law on March 27, 2020, and provided over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic. The CARES act authorized the SBA to temporarily guarantee PPP loans under a new 7(a) loan program. As a qualified SBA lender, the Company was automatically authorized to originate PPP loans. As of December 31, 2020, the Company had received approval from the SBA for over 400 PPP loans totaling over $43.2 million which generated $1.7 million in fees to be recognized over the life of the loans. The initial PPP loan program closed on August 8, 2020. The Company is currently working with customers to submit the required information to the SBA in order to receive the maximum amount of loan forgiveness on those loans. On December 27, 2020, an additional round of PPP funding was established. The Company is continuing to participate in the program which opened mid-January 2021 for new loan applications.

Eligible businesses were able to apply for a PPP loan up to the greater of: (1) 2.5 times its average monthly “payroll costs;” or (2) $10.0 million. PPP loans have: (a) an interest rate of 1.0%, (b) a five-year loan term to maturity for loans made on or after June 5, 2020 ); loans made prior to June 5, 2020 have a two-year term, however borrowers and lenders may mutually agree to extend the maturity for such loans to five years); and (c) principal and interest payments deferred for nine months from the date of disbursement. The SBA will guarantee 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and 60% of the loan proceeds are used for payroll expenses, with the remaining 40% of the loan proceeds used for other qualifying expenses.

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

Consistent with accounting and regulatory guidance, the Company recognizes a TDR when a borrower is experiencing financial difficulties and the Bank, for economic or legal reasons related to a borrower's financial difficulties, grants a concession to the borrower that would not normally be considered. Regardless of the form of concession granted, the Company's objective in offering a TDR is to increase the probability of repayment of the

Standard AVB Financial Corp.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2020 and December 31, 2019

borrower's loan. The Company did not modify any loans as TDRs during the year ended December 31, 2020. During the year ended December 31, 2019, there was one modification determined to be a TDR. The modification to one customer relationship consisted of one commercial real estate loan and one commercial business loan. The modification extended the amortization period for each of the term loans which will result in a balloon payment at the maturity date of each loan. The loans were changed to nonaccrual status and a specific reserve was established during the year ended December 31, 2020. The Company did not have any TDRs where a concession had previously been made that then defaulted during the years ended December 31, 2020 or December 31, 2019. As of December 31, 2020, all TDRs were performing in accordance with their modified terms and are included in the impaired loan table below.

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary at December 31, 2020 and December 31, 2019 (dollars in thousands):

			Impaired Loans
	Impaired Loans With		Without
	Allowance		Allowance	Total Impaired Loans
	Recorded	Related	Recorded	Recorded	Unpaid Principal
	Investment	Allowance	Investment	Investment	Balance
December 31, 2020:
Commercial real estate and construction	$853	$256	$2,210	$3,063	$3,063
Commercial business	618	186	—	618	618
Total impaired loans	$1,471	$442	$2,210	$3,681	$3,681

December 31, 2019:
Commercial real estate and construction	$—	$—	$835	$835	$835
Commercial business	—	—	607	607	607
Total impaired loans	$—	$—	$1,442	$1,442	$1,442

The following table presents the average recorded investment in impaired loans and related interest income recognized for the years ended December 31, 2020 and December 31, 2019 (dollars in thousands):

	For the Year Ended December 31,
	2020	2019
Average investment in impaired loans:
Commercial real estate and construction	$2,454	$167
Commercial business	611	121
	$3,065	$288
Interest income recognized on impaired loans	$151	$78

The Company has elected to follow the loan modification guidance under Section 4013 of the CARES Act, as amended by the Consolidated Appropriations Act on December 27, 2020, with regard to COVID-19 modifications made between March 1, 2020 and the earlier of either January 1, 2022 or the 60th day after the end of the COVID-19 national emergency. Under that guidance, any short-term loan modification that is done as a result of COVID-19 for a loan that was current prior to any relief, will not be categorized as a TDR. A modification of nine months or less is considered to be a short-term loan modification. The interagency guidance defines current as a loan that is less than 30 days past due on the contractual payments at the time of modification. The Company has developed loan payment deferral programs to provide assistance to both individuals and small business clients directly impacted by the COVID-19 pandemic. As of December 31, 2020, the Bank had existing payment deferrals for 8 commercial loans totaling $7.7 million and 17

Standard AVB Financial Corp.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2020 and December 31, 2019

consumer loans totaling $2.1 million as a result of COVID-19. All of these loans were initially provided a deferral period of 90 days and, if necessary, additional deferral periods were provided upon request. The Company remains fully committed to serving its customers and communities through this uncertain time.

The following table provides additional information with respect to the loans modified under Section 4013 of the CARES Act in the Company’s loan portfolio at December 31, 2020 (dollars in thousands):

			Weighted Average
Type of Loan	Number of Loans	Balance	Interest Rate
One-to-four family and residential and construction	11	$1,907	3.95%
Commercial real estate and construction	6	6,136	4.49%
Home equity loans and lines of credit	6	206	3.89%
Commercial business	2	1,572	4.73%
Total	25	$9,821	4.41%

Included in the commercial real estate and construction modifications were two hotel and motel loans totaling $5.0 million.

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

Standard AVB Financial Corp.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2020 and December 31, 2019

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the Company’s internal risk rating system as of December 31, 2020 and December 31, 2019 (dollars in thousands):

		Special
	Pass	Mention	Substandard	Doubtful	Total
December 31, 2020:
Real estate loans:
One-to-four-family residential and construction	$190,491	$—	1,911	$—	$192,402
Commercial real estate and construction	361,961	10,020	3,640	—	375,621
Home equity loans and lines of credit	95,888	55	173	—	96,116
Commercial business loans	76,852	415	683	—	77,950
Other loans	502	—	2	—	504
Total	$725,694	$10,490	$6,409	$—	$742,593

December 31, 2019:
Real estate loans:
One-to-four-family residential and construction	$232,354	$—	$2,067	$—	$234,421
Commercial real estate and construction	320,988	2,544	311	—	323,843
Home equity loans and lines of credit	111,165	62	272	—	111,499
Commercial business loans	46,636	818	60	—	47,514
Other loans	564	—	6	—	570
Total	$711,707	$3,424	$2,716	$—	$717,847

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

Standard AVB Financial Corp.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2020 and December 31, 2019

The following table presents the segments of the loan portfolio summarized by the past due status of the loans as of December 31, 2020 and December 31, 2019 (dollars in thousands):

	30‑59 Days	60‑89 Days	90 days	Total		Total	90 Days Past
	Past Due	Past Due	or Greater	Past Due	Current	Loans	Due & Accruing
December 31, 2020:
Real estate loans:
One-to-four-family residential and construction	$698	$454	$1,046	$2,198	$190,204	$192,402	$—
Commercial real estate and construction	188	—	1,161	1,349	374,272	375,621	—
Home equity loans and lines of credit	73	56	49	178	95,938	96,116	—
Commercial business loans	326	—	—	326	77,624	77,950	—
Other loans	—	—	2	2	502	504	—
Total	$1,285	$510	$2,258	$4,053	$738,540	$742,593	$—

December 31, 2019:
Real estate loans:
One-to-four-family residential and construction	$1,021	$400	$1,730	$3,151	$231,270	$234,421	$—
Commercial real estate and construction	610	—	112	722	323,121	323,843	—
Home equity loans and lines of credit	591	2	209	802	110,697	111,499	—
Commercial business loans	34	—	60	94	47,420	47,514	—
Other loans	2	—	—	2	568	570	—
Total	$2,258	$402	$2,111	$4,771	$713,076	$717,847	$—

The following table presents nonaccrual loans summarized by the loan portfolio segments as of December 31, 2020 and December 31, 2019 (dollars in thousands):

	2020	2019
Real estate loans:
One-to-four-family residential and construction	$1,911	$2,067
Commercial real estate and construction	2,196	311
Home equity loans and lines of credit	173	272
Commercial business loans	683	60
Other loans	2	6
Total	$4,965	$2,716

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

for the Years Ended December 31, 2020 and December 31, 2019

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

Management has identified a number of additional qualitative factors which it uses to supplement the historical charge-off factor because these factors are likely to cause estimated credit losses associated with the existing loan pools to differ from historical loss experience. The additional factors are evaluated using information obtained from internal, regulatory, and governmental sources and include national and local economic trends and conditions; levels of and trends in delinquency rates and non-accrual loans; trends in volumes and terms of loans; effects of changes in lending policies; experience, depth and ability of management; effects of the COVID-19 pandemic; and concentrations of credit from a loan type, industry and/or geographic standpoint.

Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the ALL. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the ALL. Management utilizes an internally developed spreadsheet to track and apply the various components of the allowance. During the year ended December 31, 2020, there was (1) a decrease in the provision for both the one-to four family residential and construction and the home equity loans and lines of credit loan classes primarily due to decreases in the loan balances in these categories as well as decreases in the qualitative factors related to changes in loan balances, lending policies and the experience, depth and ability of management partially offset by increases in the economic qualitative factor as a result of the COVID-19 pandemic and charge-offs incurred during the year; (2) an increase in the provision for the commercial real estate and construction loan class primarily due to increases in the loan balances in this category as well as the addition of a new qualitative factor for the COVID-19 pandemic, additional reserves required for the hotel sector and increases in the qualitative factors related to changes in volume and severity of past due, nonaccrual and classified loans, loan concentrations and internal loan review partially offset by decreases in the qualitative factors related to changes in lending policies, the experience, depth and ability of management and other external factors; and (3) a decrease in the allowance for the commercial business loan class primarily due to decreases in the qualitative factors related to changes in loan balances, lending policies and the experience, depth and ability of management as well as charge-offs incurred during the year partially offset by the addition of a new qualitative factor due to the COVID-19 pandemic and increases in the qualitative factors related to balance changes in loan concentrations and internal loan review. The allowance for other loan segment remained consistent with the prior year.

Standard AVB Financial Corp.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2020 and December 31, 2019

The following tables summarize the activity in the primary segments of the ALL for the years ended December 31, 2020 and December 31, 2019 as well as the allowance required for loans individually and collectively evaluated for impairment as of December 31, 2020 and December 31, 2019 (dollars in thousands):

	Real Estate Loans
	One-to-four-	Commercial	Home
	family	Real Estate	Equity Loans
	Residential and	and	and Lines	Commercial	Other
	Construction	Construction	of Credit	Business	Loans	Total
Year Ended :
Balance December 31, 2019	$721	$3,313	$310	$534	$4	$4,882
Charge-offs	(24)	—	(16)	(70)	(4)	(114)
Recoveries	5	8	—	1	1	15
Provision	(496)	3,669	(103)	(14)	2	3,058
Balance December 31, 2020	$206	$6,990	$191	$451	$3	$7,841

Balance at December 31, 2018	$1,051	$2,761	$312	$286	$4	$4,414
Charge-offs	—	(187)	(2)	(37)	(41)	(267)
Recoveries	4	3	1	—	2	10
Provision	(334)	736	(1)	285	39	725
Balance at December 31, 2019	$721	$3,313	$310	$534	$4	$4,882

	Real Estate Loans
	One-to-four-	Commercial	Home
	family	Real Estate	Equity Loans
	Residential and	and	and Lines	Commercial	Other
	Construction	Construction	of Credit	Business	Loans	Total
Evaluated for Impairment:
Collectively	$206	$6,734	$191	$265	$3	$7,399
Individually	—	256	—	186	—	442
Balance at December 31, 2020	$206	$6,990	$191	$451	$3	$7,841

Evaluated for Impairment:
Collectively	$721	$3,313	$310	$534	$4	$4,882
Individually	—	—	—	—	—	—
Balance at December 31, 2019	$721	$3,313	$310	$534	$4	$4,882

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

Standard AVB Financial Corp.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2020 and December 31, 2019

Loans serviced for others were $116.1 million and $69.0 million at December 31, 2020 and December 31, 2019, respectively. Net mortgage servicing rights were $698,000 and $487,000 at December 31, 2020 and December 31, 2019, respectively.

Note 6 — Foreclosed Assets Held for Sale

Foreclosed assets acquired in the settlement of loans are carried at fair value less estimated costs to sell and are included in foreclosed real estate on the Consolidated Statement of Financial Condition. As of December 31, 2020, included within the foreclosed assets were three residential properties. As of December 31, 2019, included within the foreclosed assets were two residential properties and one commercial real estate property. Additionally, the Company had initiated formal foreclosure procedures on $718,000 in one-to-four family residential loans and $934,000 in commercial real estate loans as of December 31, 2020.

Note 7 — Office Properties and Equipment

Office properties and equipment at December 31, 2020 and December 31, 2019 are summarized by major classifications as follows (dollars in thousands):

		December 31
	Estimated Useful Life	2020	2019
Land and land improvements	Indefinite – 10 years	$2,402	$2,402
Buildings and building improvements	10 – 50 years	10,014	10,322
Leasehold improvements	1 – 20 years	893	893
Right-of-use asset financing leases	1 – 12 years	2,853	3,050
Furniture, fixtures, and equipment	3 – 10 years	4,953	4,689
		$21,115	$21,356
Less accumulated depreciation		(11,788)	(11,468)
Plus projects in progress		30	42
Premises and equipment, net		$9,357	$9,930

Depreciation expense was $1.1 million for each of the years ended December 31, 2020 and December 31, 2019.

The Company currently has four financing lease agreements for branch offices. In conjunction with those financing leases, the Company recognized Right-Of-Use (“ROU”) assets totaling $2.9 million and lease liabilities totaling $3.0 million related to those financing leases. Some of the leases include an option to extend which was recognized as part of the Company’s ROU asset and corresponding lease liability for that property if the Company believes that it is more likely than not to exercise the extension option.

The ROU assets are included with office properties and equipment while lease liabilities are included in long-term borrowings on the December 31, 2020 Consolidated Statements of Financial Condition. Amortization of ROU assets is included in premises and occupancy costs while interest expense on the lease liabilities is included in the interest expense on long-term borrowings on the Consolidated Statements of Income. The following table presents the financing lease costs during years ended December 31, 2020 and December 31, 2019 (dollars in thousands):

	Year Ended December 31,
	2020	2019
Financing lease costs:
Amortization of right-of-use asset	$366	$372
Interest expense	80	50
Total financing lease costs	$446	$422

Standard AVB Financial Corp.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2020 and December 31, 2019

The discount rates utilized to determine the interest expense portion of the lease liability were obtained by utilizing FHLB advance rates for a similar term borrowings as of January 1, 2020. The following table presents the weighted-average remaining term and discount rates for financing leases outstanding as of December 31, 2020:

Financing
Weighted-average term (years)	8.7
Weighted-average discount rate	2.54%

The following table presents the undiscounted cash flows due related to financing leases as of December 31, 2020, along with a reconciliation to the discounted amount recorded in long-term borrowings on the December 31, 2020 Consolidated Statements of Financial Condition (dollars in thousands):

Financing
Undiscounted cash flows due within:
2021	$427
2022	406
2023	373
2024	374
2025	383
2026 and thereafter	1,350
Total undiscounted cash flows	3,313
Impact of present value discount	(356)
Amount reported on balance sheet	$2,957

Note 8 — Deposits

Deposit balances at December 31, 2020 and December 31, 2019 are summarized as follows (dollars in thousands):

	December 31
	2020	2019
Noninterest-bearing demand	$176,366	$127,168
Interest-bearing demand	129,872	111,428
Savings	173,251	144,167
Money market	123,588	106,576
Time deposits	206,163	245,114
Total deposits	$809,240	$734,453

At December 31, 2020, the scheduled maturities of time deposit are as follows (dollars in thousands):

One year or less	$84,942
Over one through two years	57,018
Over two through three years	41,553
Over three through four years	9,942
Over four through five years	4,477
Over five years	8,231
Total	$206,163

Standard AVB Financial Corp.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2020 and December 31, 2019

At December 31, 2020, the scheduled maturities of time deposit in denominations of $100,000 or more are as follows (dollars in thousands):

Three months or less	$17,442
Over three to six months	8,576
Over six to twelve months	19,044
Over twelve months	54,081
Total	$99,143

Time deposits include certificates of deposit in denominations of $250,000 or more. Such deposits aggregated $42.0 million and $46.0 million at December 31, 2020 and December 31, 2019, respectively.

Note 9 — Long-term Borrowings

The Bank is a member of the FHLB. This membership allows the Bank to borrow funds from the FHLB which are collateralized by qualifying securities and loans. At December 31, 2020, the Bank had approximately $401.7 million in maximum borrowing capacity available as collateral for existing and future borrowings. Included in the $401.7 million is a revolving line of credit agreement the Bank has established with the FHLB whereby it can borrow up to approximately $207.1 million on a short-term basis. The outstanding balance under this agreement was $0 at December 31, 2020 and December 31, 2019.

Standard AVB Financial Corp.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2020 and December 31, 2019

Advances, which are typically more long-term in nature, are also available from the FHLB. At December 31, 2020 and December 31, 2019, the Bank had long-term borrowings including FHLB advances as well as lease liabilities as follows (dollars in thousands):

			December 31
Stated Maturity	Description	Interest Rate	2020	2019
January 8, 2020	Fixed Rate Advance	1.70	—	5,794
March 20, 2020	Fixed Rate Advance	2.51	—	1,278
July 29, 2020	Fixed Rate Advance	1.91	—	1,822
August 17, 2020	Fixed Rate Advance	1.63	—	5,635
September 8, 2020	Fixed Rate Amortizing	1.69	—	4,204
December 9, 2020	Fixed Rate Advance	1.92	—	3,500
January 26, 2021	Fixed Rate Advance	1.94	4,000	4,000
February 22, 2021	Fixed Rate Advance	1.95	3,365	3,365
March 8, 2021	Fixed Rate Amortizing	2.54	1,120	4,421
May 7, 2021	Fixed Rate Advance	2.38	5,000	5,000
August 18, 2021	Fixed Rate Amortizing	1.80	583	1,443
September 7, 2021	Fixed Rate Advance	2.17	5,000	5,000
September 8, 2021	Fixed Rate Amortizing	1.77	3,184	7,363
November 15, 2021	Fixed Rate Advance	3.23	3,000	3,000
June 6, 2022	Fixed Rate Advance	2.14	5,000	5,000
August 8, 2022	Fixed Rate Advance	1.85	5,000	5,000
September 8, 2022	Fixed Rate Amortizing	1.86	3,606	5,615
December 9, 2022	Fixed Rate Advance	2.26	3,212	3,212
December 29, 2022	Fixed Rate Amortizing	2.45	4,147	6,146
May 30, 2023	Fixed Rate Advance	2.93	10,000	10,000
August 8, 2023	Fixed Rate Advance	1.82	5,208	5,208
February 26, 2024	Fixed Rate Advance	1.47	5,000	—
February 26, 2025	Fixed Rate Advance	1.50	10,000	—
March 4, 2026	Fixed Rate Advance	1.24	10,000	—
Lease liabilities		2.81	2,957	3,092
			$89,382	$99,098

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

Standard AVB Financial Corp.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2020 and December 31, 2019

The collateral pledged to secure the borrowings based on the remaining contractual maturity of the securities sold under agreements to repurchase as of December 31, 2020 and December 31, 2019 are presented in the following tables (dollars in thousands):

	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to		Greater than
	Continuous	30 Days	30 – 90 Days	90 Days	Total
December 31, 2020:
U.S. government obligations	$2,711	$—	$—	$—	$2,711
Municipal obligations	9,209	—	—	—	9,209
Total collateral pledged	$11,920	$—	$—	$—	$11,920
Gross amount of recognized liabilities for securities sold under agreements to repurchase					$3,597
Amounts related to agreements not included in offsetting disclosures above					$8,324

December 31, 2019:
U.S. government obligations	$4,435	$—	$—	$—	$4,435
Municipal obligations	5,011	—	—	—	5,011
Total collateral pledged	$9,446	$—	$—	$—	$9,446
Gross amount of recognized liabilities for securities sold under agreements to repurchase					$3,740
Amounts related to agreements not included in offsetting disclosures above					$5,706

The outstanding balances and related information for repurchase agreements at or for the years ended December 31, 2020 and December 31, 2019 are summarized as follows (dollars in thousands):

	December 31,
	2020	2019
Balance	$3,597	$3,740
Average balance outstanding during the period	6,123	3,738
Maximum amount outstanding at any month-end	9,089	4,136
Weighted average interest rate at period end	0.15%	0.48%
Average interest rate during the period	0.21	0.45

Note 11 — Income Taxes

Total income tax expense for the years ended December 31, 2020 and December 31, 2019 was as follows (dollars in thousands):

	Years Ended December 31
	2020	2019
Federal:
Current	$1,019	$1,784
Deferred	(467)	(80)
	$552	$1,704
State, current	$393	$634

Standard AVB Financial Corp.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2020 and December 31, 2019

The difference between the expected and actual tax provision expressed as a percentage of earnings before income tax provision are as follows:

	December 31
	2020		2019
		% of Pre-tax		% of Pre-tax
	Amount	Income	Amount	Income
Expected federal tax rate	$1,654	21.0%	$2,341	21.0%
State taxes, net of federal tax benefit	310	3.9	501	4.5
Merger expenses	122	1.5	—	—
Stock option exercises	(616)	(7.8)	—	—
Nontaxable interest income	(414)	(5.3)	(393)	(3.5)
Bank-owned life insurance	(118)	(1.5)	(113)	(1.0)
Other items, net	7	0.2	2	—
Effective Tax Rate	$945	12.0%	$2,338	21.0%

The Bank is subject to the Pennsylvania, Maryland and West Virginia corporate net income tax which is allocated between the states and calculated at 11.50%, 8.25% and 6.50%, respectively, based on taxable income applicable to the individual states.

The net deferred tax asset consisted of the following components as of December 31, 2020 and December 31, 2019 (dollars in thousands):

	December 31
	2020	2019
Deferred Tax Assets:
Allowance for loan losses	$1,647	$1,025
Employee benefits	282	326
Equity security fair value adjustments	28	—
Capital lease adjustment	621	649
Other, net	195	183
Total Deferred Tax Assets	2,773	2,183

	December 31
	2020	2019
Deferred Tax Liabilities:
Net unrealized gains on debt securities	(706)	(369)
Premises and equipment	(210)	(172)
Purchase accounting	(141)	(61)
Equity security fair value adjustments	—	(57)
Capital lease adjustment	(599)	(640)
Other, net	(98)	(51)
Total Deferred Tax Liabilities	(1,754)	(1,350)
Net Deferred Tax Assets	$1,019	$833

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

for the Years Ended December 31, 2020 and December 31, 2019

previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met.

Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Bank recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Consolidated Statements of Income. The Bank’s federal and Pennsylvania and Maryland state tax returns for taxable years through 2016 have been closed for purposes of examination by the Internal Revenue Service and the Pennsylvania and Maryland taxing authorities.

Note 12 — Regulatory Capital Requirements

The Federal Reserve Act authorizes the Board of Governors to establish reserve requirements within specified ranges for purposes of implementing monetary policy on certain types of deposits and other liabilities of depository institutions. The required reserves are computed by applying prescribed ratios to the classes of average deposit balances. These reserves are held in the form of cash on-hand and a balance maintained with the Federal Reserve Bank. On March 15, 2020, the reserve requirement ratios were reduced to zero percent and, as such, there were no required reserves at December 31, 2020. Included in interest-earning deposits with other institutions were required reserves of $11.7 million at December 31, 2019.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the tables below) of Total and Tier I capital to risk-weighted assets and Tier I capital to average assets. The final Basel III rules require the Company to maintain a minimum amount and ratio of Common Equity Tier I capital (as defined in the regulations) to risk-weighted assets. Additionally, under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital. As of December 31, 2020 and December 31, 2019, the Bank and the Company were categorized as “Well Capitalized” under the regulatory framework for prompt corrective action promulgated by the FDIC and the Federal Reserve, respectively. The Company believes that no conditions or events have occurred that would change this conclusion since such date. To

Standard AVB Financial Corp.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2020 and December 31, 2019

be categorized as Well Capitalized, the Bank must maintain minimum Total capital, Common Equity Tier I capital, Tier I capital, and Tier I leverage ratios as set forth in the tables below (dollars in thousands).

	December 31, 2020
	Bank		Company
	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Actual	$122,768	18.20%	$124,348	18.43%
For capital adequacy purposes	53,961	8.00	53,983	8.00
To be well capitalized	67,451	10.00	67,479	10.00
Common equity tier I (to risk weighted assets)
Actual	$114,917	17.04%	$116,497	17.26%
For capital adequacy purposes	30,353	4.50	30,366	4.50
To be well capitalized	43,843	6.50	43,861	6.50
Tier I capital (to risk weighted assets)
Actual	$114,917	17.04%	$116,497	17.26%
For capital adequacy purposes	40,471	6.00	40,487	6.00
To be well capitalized	53,961	8.00	53,983	8.00
Tier I capital (to average assets)
Actual	$114,917	11.18%	$116,497	11.29%
For capital adequacy purposes	41,113	4.00	41,269	4.00
To be well capitalized	51,392	5.00	51,586	5.00

	December 31, 2019
	Bank		Company
	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Actual	$114,626	17.64%	$118,113	18.17%
For capital adequacy purposes	51,989	8.00	52,014	8.00
To be well capitalized	64,986	10.00	65,017	10.00
Common equity tier I (to risk weighted assets)
Actual	$109,747	16.89%	$113,234	17.42%
For capital adequacy purposes	29,244	4.50	29,258	4.50
To be well capitalized	42,241	6.50	42,261	6.50
Tier I capital (to risk weighted assets)
Actual	$109,747	16.89%	$113,234	17.42%
For capital adequacy purposes	38,992	6.00	39,010	6.00
To be well capitalized	51,989	8.00	52,014	8.00
Tier I capital (to average assets)
Actual	$109,747	11.46%	$113,234	11.76%
For capital adequacy purposes	38,314	4.00	38,504	4.00
To be well capitalized	47,892	5.00	48,130	5.00

Note 13 — Stock Based Compensation

The Company currently has two stock plans that allow for the issuance of stock based compensation, the Allegheny Valley Bancorp, Inc. 2011 Stock Incentive Plan (the “2011 Plan”) and the Standard Financial Corp. 2012 Equity Incentive Plan (the “2012 Plan”). On February 5, 2020, 3,058 shares of restricted stock were awarded to directors out of the 2011 Plan. The awards vested on December 31, 2020 and the related compensation expense was recognized straight line over the 11 month vesting period. On March 10, 2020, 3,295 shares of restricted stock were awarded to employees

Standard AVB Financial Corp.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2020 and December 31, 2019

out of the 2011 Plan. The awards become 1/3 vested annually on the grant date for each of the next 3 years and the related compensation expense is being recognized using the straight line method over the vesting period. On February 26, 2019, 1,820 shares of restricted stock were awarded to directors out of the 2011 Plan. The awards vested quarterly through December 31, 2019 and the related compensation expense was recognized using the straight line method over the 11 month vesting period. On March 12, 2019, 2,727 shares of restricted stock were awarded to employees out of the 2011 Plan. The awards vest over 34 months and the related compensation expense is being recognized using the straight line method over the vesting period. At December 31, 2020, there were 66,235 and 101,144 shares available to be issued under the 2011 Plan and the 2012 Plan, respectively.

For both the years ended December 31, 2020 and December 31, 2019, there was no recorded compensation expense related to stock options. As of December 31, 2020, all outstanding stock options were fully vested and there was no unrecognized compensation cost.

The following table summarizes transactions regarding the options under the Plans:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Options	Price	Contractual Term
Outstanding at December 31, 2018	266,695	$17.12	3.32
Granted	—	—
Exercised	(18,914)	17.74
Forfeited	—	—
Outstanding at December 31, 2019	247,781	$17.07	2.47
Granted	—	—
Exercised	(215,910)	17.12
Forfeited	—	—
Outstanding at December 31, 2020	31,871	$16.73	1.47
Exercisable at December 31, 2019	247,781	$17.07
Exercisable at December 31, 2020	31,871	$16.73

For the year ended December 31, 2020, there was $147,000 of compensation expense recorded on restricted stock grants. For the year ended December 31, 2019, there was $81,000 of compensation expense recorded on restricted stock grants. As of December 31, 2020, there was $90,000 of unrecognized compensation expense that will be recognized over the remaining vesting periods.

Standard AVB Financial Corp.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2020 and December 31, 2019

The following table summarizes transactions regarding restricted stock under the Plan:

		Weighted
		Average
	Number of	Grant Date
	Restricted	Price Per
	Shares	Share
Non-vested shares at December 31, 2018	250	$31.10
Granted	4,547	29.13
Vested	(2,853)	29.47
Forfeited	—	—
Non-vested shares at December 31, 2019	1,944	$28.90
Granted	6,353	28.25
Vested	(4,092)	30.12
Forfeited	—	—
Non-vested shares at December 31, 2020	4,205	$26.73

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

Compensation expense is equal to the fair value of the shares committed to be released and unallocated ESOP shares are excluded from outstanding shares for purposes of computing earnings per share. Compensation expense related to the ESOP of $379,000 and $410,000 was recognized during the years ended December 31, 2020 and December 31, 2019, respectively. Dividends on unallocated shares are not treated as ordinary dividends but are instead used to repay the ESOP loan and recorded as compensation expense.

As of December 31, 2020, the ESOP held a total of 243,731 shares of the Company’s stock. Of the 243,731 shares, there were 144,548 unallocated as of December 31, 2020 with a fair market value of $4.7 million. As of December 31, 2019, the ESOP held 253,588 shares of the Company’s stock. Of the 253,588 shares, there were 159,003 unallocated as of December 31, 2019 with a fair market value of $4.8 million.

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

Standard AVB Financial Corp.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2020 and December 31, 2019

Obligations and Funded Status

The following table sets forth the change in the plan assets and the projected benefit obligations of the Standard Bank PaSB Defined Benefit Pension Plan and Trust at December 31, 2020 and December 31, 2019 (dollars in thousands):

	December 31
	2020	2019
Change in projected benefit obligation:
Benefit obligation at beginning of year	$3,468	$3,437
Interest cost	101	123
Settlement gains	(26)	(32)
Actuarial loss	381	388
Benefits paid	(37)	(37)
Settlement payments	(217)	(411)
Projected benefit obligation at end of year	3,670	3,468
Change in plan assets:
Fair value of plan assets at beginning of year	2,856	2,883
Actual return on plan assets	296	454
Employer contributions	5	—
Benefits paid	(37)	(37)
Administrative expenses	(23)	(33)
Settlement payments	(217)	(411)
Fair value of plan assets at end of year	2,880	2,856
Funded status	$(790)	$(612)

Amounts recognized in accumulated other comprehensive loss consists of:
Unrecognized actuarial loss	$571	$405
Total	$571	$405

The accumulated benefit obligation for the defined benefit pension plan was approximately $3.7 million and $3.5 million at December 31, 2020 and December 31, 2019, respectively.

Components of Net Periodic Benefit Cost

The net periodic pension cost for the years ended December 31, 2020 and December 31, 2019 was as follows (dollars in thousands):

	Years Ended December 31
	2020	2019
Interest Cost	$101	$123
Expected return on plan assets	(129)	(126)
Amortization of net loss	10	9
Settlement obligation	34	48
Net periodic pension cost	$16	$54

Standard AVB Financial Corp.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2020 and December 31, 2019

The estimated net loss and prior service cost that will be amortized from accumulated other comprehensive income (loss) into the net periodic benefit cost in 2021 are as follows (dollars in thousands):

Net loss	$41
Total	$41

Assumptions

The weighted-average assumptions used to determine benefit obligations at December 31, 2020 and December 31, 2019 were as follows:

	December 31
	2020	2019
Discount rate	2.50%	3.25%

The weighted-average assumptions used to determine net periodic benefit cost for years ended December 31, 2020 and December 31, 2019 were as follows:

	December 31
	2020	2019
Discount rate	2.50%	3.25%

The long-term rate of return on plan assets was assumed to be 5.00% for December 31, 2020 and December 31, 2019 and gives consideration to returns currently being earned on plan assets, as well as future rates expected to be earned.

Plan Assets

The Bank’s defined benefit pension plan weighted-average asset allocations at December 31, 2020 and December 31, 2019 by assets category are as follows:

	December 31
Asset Category	2020	2019
Cash and Cash Equivalents	8.23%	2.11%
Equity Mutual Funds	50.00	55.68
Bond Mutual Funds	41.77	42.21
Total	100.00%	100.00%

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

Standard AVB Financial Corp.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2020 and December 31, 2019

The following tables set forth by level, within the fair value hierarchy, the plan’s assets at fair value as of December 31, 2020 and December 31, 2019 (dollars in thousands):

	Level I	Level II	Level III	Total
December 31, 2020:
Cash and Cash Equivalents	$237	$—	$—	$237
Domestic Stock Funds	1,151	—	—	1,151
International Stock Funds	289	—	—	289
Domestic Bond Funds	1,204	—	—	1,204
Total assets at fair value	$2,881	$—	$—	$2,881

December 31, 2019:
Cash and Cash Equivalents	$61	$—	$—	$61
Domestic Stock Funds	1,251	—	—	1,251
International Stock Funds	339	—	—	339
Domestic Bond Funds	1,205	—	—	1,205
Total assets at fair value	$2,856	$—	$—	$2,856

Cash Flows

There is no expected contribution to the defined benefit pension plan during 2021.

The following benefit payments which reflect expected future service, as appropriate, are expected to be paid subsequent to December 31, 2020 (dollars in thousands):

Year Ended December 31,	Plan Benefits
2021	$674
2022	174
2023	139
2024	158
2025	167
2026-2030	828
Total	$2,140

The Company participates in the Pentegra Financial Institutions Thrift Plan, a multi-employer 401(k) plan, which provides benefits to substantially all of the Company’s employees. Employees’ contributions to the plan are matched by the Company up to a maximum of four percent of such employees’ pretax salaries. Expense recognized for the plan was $357,000 and $309,000 for the years ended December 31, 2020 and December 31, 2019, respectively.

The Company sponsors a Supplemental Executive Retirement Plan (“SERP”) to provide certain additional retirement benefits to participating officers. During the year ended December 31, 2020 and December 31, 2019, the Company had service cost of $34,000 and $102,000 and interest cost of $1,000 and $3,000 related to the SERP, respectively.

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

Standard AVB Financial Corp.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2020 and December 31, 2019

Financial instruments with off-balance sheet risk as of December 31, 2020 and December 31, 2019 were comprised of the following (dollars in thousands):

	December 31
	2020	2019
One-to-four family and construction:
Loan commitments	$8,561	$5,869
Undisbursed home equity lines of credit	32,894	30,716
Undisbursed funds – construction loans in process	2,298	3,931
Commercial loan commitments	57,112	58,569
Standby letters of credit	3,915	4,012
Other	21,825	18,601
Total	$126,605	$121,698

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

for the Years Ended December 31, 2020 and December 31, 2019

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

On a quarterly basis, management reviews the pricing information received from the Company’s third-party pricing service. This review process includes a comparison to non-binding third-party broker quotes, as well as a review of market-related conditions impacting the information provided by the Company’s third-party pricing service. Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume or frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs. As of December 31, 2020 and December 31, 2019, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets. On a quarterly basis, management also reviews a sample of securities priced by the Company’s third-party pricing service to review significant assumptions and valuation methodologies used. Based on this review, management determines whether the current placement of the security in the fair value hierarchy is appropriate or whether transfers may be warranted.

Standard AVB Financial Corp.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2020 and December 31, 2019

The following table presents the assets measured at fair value on a recurring basis as of December 31, 2020 and December 31, 2019 by level within the fair value hierarchy (dollars in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2020:
Investment securities available for sale:
U.S. government and agency obligations	$—	$4,007	$—	$4,007
Corporate bonds	—	5,230	—	5,230
Municipal obligations	—	80,716	—	80,716
Total investment securities available for sale	—	89,953	—	89,953
Equity securities	2,552	—	—	2,552
Mortgage-backed securities available for sale	—	95,525	—	95,525
Total recurring fair value measurements	$2,552	$185,478	$—	$188,030

December 31, 2019:
Investment securities available for sale:
U.S. government and agency obligations	$—	$8,489	$—	$8,489
Corporate bonds	—	2,579	—	2,579
Municipal obligations	—	58,816	—	58,816
Total investment securities available for sale	—	69,884	—	69,884
Equity securities	2,955	—	—	2,955
Mortgage-backed securities available for sale	—	91,478	—	91,478
Total recurring fair value measurements	$2,955	$161,362	$—	$164,317

Assets Measured at Fair Value on a Nonrecurring Basis

The following table presents the assets measured at fair value on a nonrecurring basis as of December 31, 2020 and December 31, 2019 by level within the fair value hierarchy (dollars in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2020:
Foreclosed real estate	$—	$—	$158	$158
Impaired loans	—	—	1,029	1,029
Mortgage servicing rights	—	—	698	698
Total nonrecurring fair value measurements	$—	$—	$1,885	$1,885

December 31, 2019:
Foreclosed real estate	$—	$—	$17	$17
Mortgage servicing rights	—	—	487	487
Total nonrecurring fair value measurements	$—	$—	$504	$504

Standard AVB Financial Corp.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2020 and December 31, 2019

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Company uses Level 3 inputs to determine fair value (dollars in thousands):

			Quantitative Information about Level 3 Fair Value Measurements
	December 31,	December 31,	Valuation	Unobservable
	2020	2019	Techniques	Input	Range
Foreclosed real estate	$158	$17	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 30%
			Liquidation expenses (2)
Impaired loans	$1,029	$—	Fair value of collateral (1), (3)	Appraisal adjustments (2)	0% to 30%
				Liquidation expenses (2)
Mortgage servicing rights	$698	$487	Discounted cash flow method	Discount rate
				Constant prepayment rates
(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

The following table presents the carrying value, estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments not required to be carried at fair value as of December 31, 2020 and December 31, 2019 (dollars in thousands):

	Carrying	Estimated
	Value (1)	Fair Value	Level 1	Level 2	Level 3
December 31, 2020:
Financial Instruments - Assets:
Loans receivable	$734,752	$737,782	$—	$—	$737,782

Financial Instruments - Liabilities:
Demand and savings accounts	$603,077	$603,077	$603,077	$—	$—
Time deposits	206,163	210,892	—	—	210,892
Long-term borrowings	89,382	92,259	—	—	92,259

December 31, 2019:
Financial Instruments - Assets:
Loans receivable	$712,965	$721,197	$—	$—	$721,197

Financial Instruments - Liabilities:
Demand and savings accounts	$489,339	$489,339	$489,339	$—	$—
Time deposits	245,114	247,456	—	—	247,456
Long-term borrowings	99,098	100,032	—	—	100,032
(1)	The financial instrument is carried at amortized cost

Standard AVB Financial Corp.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2020 and December 31, 2019

Note 18 — Parent Only Financial Information

Statement of Financial Condition	December 31
(Dollars in thousands)	2020	2019
Assets
Cash	$696	$2,222
Interest-earning deposits with other institutions	117	82
Cash and cash equivalents	813	2,304
Equity securities	803	1,160
Accrued interest receivable and other assets	716	51
Investment in subsidiary	144,371	138,606
Total Assets	$146,703	$142,121
Liabilities and Stockholders’ Equity
Accrued interest payable and other liabilities	$752	$273
Stockholders’ equity	145,951	141,848
Total Liabilities and Stockholders’ Equity	$146,703	$142,121

Statement of Operations	Years Ended December 31
(Dollars in thousands)	2020	2019
Income
Dividends from subsidiary	$2,064	$7,126
Dividend Income	33	38
Other Income	1	—
Net equity securities fair value adjustment (losses) gains	(357)	138
Total Income	1,741	7,302
Operating expenses	214	200
Total Expense	214	200
Income before taxes	1,527	7,102
Credit for income taxes	(704)	(35)
Income before equity in undistributed net income of subsidiaries	2,231	7,137
Equity in undistributed income of Standard Bank	4,701	1,669
Net Income	$6,932	$8,806
Comprehensive Income	$7,997	$11,292

Standard AVB Financial Corp.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2020 and December 31, 2019

Statement of Cash Flows	Years Ended December 31
(Dollars in thousands)	2020	2019
Net income	$6,932	$8,806
Adjustments to reconcile net income to net cash provided by operating activities:
Net equity securities fair value adjustment losses (gains)	357	(138)
Stock compensation expense	147	81
ESOP expense	379	410
Net change in other assets and liabilities	(185)	1,171
Equity in undistributed income of subsidiaries	(4,701)	(1,669)
Net cash provided by operating activities	2,929	8,661
Financing activities:
Proceeds from exercise of stock options	3,696	257
Stock repurchases	(4,085)	(4,012)
Dividends paid	(4,031)	(4,070)
Net cash used for financing activities	(4,420)	(7,825)
Net change in cash and cash equivalents	(1,491)	836
Cash and cash equivalents at the beginning of the year	2,304	1,468
Cash and cash equivalents at the end of the year	$813	$2,304

Note 19 — Accumulated Other Comprehensive Income (Loss)

The following tables present the significant amounts reclassified out of accumulated other comprehensive income (loss) and the changes in accumulated other comprehensive income (loss) by component for the years ended December 31, 2020 and December 31, 2019.

	Unrealized Gains	Unrecognized
	on Available for Sale	Pension
	Securities	Costs	Total
Balance as of December 31, 2018	$(1,103)	$(241)	$(1,344)
Other comprehensive income before reclassification	2,448	(48)	2,440
Amount reclassified from accumulated other comprehensive income	1	45	46
Total other comprehensive income (loss)	2,489	(3)	2,486
Balance as of December 31, 2019	$1,386	$(244)	$1,142
Other comprehensive income (loss) before reclassification	1,289	(241)	1,048
Amount reclassified from accumulated other comprehensive income	(18)	35	17
Total other comprehensive income (loss)	1,271	(206)	1,065
Balance as of December 31, 2020	$2,657	$(450)	$2,207

Standard AVB Financial Corp.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2020 and December 31, 2019

	Amount Reclassified
	from Accumulated	Affected Line on
	Other Comprehensive	the Consolidated
	Income (Loss) (a)	Statements of Income
December 31, 2020:
Unrealized gains on available for sale securities	$23	Net gains on sales of securities
	(5)	Income tax expense
	$18	Net of tax
Amortization of defined benefit items:
Actuarial loss	$(10)	Other operating expenses
Distribution settlement	(34)	Other operating expenses
	9	Income tax expense
	$(35)	Net of tax
Total reclassification for the period	$(17)	Net income

December 31, 2019:
Unrealized losses on available for sale securities	$(1)	Net losses on sales of securities
	—	Income tax expense
	$(1)	Net of tax
Amortization of defined benefit items:
Actuarial loss	$(9)	Other operating expenses
Distribution settlement	(48)	Other operating expenses
	12	Income tax expense
	$(45)	Net of tax
Total reclassification for the period	$(46)	Net income

(a) Amounts in parentheses indicate debits to net income

Note 20 — Revenue Recognition

Management has determined that the revenue guidance associated with financial instruments, including revenue from loans and securities, does not apply. In addition, certain noninterest income streams such as loan servicing fees, gains on the sale of loans, earnings on bank-owned life insurance, and gains on the sale of investments are also not within the scope of the guidance. As a result, no changes were made during the period related to these sources of revenue.

The revenue guidance is applicable to noninterest revenue streams such as service charges, which includes charges on deposit accounts, interchange fees, and other service fees, and investment management fees. However, the recognition of these revenue streams did not change significantly with the adoption of the guidance. Substantially all of the Company’s revenue is generated from contracts with customers.

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

for the Years Ended December 31, 2020 and December 31, 2019

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2020 and December 31, 2019 (dollars in thousands).

	Year Ended December 31,
	2020	2019
Noninterest income
In scope of Topic 606:
Service charges	$2,859	$2,977
Investment management fees	678	695
Noninterest income (in-scope of Topic 606)	3,537	3,672
Noninterest income (out-of-scope of Topic 606)	2,074	1,380
Total noninterest income	$5,611	$5,052

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with

Standard AVB Financial Corp.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2020 and December 31, 2019

customers, and therefore, does not experience significant contract balances. As of December 31, 2020 and December 31, 2019, the Company did not have any significant contract balances.

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

Note 21 — Goodwill and Other Intangibles

The Company has recorded goodwill associated with mergers totaling $25.8 million. Goodwill is not amortized, but is periodically evaluated for impairment. The Company did not recognize any impairment during either of the years ended December 31, 2020 and December 31, 2019.

Identifiable intangibles are amortized to their estimated residual values over the expected useful lives of such assets. The balance of the core deposit intangible at December 31, 2020 was $1.4 million net of $2.7 million of accumulated amortization as of that date. The balance of the core deposit intangible at December 31, 2019 was $1.9 million net of $2.2 million of accumulated amortization as of that date.

As of December 31, 2020, the estimated future amortization expense for the core deposit intangible was (dollars in thousands):

2021	$353
2022	326
2023	326
2024	325
2025	81
$1,411

Note

Note 22 — Subsequent Events

Merger

On September 25, 2020 the Company and Dollar announced they had entered into a definitive agreement under which Dollar will acquire the Company in an all cash transaction valued at approximately $158.0 million. The Company’s stockholders will receive $33.00 for each share of Company common stock that they own. The transaction was approved by the Company’s stockholders on January 19, 2021 and is expected to close in the first half of 2021.

Litigation

On December 3, 2020, a purported shareholder of the Company filed a putative class action lawsuit against Standard and its directors in the United States District Court for the Southern District of New York, captioned Philip A. Pochinsky vs. Standard AVB Financial Corp., et al., Docket No. 1:20-cv-10176. The plaintiff generally alleged that the defendants

Standard AVB Financial Corp.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2020 and December 31, 2019

breached their fiduciary duties and violated Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder by disclosing materially incomplete and misleading information about the merger to Standard stockholders. The plaintiff sought injunctive relief, unspecified damages and an award of attorneys’ fees and expenses. On January 12, 2021 Standard filed a Form 8-K with the SEC, which supplemented the disclosures in the Proxy to include the omitted information identified in the complaint. The Plaintiff filed a notice of voluntary dismissal on January 28, 2021. On February 18, 2021, Standard reached an agreement with Plaintiff’s counsel to pay Plaintiff’s attorneys’ fees for having brought about an alleged benefit for Standard’s stockholders in the form of supplement disclosures to the Proxy.

On December 16, 2020, a complaint was filed against Standard and its directors, generally alleging breach of fiduciary duties on the basis of the dissemination of allegedly misleading and incomplete information in the Proxy. The plaintiff sought injunctive relief, unspecified damages and an award of attorneys’ fees and expenses. On January 12, 2021, Standard filed a Form 8-K with the SEC, which supplemented the disclosures in the Proxy to include additional information identified in the complaint. Defendants were never served and no other pleadings were filed in this matter. On March 23, 2021, Standard reached an agreement with Plaintiff’s counsel to pay Plaintiff’s attorneys’ fees and expenses for having brought about an alleged benefit for Standard’s stockholders in the form of supplement disclosures to the Proxy.

Risks and Uncertainties

The impact of the COVID-19 pandemic is fluid and continues to evolve, adversely affecting many of the Company’s customers. The pandemic and its associated impacts on trade, travel, employee productivity, unemployment, and consumer spending has resulted in less economic activity and volatility and disruption in the financial markets. The ultimate extent of the impact of the COVID-19 pandemic on the Company’s business, financial condition, and results of operations is currently uncertain and will depend on various developments and other factors, including, among others, the duration and scope of the pandemic, as well as governmental, regulatory, and private sector responses to the pandemic, and the associated impacts on the economy, financial markets and our customers, employees, and vendors. While the full effects of the pandemic remain unknown, the Company is committed to supporting its customers, employees, and communities during this difficult time.

.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2020, an evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020.

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

Management’s Report on Internal Control over Financial Reporting

The Bank’s management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, the Bank conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that the Bank’s system on internal control over financial reporting was effective and met the criteria of the “Internal Control — Integrated Framework (2013)” as of December 31, 2020.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2020, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15-d15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following documents are filed as part of this Annual Report on Form 10-K.

(A)	Reports of Independent Registered Public Accounting Firm
(B)	Consolidated Statements of Financial Condition — at December 31, 2020 and 2019
(C)	Consolidated Statements of Income — Years ended December 31, 2020 and 2019
(D)	Consolidated Statements of Comprehensive Income — Years ended December 31, 2020 and 2019
(E)	Consolidated Statement of Changes in Stockholders’ Equity — Years ended December 31, 2020 and 2019
(F)	Consolidated Statements of Cash Flows — Years ended December 31, 2020 and 2019
(G)	Notes to Consolidated Financial Statements — Years ended December 31, 2020 and 2019

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

2.1	Agreement and Plan of Merger, dated September 24, 2020, by and among Standard AVB Financial Corp., Dollar Mutual Bancorp, and Dollar Acquisition Sub, Inc.(2)
3.1	Articles of Incorporation of Standard AVB Financial Corp., as amended(1)
3.2	Amended and Restated Bylaws of Standard AVB Financial Corp., as amended(2)
4.1	Form of Common Stock Certificate of Standard AVB Financial Corp.(3)
4.6	Description of Standard AVB Financial Corp.’s Securities(4)
10.1	Employment Agreement by and between Timothy K. Zimmerman, Standard AVB Financial Corp. and Standard Bank, PaSB, effective January 25, 2018(5)
10.2	Employment Agreement by and between Andrew W. Hasley, Standard AVB Financial Corp. and Standard Bank, PaSB, effective January 25, 2018(5)
10.3	Employment Agreement by and between Susan A. Parente, Standard AVB Financial Corp. and Standard Bank, PaSB, effective January 25, 2018(5)
10.4	2012 Equity Incentive Plan(6)
10.5	Supplemental Executive Retirement Agreement by and between Standard Bank and Andrew W. Hasley(7)
10.6	Supplemental Executive Retirement Agreement by and between Standard Bank and Timothy K. Zimmerman(7)
10.7	Form of Change in Control Agreement for Certain executive offers(8)
10.8	Amendment to Employment Agreement by and between Timothy K. Zimmerman, Standard AVB Financial Corp. and Standard Bank, PaSB(9)
10.9	Amendment to Employment Agreement by and between Andrew W. Hasley, Standard AVB Financial Corp. and Standard Bank, PaSB(9)
10.10	Amendment to Supplemental Executive Retirement Agreement by and between Standard Bank and Andrew W. Hasley(10)
10.11	Amendment to Supplemental Executive Retirement Agreement by and between Standard Bank and Timothy k. Zimmerman(10)
10.12	Offer Letter and Cancellation Agreement, dated September 24, 2020, by and among Andrew W. Hasley, Standard AVB Financial Corp. and Standard Bank PaSB(2)

10.13	Offer Letter and Cancellation Agreement, dated September 24, 2020, by and among Timothy K. Zimmerman, Standard AVB Financial Corp. and Standard Bank, PaSB(2)
10.14	Offer Letter and Cancellation Agreement, dated September 24, 2020, by and among Susan A. Parente, Standard AVB Financial Corp. and Standard Bank, PaSB(2)
21	Subsidiaries of Registrant
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	iXBRL Instance Document(11)
101.SCH	iXBRL Taxonomy Extension Schema Document(11)
101.CAL	iXBRL Taxonomy Calculation Linkbase Document(11)
101.DEF	iXBRL Taxonomy Extension Definition Linkbase Document(11)
101.LAB	iXBRL Taxonomy Label Linkbase Document(11)
101.PRE	iXBRL Taxonomy Presentation Linkbase Document(11)
104	Cover Page Interactive Data File (formatted as Inline XBRL and continued in Exhibit 101)

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K as filed with the Securities and Exchange Commission on April 12, 2017.
(2)	Incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on September 25, 2020.
(3)	Incorporated by reference to Exhibit 4 to the Company’s Annual Report on Form 10-K as filed on April 2, 2018.
(4)	Incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K as filed on March 16, 2020.
(5)	Incorporated by reference to the Form 8-K of Standard AVB Financial Corp. (File No. 001-34893) filed with the Securities and Exchange Commission on January 26, 2018.
(6)	Incorporated by reference to the Registration Statement on Form S-4 of Standard AVB Financial Corp. (File No. 333-215069), originally filed with the Securities and Exchange Commission on December 13, 2016, as amended.
(7)	Incorporated by reference to the Company’s 8-K as filed with the Securities and Exchange Commission on March 13, 2019.
(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 16, 2020.
(9)	Incorporated by reference to the Company’s 8-K as filed with the Securities and Exchange Commission on May 5, 2020.
(10)	Incorporated by reference to the Company’s 8-K as filed with the Securities and Exchange Commission on June 30, 2020.
(11)	We have attached these documents formatted in Inline XBRL (Extensible Business Reporting Language) as Exhibit 101 to this report.

ITEM 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANDARD AVB FINANCIAL CORP.
By:	/s/ Andrew W. Hasley
Andrew W. Hasley President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Andrew W. Hasley Andrew W. Hasley	President and Chief Executive Officer (Principal Executive Officer)	March 31, 2021
/s/ Susan A. Parente Susan A. Parente	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2021
/s/ Timothy K. Zimmerman Timothy K. Zimmerman	Director	March 31, 2021
/s Terence L. Graft Terence L. Graft	Chairman of the Board	March 31, 2021
/s Gregory J. Saxon Gregory J. Saxon	Vice Chairman of the Board	March 31, 2021
/s/ William T. Ferri William T. Ferri	Director	March 31, 2021
/s/ Paul A. Iurlano Paul A. Iurlano	Director	March 31, 2021
/s/ John M. Lally John M. Lally	Director	March 31, 2021
/s/ David C. Mathews David C. Mathews	Director	March 31, 2021
/s/ Ronald J. Mock Ronald J. Mock	Director	March 31, 2021
/s/ Thomas J. Rennie Thomas J. Rennie	Director	March 31, 2021
/s/ Robert C. Thomasmeyer Robert C. Thomasmeyer	Director	March 31, 2021
/s/ Dale A. Walker Dale A. Walker	Director	March 31, 2021