Form 10-K/A
period 2020-12-31
Standard AVB Financial Corp.
filed 2021-04-29
CIK 1492915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A AMENDMENT NO. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ◻

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of  " large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻	Non-accelerated filer ☑	Smaller reporting company ☑

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control and financial reporting under Section 404(b) of the Sarbanes-Oxley Act (12 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its annual report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of April 27, 2021, there were issued and outstanding 4,773,716 shares of the Registrant’s Common Stock.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sales price on April 27, 2021 was $157.1 million.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 originally filed on March 31, 2021 (the “Original Filing”) by Standard AVB Financial Corp., a Maryland corporation (“Standard” or the “Company”). Standard is filing this Amendment to present the information required by Part III of Form 10-K as the Company will not file a definitive proxy statement within 120 days of the end of its fiscal year ended December 31, 2020.

On September 25, 2020 the Company and Dollar Mutual Bancorp (“Dollar”) announced they had entered into a definitive agreement under which Dollar will acquire the Company. The transaction was approved by the Company’s stockholders on January 19, 2021 and is expected to close in the first half of 2021. If the transaction closes within this anticipated timeframe, the Company does not anticipate holding an annual meeting of stockholders prior to closing.

Except as described above, no other changes have been made to the Original Filing. The Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Board of Directors currently consists of twelve (12) members and is divided into three classes, with one class of directors elected each year.

The biographies of each of the board members below contain information regarding the person’s business experience and the experiences, qualifications, attributes or skills that caused the Nominating and Corporate Governance Committee and the Board of Directors to determine that the person should serve as a director. The principal occupation during the past five years of each of our directors is set forth below. All directors have held their present positions for at least five years unless otherwise stated. Each existing director is also a director of Standard Bank, PaSB (the “Bank”).

Directors

The following directors of Standard have terms ending in the year ending December 31, 2021:

Andrew W. Hasley, CPA, MBA, has been President and CEO of Standard Bank since July 1, 2020, and has been a director of Standard and the Bank since 2017. He was formerly the President, Chief Executive Officer and a director of Allegheny Valley Bancorp and Allegheny Valley Bank from 2006 through 2017. Prior to his work with Allegheny Valley, Mr. Hasley was President of NorthSide Bank and its holding company, NSD Bancorp, Inc. He has also served as President of Pennsylvania Capital Bank. Mr. Hasley’s banking experience dates back to December 1985. He audited financial institutions while employed at Ernst and Whinney, and earned the Federal Thrift Regulator designation while employed by the Office of Thrift Supervision. Through his years of experience in this industry, Mr. Hasley has gained significant knowledge in all areas of executive bank management. He has been elected as Chairman of the Board of Directors of the Pennsylvania Association of Community Bankers and has taught continuing professional education for Pennsylvania State University on various banking-related subjects. Mr. Hasley has been active in his church serving as President of the Board of Trustees of the Mt. Lebanon Evangelical Presbyterian Church. Mr. Hasley is a 1985 graduate of Duquesne University in Pittsburgh, Pennsylvania, and obtained his MBA from Duquesne University in 1991. He currently is a member of the Federal Reserve Bank of Cleveland Community Depository Institutions Advisory Council and during 2020 he was elected and served as a board member of the Federal Home Loan Bank of Pittsburgh. Mr. Hasley’s vast experience leading financial institutions throughout his career and extensive technical background and management experience make him a valuable member of the Board of Directors.

Thomas J. Rennie, CPA, MSB, CGMA, has been a director of Standard and the Bank since 2008. Mr. Rennie is a certified public accountant and the owner of a public accounting firm offering tax, accounting and consulting services with offices in Ligonier and Greensburg, Pennsylvania. He is a member and past President of the Ligonier Chamber of Commerce, past President of the Southwest Chapter of the Pennsylvania Institute of Certified Public Accountants and a past President of Ligonier Rotary Club and presently serves on the finance council of St. Benedict Church in Greensburg. For several years, Mr. Rennie taught accounting and auditing at St. Vincent College and the University of Pittsburgh Greensburg Campus. Mr. Rennie contributes his accounting and business management and analytical experience and knowledge of the local business community to the Board of Directors.

R. Craig Thomasmeyer has been a director of Standard and the Bank since 2017. Previously, Mr. Thomasmeyer served as a director of Allegheny Valley Bancorp and Allegheny Valley Bank from 2004 through 2017. Mr. Thomasmeyer is the Executive Vice President of Miller Information Systems (“MIS”), a Pittsburgh-based telecommunications contractor and services provider. Prior to joining MIS in 1992, Mr. Thomasmeyer worked at Davenport, Marvin, Joyce & Co., CPAs located in North Carolina. He also serves as a Trustee of Butler Health Systems and Chair of the Audit Committee. As a certified public accountant, he served their base of local clients in the audit and special accounting needs fields. With his experience, Mr. Thomasmeyer provides the Board of Directors with valuable expertise in dealing with accounting principles and financial reporting rules and regulations, evaluating financial results, and generally overseeing the financial reporting process of corporations. Mr. Thomasmeyer’s experience and knowledge make him a skilled advisor and a valuable contributor to our Board of Directors.

Timothy K. Zimmerman is Chief Operating Officer and a director of Standard and the Bank since 2020. He was formerly the Chief Executive Officer of Standard AVB Financial Corp. and the Bank and a director from 2017 to 2020.

He was President and Chief Executive Officer of Standard Financial Corp. and the Bank from 1992 and a director of Standard Financial Corp. and the Bank since 1993. Prior to joining the Bank, Mr. Zimmerman served at Landmark Savings Association, Pittsburgh (and predecessors) from 1977 to 1992, including service as Senior Vice President and Chief Financial Officer from 1985 to 1992. Mr. Zimmerman is a Certified Public Accountant and worked for KPMG Peat Marwick from 1973 to 1977. Mr. Zimmerman is very active in not for profit organizations, serving on boards and committees of the Pittsburgh Civic Light Opera and others in the Greater Pittsburgh Area. He is a former member of the Board of Directors of the Pennsylvania Association of Community Bankers. Currently he is serving as Past Chairman of the Independent Community Bankers of America (“ICBA”) and as a member of ICBA’s Board of Directors Executive Committee and Federal Delegate Board. He also serves as Executive Committee liaison to the Mutual Bank Council and the Consumer Financial Services Committee. Additionally, he is an ex-officio member of the ICBA Bancard Board of Directors. During his affiliation with ICBA, he has served in many leadership roles including as Chairman of ICBA Securities, Vice Chairman of the Bank Education Committee, Vice Chairman of the Policy Development Committee and Chairman of the ICBA’s Federal Home Loan Bank Task Force. In addition, he has served as Chairman and Vice Chairman of the Consumer Financial Protection Bureau’s Community Bank Advisory Council and is currently a member of the National Association of Home Builders Mortgage Roundtable. He worked on ICBA’s task force for the Financial Accounting Standards Board of Directors’ (“FASB”) Current Expected Credit Loss Model (“CECL”) and was appointed by FASB to the Transition Resource Group for CECL. Mr. Zimmerman contributes his extensive experience in financial accounting, financial institutions and management experience to the Board of Directors.

The following directors of Standard have terms ending in the year ending December 31, 2022:

Terence L. Graft has been a director of Standard and the Bank since 1991 and has served as Chairman of the Board of Directors since 2008. Mr. Graft is the owner of Kepple-Graft Funeral Home located in Greensburg, Pennsylvania and Graft-Jacquillard Funeral Home located in Scottdale, Pennsylvania. He is a member of the National and Pennsylvania Funeral Directors Associations, as well as the Funeral Directors Associations of Armstrong, Westmoreland and Indiana, Pennsylvania. Mr. Graft’s experience as a local business owner and his knowledge of the local business community and his business management skills make him a valuable contributor to the Board of Directors.

John M. Lally, CPA, MBA, CVA, has been a director of Standard and the Bank since 2017. He previously served as a director of Allegheny Valley Bancorp and Allegheny Valley Bank from 2009 to 2017. Mr. Lally is a founding partner of Lally & Co., LLC, a Pittsburgh-based certified public accounting and business advisory firm. Mr. Lally has been an owner/partner in the CPA practice since its founding in 1983. Mr. Lally is a 1977 graduate of Saint Vincent College in Latrobe, Pennsylvania, and obtained his MBA from The George Washington University in Washington, D.C., in 1978. He successfully passed the Uniform CPA Exam in 1981, the Certified Financial Planner examinations in 1986, and the Certified Valuation Analyst examination in 2001. Mr. Lally brings valued practical and technical experience as well as strong business community relationships to our board and the committees on which he serves.

David C. Mathews has been a director of Standard and the Bank since 2006. Mr. Mathews served as the Business Development Coordinator of the Bank from January 2006 until his retirement in February 2019. Prior to joining the Bank, Mr. Mathews served as the President and Chief Executive Officer of Hoblitzell National Bank (“HNB”) from 1998 until HNB was acquired by the Bank in January 2006. Mr. Mathews has 34 years of experience in banking. Mr. Mathews is a past board member of the Western Maryland Health System Hospital and the Western Maryland Health System Foundation, and is also a past member of the Frostburg State Business Advisory Board of Directors and The Greater Cumberland Committee. He is a former board member of the YMCA of Cumberland. Mr. Mathews contributes his extensive experience with commercial lending and business development and general management expertise to the Board of Directors.

Ronald J. Mock, CPA has been a director of Standard and the Bank since 2017. Mr. Mock previously served as a director of Allegheny Valley Bancorp and Allegheny Valley Bank from 2009 to 2017. Mr. Mock is the President of Mock Bosco & Associates, P.C., a regional public accounting firm, and CEO of Independent Controller Services, Inc. Throughout his 30-year career, Mr. Mock has provided audit and tax services to a variety of private, publicly held, and foreign-owned companies in the manufacturing, professional services, real estate, and construction industries. Before owning his own firm, he was employed by Deloitte & Touche in Pittsburgh, an international accounting and consulting firm, where he was a Manager in the Audit Department. Mr. Mock is a member of the American and Pennsylvania Institutes of Certified Public Accountants. He formerly served as Chairman of the SMC Business Council, a regional business trade association, and is a former member of the Association’s Audit Committee. Mr. Mock’s professional experience, inquisitive nature, strong ties to the communities served by the Bank, and integrity all provide valuable resources to the board.

Dale A. Walker has been a director of Standard and the Bank since 1999. Mr. Walker is a certified public accountant and is the owner of Dale A. Walker, CPA, an accounting firm in Mount Pleasant, Pennsylvania. He is a member of the American and Pennsylvania Institutes of Certified Public Accountants, a director and Treasurer of Penn Laurel Holdings, a real estate investment company, past Director of the Mount Pleasant Free Public Library, past Chairman of the Board of Excela Health, a not-for-profit health care system in western Pennsylvania, past Treasurer of Mount Pleasant Business District Authority and Mount Pleasant Parking Authority, Elder at Reunion Presbyterian Church and a past president and member of the Mount Pleasant Rotary. Mr. Walker contributes his accounting experience and knowledge of the local business community to the Board of Directors.

The following directors of Standard have terms ending in the year ending December 31, 2023:

William T. Ferri has been a director of Standard and the Bank since 2007. Mr. Ferri is a pharmacist and the owner of Ferri Pharmacy located in Murrysville, Pennsylvania. He is also the Chief Executive Officer of Ferri Enterprises, a property development and management company, and the President of Ferri Supermarkets, Inc. He is Director-Secretary of Value Drug Company, a pharmacy wholesale co-op distributor in Altoona, PA, and is also a member of the Pennsylvania Pharmacists Association, the National Association of Retail Pharmacists, the Murrysville Community Economic Development Corporation, the Westmoreland Chamber of Commerce and the Murrysville Business Association. Mr. Ferri contributes his experience owning a local business and his knowledge of the local business community to the Board of Directors.

Paul A. Iurlano has been a director of Standard and the Bank since 2017. Mr. Iurlano was previously a director of Allegheny Valley Bancorp and Allegheny Valley Bank from 2004 to 2017. Mr. Iurlano was Chief Facilities Officer of the Roman Catholic Diocese of Pittsburgh and Legal Counsel for the Diocesan Office for Facilities Management. In that position, Mr. Iurlano was involved in all aspects of the acquisition, development and disposal of real estate as well as owner oversight of major construction, renovation and demolition projects. Prior to the Catholic Diocese, Mr. Iurlano had extensive experience in general construction and construction management of projects principally involving all types of parking structures, mid-rise and high-rise apartment buildings, retail buildings and commercial build outs. Since 1995, Mr. Iurlano has served as a construction arbitrator on over 150 cases administrated by the American Arbitration Association. Disputes have ranged from $10,000 to $3 million and involved contract interpretation, change orders, performance deficiencies, delay and lost opportunity. Mr. Iurlano was also a Trustee of the Pittsburgh Catholic Newspaper Publishing Corp., Director of Parish Catholic Cemeteries Association, Inc., Director of Central Catholic High School, Inc., Director of North Catholic High School, Inc., and Director of the St. Joseph High School, Inc. Mr. Iurlano is a Director and past President of the Fox Chapel Authority. In addition to his law degree, Mr. Iurlano has degrees in engineering and public administration. Mr. Iurlano’s significant involvement in construction, property management, contract dispute resolution and other outside board involvement make him a valuable Board member.

Gregory J. Saxon has been a director of Standard and the Bank since 2017. Mr. Saxon previously served as a director of Allegheny Valley Bancorp from 2002 through 2017 and Allegheny Valley Bank from 2001 to 2017. He also served as Chairman of Allegheny Valley Bancorp and Allegheny Valley Bank from 2006 to 2017. Mr. Saxon retired in 2020 as President of Conco Services, Corp., a privately held manufacturing and energy services company. Previously, Mr. Saxon served as Vice President of Manufacturing at Conco, while filling a second position as President of Global Heat Exchanger Services Co., a manufacturing and petrochemical services company affiliated with Conco Services, Corp. He had served as a member of the Board of Directors for all Conco companies from 1990 to 2020. Presently, Mr. Saxon is the President of Momentum Ventures, LLC, a newly established company that services the motor freight industry. Mr. Saxon graduated from Robert Morris College with a Bachelor of Science degree in Marketing. He has also participated in additional Executive Educational Programs at Wharton, University of Pennsylvania, for additional education at both the Executive and Directorship levels. Mr. Saxon’s wide range of business experience, leadership qualities, and ongoing interaction with the local Pittsburgh business community make him a valuable contributor to the Board of Directors.

Executive Officers Who Are Not Directors

The principal occupation during the past five years of each of our executive officers, is set forth below. All executive officers have held their present positions for at least five years unless otherwise stated.

John P. Kline, age 56, is Executive Vice President and Chief Lending Officer of Standard and the Bank. Mr. Kline joined Standard and the Bank in September 2018. Mr. Kline has 30 plus years of experience in the financial services industry concentrating in the areas of commercial credit analysis, commercial credit administration, commercial loan administration, commercial real estate lending and commercial and industrial lending. Mr. Kline currently serves as a Board Member of United Way of Southwestern PA, Westmoreland Frick Hospital Foundation, Economic Growth Connection and Westmoreland County Industrial Development Authority. In addition, he serves as Board Chair of St. Anne Home and the Salvation Army of Greensburg, Board Treasurer of West Penn Power Sustainable Energy Fund and the Westmoreland Chamber of Commerce and Secretary of Penn Regional Investments.

Susan A. Parente, CPA, age 58, is Executive Vice President and Chief Financial Officer of Standard and the Bank. Ms. Parente joined the Bank in 1998 as Controller and in 2000 was appointed Assistant Treasurer. In 2008, she earned the officer designation of Vice President and assumed direction of the newly combined Finance and Operations Department. In 2014, she earned the officer designation of Senior Vice President and in October 2016 was appointed Chief Financial Officer. Ms. Parente has over 30 years of banking and accounting experience. Prior to joining the Bank, Ms. Parente worked as Manager of Profit Planning and as a Senior Accountant with Equitable Resources, Pittsburgh, from 1990 to 1998. Prior banking experience includes service as an Internal Auditor and Senior Accountant with Landmark Savings Association, Pittsburgh, from 1985 to 1990. Ms. Parente is a certified public accountant and member of the American and Pennsylvania Institutes of Certified Public Accountants.

Christian M. Chelli, age 52, is Senior Vice President and Chief Credit Officer of Standard and the Bank. Mr. Chelli was hired by Allegheny Valley Bancorp in 2008 as Vice President, Commercial Lending Officer, and in 2010 served as Senior Vice President, Senior Commercial Lending Officer. In 2013, Mr. Chelli served as Allegheny Valley Bancorp’s Senior Vice President, Chief Credit Officer. Mr. Chelli has over 30 years of experience in the financial services industry concentrating in the areas of commercial credit and policy administration, commercial and industrial lending, commercial real estate lending, financial statement and cash flow analysis and overall business risk assessment. Mr. Chelli currently serves as a Board Member of the Financial Industries Network, a Board Member of the RMA Pittsburgh Chapter and a PA Loan Committee Member of the Empire State CDC: Pursuit.

Susan M. DeLuca, age 64, is Senior Vice President and Chief Risk Officer of Standard and the Bank. In her forty-year career with Allegheny Valley Bank, she held numerous management positions including a member of the senior management team for twenty-two years. In addition, she served as Corporate Secretary for Allegheny Valley Bancorp and Allegheny Valley Bank for twenty-six years and as a Director of Allegheny Valley Bancorp for nineteen years. Mrs. DeLuca served as a past Board member of the Pittsburgh Chapter of the American Institute of Banking. Mrs. DeLuca oversees general bank compliance and overall risk management initiatives.

Sheila D. Crystaloski, CISM, age 58, is Senior Vice President and Chief Technology Officer of Standard and the Bank. Ms. Crystaloski previously served as Director of Technology for Standard Financial and the Bank since 1998. In 2000 she earned the officer designation of Assistant Vice President. In 2006 she earned the officer designation of Vice President. Ms. Crystaloski has over 33 years in the technology field and over 25 years in banking technology. Prior to joining the Bank, Ms. Crystaloski worked as Senior Systems Analyst and Assistant Vice President for Commercial National Bank, Latrobe from 1991 to 1998. Prior experience includes Computer Operator and Network Specialist for Latrobe Area Hospital from 1984 to 1991. Ms. Crystaloski is a Certified Information Security Manager, a member of ISACA and InfraGard as well as a 16 year Rotarian.

Corporate Governance and Code of Ethics and Business Conduct

Standard is committed to maintaining sound corporate governance principles and the highest standards of ethical conduct and is in compliance with applicable corporate governance laws and regulations.

The Board has adopted a code of ethics for the principal executive officer, principal financial officer, principal accounting officer and all persons performing similar functions. The code of ethics is designed to deter wrongdoing and to promote honest and ethical conduct, the avoidance of conflicts of interest, full and accurate disclosure and compliance with all applicable laws, rules and regulations. The code of ethics is available on the Company’s website at www.standardbankpa.com.

Audit Committee

The Audit Committee consists of Directors Walker, who serves as Chairman, Ferri, Graft, Lally, Mock, Rennie and Saxon. Each member of the Audit Committee is “independent” as defined in the Standard Nominating and Corporate Governance Committee Charter. The Board of Directors has determined that Dale A. Walker qualifies as an “audit committee financial expert” as that term is used in the rules and regulations of the Securities and Exchange Commission.

Item 11. Executive Compensation

Compensation

The following table sets forth, for the fiscal years ended December 31, 2020 and 2019, certain information as to the total compensation paid to Mr. Hasley, who serves as President and Chief Executive Officer of the Company, and our two other most highly compensated executive officers.

		Summary Compensation Table
Name and principal				Stock	Option	Non-equity incentive	All other
position	Year	Salary	Bonus	Awards(1)	Awards	plan compensation (2)	compensation (3)	Total
Andrew J. Hasley(4)	2020	$339,000	$—	$—	$—	$144,850	$51,367	$535,217
President and Chief Executive Officer	2019	$299,000	$—	$—	$—	$63,866	$72,058	$434,924

Timothy K. Zimmerman(4)	2020	$347,500	$—	$—	$—	$148,250	$48,481	$544,231
Senior Executive Vice President and Chief Operating Officer	2019	$360,000	$—	$—	$—	$94,500	$92,376	$546,876

Susan A. Parente	2020	$212,000	$—	$—	$—	$84,800	$26,856	$323,656
Executive Vice President and Chief Financial Officer	2019	$198,000	$—	$22,275	$—	$37,165	$24,942	$282,382

_________________________________

(1)

For 2019, the amount shown reflects a restricted stock award grant of 851 shares as determined under the Executive Incentive Plan. For 2019 the amount shown represent the aggregate grant date fair value for the restricted stock awards granted during the year indicated, computed in accordance with FASB ASC Topic 718. The assumptions used to determine the value of restricted stock awards are described in note 13 of the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

(2)	Amounts in this column reflect a bonus paid under the Company’s Executive Incentive Plan.
(3)

For 2020, the amounts in this column reflect what the Company paid for, or reimbursed, the applicable named executive officer for the various benefits and perquisites received. A break-down of the various elements of compensation in this column is set forth in the table provided below.

Name	Year	Auto Expenses	ESOP Contributions	Employer Contributions to 401(k) Plan	SERP Contributions	Total All Other Compensation
Mr. Hasley	2020	$9,600	$15,445	$9,372	$16,950	$51,367
Mr. Zimmerman	2020	$7,584	$15,471	$8,051	$17,375	$48,481
Ms. Parente	2020	$—	$15,456	$11,400	$—	$26,856

(4)

As provided in the merger agreement between the Company and Allegheny Valley Bancorp, Inc., Mr. Hasley became President and Chief Executive Officer of the Company and the Bank effective as of July 1, 2020. Prior to that time, Mr. Hasley was the President of the Company and the Bank and Mr. Zimmerman was the Chief Executive Officer of the Company and the Bank.

Benefit Plans and Agreements

Employment Agreements.  Andrew W. Hasley, Timothy K. Zimmerman and Susan A. Parente (referred to collectively below as the “executives” or individually as the “executive”) are parties to employment agreements, effective as of January 25, 2018, with Standard and the Bank. Such agreements for Messrs. Hasley and Zimmerman were amended on April 30, 2020. Standard’s continued success depends to a significant degree on the skills and competence of these executives and the employment agreements are intended to ensure that Standard maintains a stable management base. The employment agreements contain substantially similar terms except for the individual’s title and base salary.

The employment agreements provide for a three-year term and the term renews daily, unless the Board of Directors or executive elects not to extend the term. If the Board of Directors or executive elects not to extend the term of the agreement, the term will become fixed and will end on the third anniversary of the date of the non-renewal. The current base salaries are $370,000 for Mr. Hasley, $325,000 for Mr. Zimmerman and $218,360 for Ms. Parente.

Upon termination of an executive’s employment for cause, as defined in each of the agreements, the executive will receive no further compensation or benefits under the agreement. If Standard terminates the executive for reasons other than for cause or if the executive terminates voluntarily under specified circumstances that constitute a good reason (as defined in the agreements), the executive will receive an amount equal to two times the sum of the executive’s highest annual base salary plus the average of the bonuses earned in the two fiscal years immediately preceding the year of termination of employment, payable in a lump sum on the thirtieth day following the date of termination. Standard, or its successor, will also continue to provide the executive with continued medical, vision and dental coverage, at no cost to the executive, for the remaining term of the agreement but not to exceed eighteen (18) months, and if the remaining term is more than eighteen (18) months, the executive will receive a cash payment equal to the cost of such coverage for the months remaining in the term of the agreement. In order to receive the severance payment and insurance benefits, the executive must execute a release agreement.

In the event of a change in control, followed within eighteen (18) months by the executive’s termination for a reason other than for cause or if the executive terminates voluntarily under specified circumstances that constitute a good reason (as defined in the agreements), the executive will receive an amount equal to three times the sum of the executive’s highest annual base salary plus the average of the bonuses earned in the two fiscal years immediately preceding the year of termination of employment, payable in a lump sum within ten (10) days following the date of termination. Standard, or its successor, will also continue to provide the executive with continued medical, vision and dental coverage for eighteen (18) months, and the executive will receive a lump sum cash payment equal to the cost of such monthly insurance premiums for eighteen (18) months.

Assuming the executives had been terminated in connection with a change in control on December 31, 2020, Mr. Hasley, Mr. Zimmerman and Ms. Parente would have received aggregate severance payments of approximately $1,444,000, $1,628,000 and $840,000, respectively, and if the executives had been terminated in connection with a change in control on April 19, 2021, the most recent practicable date before the printing of this Amendment, Mr. Hasley, Mr. Zimmerman and Ms. Parente would have received aggregate severance payments of approximately $1,506,000, $1,595,000 and $871,000, respectively. The agreements also provide for benefits upon the occurrence of an executive’s death or disability.

Offer Letter and Cancellation Agreements. Standard Bank will become a separate wholly-owned subsidiary of Dollar upon the consummation of the merger. Therefore, simultaneously with the signing of the merger agreement, and effective as of the date of the merger, Standard Bank entered into an offer letter with each of Andrew W. Hasley, Timothy K. Zimmerman and Susan A. Parente which sets forth the terms of their employment with Dollar’s wholly-owned subsidiary, Standard Bank. In addition, the three executives each entered into cancellation agreements with Standard Bank which will be effective as of, and contingent upon the closing of the merger. The cancellation agreements provide for payments to Messrs. Hasley and Zimmerman and Ms. Parente of $1,505,919, $1,594,689 and $852,360, respectively, in connection with the cancellation of their existing employment agreements with Standard and Standard Bank. The amounts payable for the cancellation of the executives’ employment agreements may be reduced, to the extent necessary, so that the sum of the cancellation consideration and any other “parachute payments” within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended (“Section 280G”) that are payable to or with respect to the executive and contingent upon a “change in control” within the meaning of Section 280G do not exceed three times the executive’s “base amount” within the meaning of Section 280G.

In addition, under the offer letters, each of Messrs. Hasley and Zimmerman and Ms. Parente have been offered positions with Standard Bank following the effective time of the merger. Mr. Hasley has been offered the position of President of Standard Bank, with a base salary of $345,000; Mr. Zimmerman has been offered the position of Senior Vice President and Chief Operating Officer of Standard Bank, with a base salary of $250,000; and Ms. Parente has been offered the position of Senior Vice President and Chief Financial Officer of Standard Bank, with a base salary of $212,000 (or, if higher, her base salary as in effect on the effective date of the merger). Under the offer letters, if an executive’s employment is involuntarily terminated by Standard Bank prior to the first anniversary of the Effective Date for any reason other than for cause as defined in the agreement, then, subject to the executive signing a release of claims, the executive will be entitled to a lump sum severance payment equal to the base salary the executive would have received for the remainder of the 12-month period ending on the first anniversary of the effective date of the merger. Assuming the executives’ employment is terminated immediately following the effective time of the merger, the executive would be entitled to a lump sum severance payment equivalent to the base salary the executive would have received through the 12-month period ending on the first anniversary of the effective date of the merger of $345,000 (for Mr. Hasley), $250,000 (for Mr. Zimmerman) and $212,000 (for Ms. Parente).

In addition, if the executives’ employment is involuntarily terminated by Standard Bank prior to the third anniversary of the effective date of the merger for reasons other than cause as defined in the offer letter and cancellation agreements, then, subject to the executive’s signing of a release of claims, the executive will receive a lump sum severance payment equal to the product of (a) the total monthly premium for medical, vision, and dental coverage (including any employer contributions to a health savings account) for the executive and any dependents covered at termination, and (b) the number of full months remaining in the 36-month period beginning on the effective time of the merger. Assuming the executives’ employment is terminated immediately following the effective time of the merger, the lump sum severance payments equivalent to each executives’ estimated aggregate monthly health coverage premiums for 36 months are estimated to be $55,620 (for Mr. Hasley), $39,780 (for Mr. Zimmerman) and $55,440 (for Ms. Parente).

The offer letters for Messrs. Zimmerman and Hasley, as well as Ms. Parente also contain employment and post-employment restrictive covenants. While employed with Standard Bank and for 18 months following termination of employment for any reason, the executives are prohibited, without written consent of Standard Bank, to solicit employees and customers of Standard Bank, Dollar or any subsidiaries or affiliates of Dollar (the “Bank Group”). In addition, while employed by Standard Bank, solely for the period thereafter, if any, with respect to which severance is being paid in accordance with the respective offer letters, the executives will not, without the written consent of Standard Bank, directly or indirectly perform services for any financial services entity that competes with the business of the Bank Group and has headquarters or offices within twenty-five (25) miles of Pittsburgh, Pennsylvania.

Change in Control Agreements.   John P. Kline, Christian M. Chelli, Sheila D. Crystaloski and Susan M. DeLuca (referred to below as the “executives” or “executive”) are parties to change in control agreements, effective as of January 25, 2018, except for Mr. Kline, whose agreement was effective as of September 28, 2018. The change in control agreements contain substantially similar terms and provide for a two-year term. The term renews annually, provided that the Board of Directors elects to extend the term. If the Board of Directors elects not to extend the term of the agreement, the term will end on the second anniversary of the date of the non-renewal.

In the event of a change in control, followed by the executive’s termination of employment for a reason other than for cause or if the executive terminates voluntarily under specified circumstances that constitute a good reason (as defined in the agreements), the executive will receive an amount equal to two times the sum of the executive’s annual base salary as of the date of termination of employment plus two times the highest bonus earned by the executive in the three calendar years immediately preceding the year of termination of employment, payable in a lump sum within ten (10) days following the date of termination. Standard, or its successor, will also continue to pay the executive’s medical, vision and dental coverage for eighteen (18) months.

Assuming an effective time of the merger of January 1, 2021, the executives with change in control agreements would be entitled to cash severance estimated as follows, assuming an applicable termination of employment occurred immediately following the merger: $571,380 (for Mr. Kline), $532,000 (for Mr. Chelli), $400,400 (for Ms. Crystaloski), and $309,400 (for Ms. DeLuca).

Supplemental Executive Retirement Agreements.   The Bank entered into a supplemental executive retirement agreement with each of Messrs. Hasley and Zimmerman in December 2018. Such agreements for Messrs. Hasley and Zimmerman were amended on June 30, 2020. The supplemental executive retirement agreements replace the prior long term incentive for Messrs. Hasley and Zimmerman, which was the multi-year portion of the 2018 Executive Incentive Plan. Under the terms of the agreements, Messrs. Hasley and Zimmerman are entitled to the value of the vested account balance upon termination of employment.

Pursuant to the agreements, commencing as of December 31, 2018, and on each subsequent December 31, the Bank will credit the executive’s account balance with an amount equal to five percent (5.0%) of the executive’s base salary and, in addition, may make a discretionary contribution that is targeted to be fifteen percent (15%) of the executive’s base salary. Contributions will be made only if the executive is employed with the Bank on the date of such contribution. The account balance will be credited with interest as of each December 31 at a rate equal to the average of the Moody’s Aaa Corporate Bond Index over the prior one-year period. For Mr. Hasley only, the Bank will not be obligated to make any contributions, other than interest crediting, on and after the date that Mr. Hasley attains age sixty-five (65). For the fiscal year ended December 31, 2020, the Bank contributed $16,950 and $17,375, respectively, to the accounts of Messrs. Hasley and Zimmerman, respectively.

For Mr. Hasley, the account balance is subject to a five-year vesting schedule, with 20% of the account balance vesting annually, commencing January 1, 2020 and on each subsequent January 1, with 100% vesting on January 1, 2024, subject to full vesting in the event of death, disability or a termination of employment within two years following a change in control. For Mr. Zimmerman, the account balance is subject to a vesting schedule, with 50% of the account balance vesting on January 1, 2020 and the remainder vested on June 30, 2020, subject to full vesting in the event of death, disability or a termination of employment within two years following a change in control.

For Mr. Hasley, upon a termination of employment, the account balance will be paid in fifteen substantially equal annual installments, and in the event of Mr. Hasley’s death, the account balance will be paid in a lump sum to his beneficiary. For Mr. Zimmerman, upon a termination of employment or death, the account balance will be paid in a lump sum payment to Mr. Zimmerman or his beneficiary, as applicable.

Equity Incentive Plans.   Standard Financial stockholders approved the Standard Financial Corp. 2012 Equity Incentive Plan (the “Equity Incentive Plan”) in 2012. In addition, Standard assumed the Allegheny Valley Bancorp’s 2011 Stock Incentive Plan (“2011 Plan”), which was previously approved by Allegheny Valley Bancorp’s stockholders. The Equity Incentive Plan provides officers, employees and directors of Standard with additional incentives to promote Standard growth and performance. Most of the companies that Standard competes with for directors and management-level employees are public companies that also offer equity compensation as part of their overall director and officer compensation programs. By approving the Equity Incentive Plan, Standard’s stockholders have given Standard the flexibility it needs to continue to attract and retain highly qualified officers and directors by offering a competitive compensation program that is linked to the performance of its common stock.

The Equity Incentive Plan authorizes the issuance of up to 486,943 shares of Standard common stock pursuant to grants of restricted stock awards, incentive stock options and non-qualified stock options; provided, however, that the maximum number of shares of stock that may be delivered pursuant to the exercise of stock options is 347,817 (all of which may be granted as incentive stock options) and the maximum number of shares of stock that may be issued as restricted stock awards is 139,126. In addition, there remain 66,235 shares of Standard common stock in the 2011 Plan.

The Equity Incentive Plan is administered by the members of Standard’s Compensation Committee. The Compensation Committee has the authority and discretion to select the persons who will receive awards; establish the terms and conditions relating to each award; adopt rules and regulations relating to the Equity Incentive Plan; and interpret the Equity Incentive Plan. The Equity Incentive Plan also permits the Compensation Committee to delegate all or any portion of its responsibilities and powers.

On April 7, 2017, stock options granted under the 2011 Plan automatically became stock options for common stock of Standard, subject to an adjustment for the exchange ratio, and all outstanding grants became fully vested.

Tax-Qualified Benefit Plans

401(k) Plan.   The Bank maintains the Standard Bank, PaSB 401(k) Plan, administered by Pentegra Retirement Services, which provides benefits to substantially all of Standard’s employees (the “401(k) Plan”). Employees of the Bank who are 18 or older and have completed 250 hours during a continuous three-month period are eligible to participate in the 401(k) Plan (“Participants”). Participants may contribute up to 75% of their annual compensation to the 401(k) Plan on a pre-tax basis, subject to limits prescribed by law. the Bank provides a 401(k) match equal to 100% of the Participant’s salary deferral on the first 3% of compensation and 50% of the Participant’s salary deferral of the next 2% of compensation, for a maximum employer matching contribution of 4% of a Participant’s pre-tax compensation. Participants are always 100% vested in employer contributions and their salary deferrals. Participants will also become 100% vested in the employer contributions allocated to their accounts upon attainment of normal retirement age or in the event of the participant’s death or disability. Participants may invest their accounts in the investment options provided under the 401(k) Plan. Participants may request a withdrawal from their accounts in the event they incur a financial hardship. A Participant will become eligible for distribution of his or her 401(k) Plan benefit upon termination of employment and a Participant that satisfies certain eligibility requirements may request distributions of certain portions of their account balance while employed. Participants may elect to receive payments of their benefits in a lump sum or in installments, provided that their account balance equal or exceeds $500.

Defined Benefit Pension Plan.   The Bank maintains the Standard Bank, PaSB Defined Benefit Pension Plan and Trust (the “Pension Plan”), a noncontributory defined benefit pension plan, which was frozen effective August 1, 2005. Freezing the Pension Plan eliminated all future benefit accruals; however, the accrued benefit as of August 1, 2005 remains. As a frozen plan, future service or salary changes will not increase retirement benefits.

Employee Stock Ownership Plan.   The Bank adopted an ESOP for eligible employees in 2010. Eligible employees commenced participation in the ESOP on the later of October 6, 2010 or upon the first entry date commencing on or after the eligible employee’s completion of 1,000 hours of service during a continuous 12-month period and the attainment of age 21.

The ESOP trustee purchased, on behalf of the ESOP, 178,254 shares of Standard (previously Standard Financial Corp.) common stock issued in the offering and an additional 100,000 shares in the secondary market, for a total of 278,254 shares. The ESOP funded its stock purchase with a loan from Standard equal to the aggregate purchase price of the common stock. The loan is repaid principally through the Bank’s contribution to the ESOP and dividends payable on common stock held by the ESOP over the 20-year term of the loan. The interest rate for the loan is an annually adjustable rate equal to the prime rate, as published in The Wall Street Journal, which is currently 3.25%.

The trustee holds the shares purchased by the ESOP in an unallocated suspense account, and shares are released from the suspense account on a pro-rata basis as the Bank repays the loan. The trustee will allocate the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants. Participants will become 100% vested upon the completion of six years of service. Participants who were employed by the Bank immediately prior to the offering received credit for vesting purposes for years of service prior to adoption of the ESOP. Participants also will become fully vested automatically upon normal retirement, death or disability, a change in control, or termination of the ESOP. Generally, participants receive distributions from the ESOP upon separation from service.

The ESOP permits participants to direct the trustee as to how to vote the shares of common stock allocated to their accounts. The trustee votes unallocated shares and allocated shares for which participants do not provide instructions on any matter in the same ratio as those shares for which participants provide instructions, subject to fulfillment of the trustee’s fiduciary responsibilities.

Under applicable accounting requirements, the Bank records a compensation expense for the ESOP at the fair value of the shares as they are committed to be released from the unallocated suspense account to participants’ accounts.

The compensation expense resulting from the release of the common stock from the suspense account and allocation to plan participants result in a corresponding reduction in the Bank’s earnings.

At least five business days prior to the effective time of the merger, the ESOP will be terminated and all participant accounts will fully vest. In addition, the ESOP loan made by Standard will be repaid by the ESOP by delivering a sufficient number of unallocated shares of Standard common stock to Standard. At the effective time of the merger, all remaining shares of common stock held by the ESOP will be converted into the right to receive the merger consideration, and the balance of any assets remaining in the ESOP but not allocated to the account of a participant will be allocated among all of the participants’ accounts as earnings. The remaining ESOP assets will be distributed to the participants following the receipt of the favorable determination letter from the IRS, unless Dollar consents to an earlier distribution or as required by law. Standard has agreed to take any actions necessary to effect the foregoing matters, including adopting any amendments to the ESOP.

Directors’ Compensation

Director Fees. During the fiscal year ended December 31, 2020, each director of Standard, other than Messrs. Hasley and Zimmerman, was paid, on a pro rata basis, an annual fee of $30,000 in cash and $8,476 in restricted stock. The annual fee for the prior year was $30,000 in cash. Messrs. Hasley and Zimmerman do not receive director fees. The Chairman of the Board of Directors receives an additional $12,000 retainer annually and the Vice Chairman of the Board of Directors receives an additional $7,200 retainer annually. The Chair for the Audit Committee receives an additional retainer of $4,000 and all members of the Loan Committee receive an additional retainer of $2,000. There is no additional compensation for other committee service.

The following table sets forth the total fees received by the directors during the fiscal year ended December 31, 2020, other than Messrs. Hasley and Zimmerman:

	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Terence L. Graft	42,000	8,476	—	—	—	—	50,476
John M. Lally	32,000	8,476	—	—	—	—	40,476
David C. Mathews	32,000	8,476	—	—	—	—	40,476
Ronald J. Mock	32,000	8,476	—	—	—	—	40,476
Dale A. Walker	36,000	8,476	—	—	—	—	44,476
Jennifer H. Lunden (1)	30,000	8,476	—	—	—	—	38,476
William T. Ferri	30,000	8,476	—	—	—	—	38,476
Paul A. Iurlano	30,000	8,476	—	—	—	—	38,476
Gregory J. Saxon	37,200	8,476	—	—	—	—	45,676
Thomas J. Rennie	30,000	8,476	—	—	—	—	38,476
R. Craig Thomasmeyer	32,000	8,476	—	—	—	—	40,476

_______________________________________

(1) Jennifer H. Lunden resigned from the Board of Directors effective January 8, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Principal Holders

Persons and groups who beneficially own in excess of five percent of the Company’s common stock are required to file certain reports with the Securities and Exchange Commission regarding such beneficial ownership. The following table sets forth, as of March 31, 2021, certain information as to the shares of the Company’s common stock owned by persons who beneficially own more than five percent of the Company’s outstanding shares of common stock. We know of no persons, except as listed below, who beneficially owned more than five percent of the outstanding shares of the Company’s common stock as of March 31, 2021. For purposes of the following table and the table included under the heading “Management,” in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person is deemed to be the beneficial owner of any shares of common stock (i) over which he or she has, or shares, directly or indirectly, voting or investment power or (ii) as to which he or she has the right to acquire beneficial ownership at any time within 60 days after March 31, 2021.

Name and Address of Beneficial Owner	Number of Shares Owned and Nature of Beneficial Ownership	Percent of Shares of Common Stock Outstanding(1)
Standard Bank, PaSB Employee Stock Ownership Plan 2640 Monroeville Blvd. Monroeville, Pennsylvania 15146	243,731(2)	5.1%

__________________________________________________

(1)	Based on 4,773,716 shares of Standard common stock outstanding as of March 31, 2021.

(2) Based on information contained in a Schedule 13G/A filed with the U.S. Securities and Exchange Commission on February 16, 2021.

The following table sets forth information about the shares of Standard common stock owned by each director, each named executive officer identified in the summary compensation table and all directors and executive officers as a group, as of March 31, 2021.

Name(1)	Positions Held in the Company	Age(2)	Director Since(3)	Current Term to Expire	Shares of Common Stock Beneficially Owned as of the Record Date(4)	Percent of Class(5)
DIRECTORS
William T. Ferri	Director	76	2007	2020	45,160(6)	*
Paul A. Iurlano	Director	66	2004	2020	28,162(7)	*
Gregory J. Saxon	Vice Chairman of the Board	56	2002	2020	17,824(8)	*
Andrew W. Hasley	Chief Executive Officer, President and Director	57	2006	2021	49,636(8)	1.04%
Thomas J. Rennie	Director	71	2008	2021	29,421(9)	*
R. Craig Thomasmeyer	Director	56	2004	2021	32,068(10)	*
Timothy K. Zimmerman	Senior Executive Vice President, Chief Operating Officer and Director	70	1993	2021	82,570(11)	1.73%
Terence L. Graft	Chairman of the Board	71	1991	2022	50,371(12)	1.06%
John M. Lally	Director	65	2009	2022	32,793	*
David C. Mathews	Director	66	2006	2022	60,517(13)	1.27%
Ronald J. Mock	Director	64	2009	2022	17,126	*
Dale A. Walker	Director	71	1999	2022	34,600(14)	*

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS
Susan A. Parente	Executive Vice President – Chief Financial Officer	58	—	—	18,430(15)	*
John P. Kline	Executive Vice President – Chief Lending Officer	56	—	—	1,483(16)	*
Susan M. DeLuca	Senior Vice President – Chief Risk Officer	64	—	—	9,836(17)	*
Christian M. Chelli	Senior Vice President – Chief Credit Officer	52	—	—	7,427(18)	*
Sheila D. Crystaloski	Senior Vice President – Chief Technology Officer	58	—	—	24,320(19)	*
All directors and executive officers as a group (18 persons)					529,405	11.09%

__________________________________________________

*Less than 1%.

(1) The mailing address for each person listed is 2640 Monroeville Boulevard, Monroeville, Pennsylvania 15146.

(2) As of March 31, 2021.

(3)

Reflects initial election to the Board of Directors of Standard Financial Corp. or Allegheny Valley Bancorp, Inc., as applicable. On April 7, 2017, Allegheny Valley Bancorp, Inc. merged into Standard Financial Corp., with the resulting entity renamed Standard AVB Financial Corp.

(4)

In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, a person is deemed to be the beneficial owner for purposes of this table, of any shares of common stock if he has shared voting or investment power with respect to such security, or has a right to acquire beneficial ownership at any time within 60 days from the date as of which beneficial ownership is being determined. As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” is the power to dispose or direct the disposition of shares, and includes all shares held directly as well as by spouses and minor children, in trust and other indirect ownership, over which shares the named individuals effectively exercise sole or shared voting or investment power.

(5) Based on 4,773,716 shares outstanding as of March 31, 2021.

(6) Includes 4,147 shares held in an IRA for the benefit of Mr. Ferri’s spouse.

(7)	Includes 8,982 shares held in an IRA for the benefit of Mr. Iurlano, 263 shares held by Mr. Iurlano’s spouse and 1,728 held in an IRA for the benefit of Mr. Iurlano’s spouse.

(8) Includes 2,036 shares held in the ESOP for the benefit of Mr. Hasley.

(9)

Includes 7,995 exercisable stock options, 5,000 shares held in an IRA for the benefit of Mr. Rennie, 100 shares held by Mr. Rennie as custodian for two children and 2,000 shares held by Mr. Rennie as custodian for his grandchildren.

(10)

Includes 6,011 shares held by Mr. Thomasmeyer’s spouse, 4,376 shares held in a trust for the benefit of Mr. Thomasmeyer’s spouse, 1,940 held in an IRA for the benefit of Mr. Thomasmeyer’s spouse, 3,037 shares held by Mr. Thomasmeyer as custodian for his child and 955 shares held by Mr. Thomasmeyer’s child.

(11)

Includes 24,034 shares held in the 401(k) Plan for the benefit of Mr. Zimmerman, 8,324 shares held in the ESOP for the benefit of Mr. Zimmerman and 5,000 shares held in an SEP for the benefit of Mr. Zimmerman’s spouse.

(12) Includes 26,550 shares held in an IRA for the benefit of Mr. Graft.

(13)	Includes 25,248 shares held in an IRA for the benefit of Mr. Mathews, and 7,971 shares held in an IRA for the benefit of Mr. Mathews’ spouse.
(14)	Includes 2,393 shares held in an IRA for the benefit of Mr. Walker’s spouse and 2,286 shares held in an IRA for the benefit of Mr. Walker.
(15)	Includes 4,606 shares held in the ESOP for the benefit of Ms. Parente and 2,539 shares held in the 401(k) Plan for the benefit of Ms. Parente.

(16) Includes 573 shares held in the ESOP for the benefit of Mr. Kline.

(17)	Includes 1,083 shares held in an IRA for the benefit of Ms. DeLuca and 952 shares held in the ESOP for the benefit of Ms. DeLuca.

(18) Includes 1,297 shares held in an IRA for the benefit of Mr. Chelli and 1,490 shares held in the ESOP for the benefit of Mr. Chelli.

(19)	Includes3,663 shares held in the ESOP for the benefit of Ms. Crystaloski and 11,091 shares held in the 401(k) Plan for the benefit of Ms. Crystaloski.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Director Independence

The Board has determined that, except directors Andrew W. Hasley, Timothy K. Zimmerman and David C. Mathews, each member of the Board is an “independent director” within the meaning of the NASDAQ corporate governance listing standards and the Company’s corporate governance policies. Messrs. Hasley and Zimmerman are not independent because they are employees of Standard and the Bank. Mr. Mathews retired from full time employment with the Bank on February 27, 2019 and Mr. Mathews is not independent because of his prior employment with the Bank. There were no transactions that the Board of Directors needed to review that are not required to be reported that would bear in the determination of the independence of the directors.

Transactions with Certain Related Persons

Loans and Extensions of Credit. The Sarbanes-Oxley Act of 2002 generally prohibits us from making loans to our executive officers and directors, but it contains a specific exemption from such prohibition for loans made by the Bank to our executive officers and directors in compliance with federal banking regulations. Federal regulations require that all loans or extensions of credit to executive officers and directors of insured institutions must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and must not involve more than the normal risk of repayment or present other unfavorable features. Standard Bank is therefore prohibited from making any loans or extensions of credit to executive officers and directors at different rates or terms than those offered to the general public, except for loans made to executive officers under a benefit program maintained by Standard Bank that is generally available to all other employees and that does not give preference to any executive officer over any other employee.

In addition, loans made to a director or executive officer must be approved in advance by a majority of the disinterested members of the Board of Directors. The aggregate amount of our total potential loan exposure to our officers and directors and their related entities was $1,661,946 at December 31, 2020. As of December 31, 2020, these loans were performing according to their original terms.

Set forth below is certain information as to loans made by the Bank to certain of its directors and executive officers, or their affiliates, pursuant to the loan program disclosed above, whose aggregate indebtedness to the Bank exceeded $120,000 at any time since January 1, 2020. Unless otherwise indicated all of the loans are secured loans and all loans designated as residential loans are secured by the borrower’s principal place of residence.

Name of Individual	Loan Type	Date Originated	Original Loan Amount ($)	Highest Balance Since January 1, 2020 ($)	Balance on December 31, 2020 ($)	Interest Rate
Gregory Saxon (Saxon Associates)	Commercial Mortgage	9/06/2007	320,000	140,625	124,514	7.00%
Gregory Saxon (Saxon Associates)	Commercial Mortgage	8/23/2016	309,120	271,527	259,379	3.50%
Gregory Saxon (Saxon Associates)	Commercial Mortgage	6/15/2007	160,000	25,999	—	3.85%
Gregory Saxon	Flexline	1/13/2005	2,500	—	—	11.00%
Ronald Mock	Home Equity LOC	6/30/2016	100,000	82,623	—	4.25%
Ronald Mock	Home Equity	6/30/2016	69,026	22,761	8,485	2.39%

Pursuant to the Company’s Policy and Procedures for Approval of Related Person Transactions, the Audit Committee periodically reviews, no less frequently than twice a year, a summary of the Company’s transactions in excess of  $25,000 with directors and executive officers of the Company and with firms that employ directors, as well as any other related person transactions, for the purpose of recommending to the disinterested members of the Board of Directors that the transactions are fair, reasonable and within Company policy and should be ratified and approved. For the 2019 fiscal year, the Company was not engaged in any transactions with related persons of a type or in such amount that was required to be disclosed pursuant to applicable Securities and Exchange Commission rules and regulations, except as described above.

Also, in accordance with banking regulations, the Board of Directors reviews all loans made to a director or executive officer in an amount that, when aggregated with the amount of all other loans to such person and their related interests, exceeds $500,000 and such loan must be approved in advance by a majority of the disinterested members of the Board of Directors. Additionally, pursuant to the Company’s Code of Ethics and Business Conduct, all executive officers and directors of the Company must disclose any existing or emerging conflicts of interest to the Company’s Chief Executive Officer. Such potential conflicts of interest include, but are not limited to, the following: (i) the Company conducting business with or competing against an organization in which a family member of an executive officer or director has an ownership or employment interest and (ii) the ownership of more than 1% of the outstanding securities or 5% of total assets of any business entity that does business with or is in competition with the Company.

Procedures Governing Related Persons Transactions

The Company maintains a Policy and Procedures Governing Related Person Transactions, which is a written set of procedures for the review and approval of transactions involving related persons. Under these procedures, related persons consist of directors, director nominees, executive officers, persons or entities known to us to be the beneficial owner of more than 5% of any outstanding class of the voting securities of the Company or immediate family members or certain affiliated entities of any of the foregoing persons.

Transactions covered by the procedures consist of any financial transaction, arrangement or relationship or series of similar transactions, arrangements or relationships, in which:

•	the aggregate amount involved will or may be expected to exceed $25,000 in any calendar year;
•	the Company is, will, or may be expected to be a participant; and
•	any related person has or will have a direct or indirect material interest.
•	The procedures exclude certain transactions, including:

•	any compensation paid to an executive officer of the Company if the Compensation Committee of the Board approved (or recommended that the Board approve) such compensation;
•	any compensation paid to a director of the Company if the Board or an authorized committee of the Board of Directors approved such compensation; and
•	any transaction with a related person involving consumer and investor financial products and services proved in the ordinary course of the Company’s business and on substantially the same terms as those prevailing at the time for comparable services provided to persons unrelated to the Company, or to the Company’s employees on a broad basis (and, in the case of loans, in compliance with the Sarbanes-Oxley Act of 2002).

Related person transactions will be reviewed by the Audit Committee. In connection with its review, the Audit Committee will consider all relevant factors, including:

•	whether the terms of the proposed transaction are at least as favorable to the Company as those that might be achieved with an unaffiliated third party;
•	the size of the transaction and the amount of consideration payable to the related person;
•	the nature of the interest of the related person;
•	whether the transaction may involve a conflict of interest as defined in the Company’s Code of Ethics and Business Conduct; and
•	whether the transaction involves the provision of goods and services to the Company that are available and from unaffiliated third parties.

For each periodic review of related persons transactions, the Audit Committee will determine if the transactions were fair, reasonable, and within Company policy and will recommend to the disinterested members of the Board of Directors that they should be ratified and approved or make such other recommendation to the Board of Directors as the Audit Committee deems appropriate. If any transaction recommended for ratification and approval by the Audit Committee is not ratified and approved by the Board of Directors, the Secretary of the Audit Committee will provide a report to the Audit Committee setting forth information about the Board’s actions.

Item 14. Principal Accountant Fees and Services

Set forth below is certain information concerning aggregate fees for professional services rendered by S.R. Snodgrass, P.C. (“Snodgrass”) during fiscal years 2020 and 2019.

Audit Fees.   The aggregate fees billed to the Company by Snodgrass for professional services rendered for the audit of the Company’s annual consolidated financial statements, review of the consolidated financial statements included in the Company’s annual report on Form 10-K and services that are normally provided by Snodgrass in connection with statutory and regulatory filings and engagements were $109,249 and $137,885 during fiscal 2020 and 2019, respectively.

Audit Related Fees.   The aggregate fees billed to the Company by Snodgrass for assurance and related services rendered that are reasonably related to the performance of the audit of and review of the consolidated financial statements and that are not already reported in “Audit Fees” above, were $16,508 and $16,375 during fiscal 2020 and 2019, respectively. These services were primarily related to the audits of the Company’s employee benefit plans.

Tax Fees.   The aggregate fees billed to the Company by Snodgrass for professional services rendered for tax compliance were $14,950 and $14,710 during fiscal 2020 and 2019, respectively.

Other Fees.   There were no aggregate fees billed to the Company by Snodgrass for other professional services rendered during fiscal 2020 and 2019, respectively.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Registered Public Accountants

The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the independent registered public accountants. These services may include audit services, audit-related services, tax services and other services. Pre-approval is provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. The Audit Committee has delegated pre-approval authority to its Chair when necessary, with subsequent reporting to the Audit Committee. The independent registered public accountants and management are required to report to the Audit Committee quarterly regarding the extent of services provided by the independent registered public accountants in accordance with this pre-approval policy, and the fees for the services performed to date.

PART IV

ITEM 15.Exhibits and Financial Statement Schedules

(a)(3)     Exhibits

2.1	Agreement and Plan of Merger, dated September 24, 2020, by and among Standard AVB Financial Corp., Dollar Mutual Bancorp, and Dollar Acquisition Sub, Inc.*
3.1	Articles of Incorporation of Standard AVB Financial Corp., as amended*
3.2	Amended and Restated Bylaws of Standard AVB Financial Corp., as amended*
4.1	Form of Common Stock Certificate of Standard AVB Financial Corp. *
4.6	Description of Standard AVB Financial Corp.’s Securities*
10.1	Employment Agreement by and between Timothy K. Zimmerman, Standard AVB Financial Corp. and Standard Bank, PaSB, effective January 25, 2018*
10.2	Employment Agreement by and between Andrew W. Hasley, Standard AVB Financial Corp. and Standard Bank, PaSB, effective January 25, 2018*
10.3	Employment Agreement by and between Susan A. Parente, Standard AVB Financial Corp. and Standard Bank, PaSB, effective January 25, 2018*
10.4	2012 Equity Incentive Plan*
10.5	Supplemental Executive Retirement Agreement by and between Standard Bank and Andrew W. Hasley*
10.6	Supplemental Executive Retirement Agreement by and between Standard Bank and Timothy K. Zimmerman*
10.7	Form of Change in Control Agreement for Certain executive offers*
10.8	Amendment to Employment Agreement by and between Timothy K. Zimmerman, Standard AVB Financial Corp. and Standard Bank, PaSB*
10.9	Amendment to Employment Agreement by and between Andrew W. Hasley, Standard AVB Financial Corp. and Standard Bank, PaSB*
10.10	Amendment to Supplemental Executive Retirement Agreement by and between Standard Bank and Andrew W. Hasley*
10.11	Amendment to Supplemental Executive Retirement Agreement by and between Standard Bank and Timothy K. Zimmerman*
10.12	Offer Letter and Cancellation Agreement, dated September 24, 2020, by and among Andrew W. Hasley, Standard AVB Financial Corp. and Standard Bank PaSB*
10.13	Offer Letter and Cancellation Agreement, dated September 24, 2020, by and among Timothy K. Zimmerman, Standard AVB Financial Corp. and Standard Bank, PaSB*
10.14	Offer Letter and Cancellation Agreement, dated September 24, 2020, by and among Susan A. Parente, Standard AVB Financial Corp. and Standard Bank, PaSB*
21	Subsidiaries of Registrant*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	iXBRL Instance Document*
101.SCH	iXBRL Taxonomy Extension Schema Document*
101.CAL	iXBRL Taxonomy Calculation Linkbase Document*
101.DEF	iXBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	iXBRL Taxonomy Label Linkbase Document*
101.PRE	iXBRL Taxonomy Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*Previously included with the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Standard AVB Financial Corp.

Date: April 29, 2021	By:	/s/ Andrew W. Hasley
Andrew W. Hasley
President and Chief Executive Officer
(Duly Authorized Representative)