Form 10-Q
period 2021-03-31
Standard AVB Financial Corp.
filed 2021-05-14
CIK 1492915

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐   NO ⌧

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☒  No ☐

As of May 11, 2021, the registrant had 4,773,716 shares of common stock, $0.01 par value per share, outstanding.

Standard AVB Financial Corp.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Standard AVB Financial Corp.

Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)

	March 31,
	2021	December 31,
	(unaudited)	2020
ASSETS
Cash on hand and due from banks	$3,575	$3,543
Interest-earning deposits in other institutions	85,735	46,970
Cash and Cash Equivalents	89,310	50,513
Investment securities available for sale, at fair value	88,386	89,953
Equity securities, at fair value	2,609	2,552
Mortgage-backed securities available for sale, at fair value	94,970	95,525
Certificate of deposit	249	249
Federal Home Loan Bank and other restricted stock, at cost	8,503	9,008
Loans receivable, net of allowance for loan losses of $7,979 and $7,841	711,407	734,752
Loans held for sale	886	371
Foreclosed real estate	329	488
Office properties and equipment, net	9,132	9,357
Bank-owned life insurance	25,074	24,934
Goodwill	25,836	25,836
Core deposit intangible	1,302	1,411
Accrued interest receivable and other assets	6,622	6,639
TOTAL ASSETS	$1,064,615	$1,051,588

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Demand and savings accounts	$628,524	$603,077
Time deposits	204,622	206,163
Total Deposits	833,146	809,240
Long-term borrowings	78,521	89,382
Securities sold under agreements to repurchase	3,629	3,597
Accrued interest payable and other liabilities	4,262	3,418
TOTAL LIABILITIES	919,558	905,637

Stockholders’ Equity
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value per share, 40,000,000 shares authorized, 4,773,716 and 4,773,995 shares issued and outstanding, respectively	48	48
Additional paid-in-capital	72,142	72,137
Retained earnings	74,035	72,938
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,379)	(1,379)
Accumulated other comprehensive income	211	2,207
TOTAL STOCKHOLDERS’ EQUITY	145,057	145,951
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,064,615	$1,051,588

See accompanying notes to the consolidated financial statements.

Standard AVB Financial Corp.

Consolidated Statements of Income

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Interest and Dividend Income
Loans, including fees	$7,575	$7,813
Mortgage-backed securities	301	463
Investments:
Taxable	74	114
Tax-exempt	513	415
Federal Home Loan Bank and other restricted stock	106	143
Interest-earning deposits and federal funds sold	13	88
Total Interest and Dividend Income	8,582	9,036

Interest Expense
Deposits	950	1,672
Long-term borrowings	423	531
Securities sold under agreements to repurchase	2	4
Total Interest Expense	1,375	2,207

Net Interest Income	7,207	6,829

Provision for Loan Losses	150	550

Net Interest Income after Provision for Loan Losses	7,057	6,279

Noninterest Income
Service charges	661	732
Earnings on bank-owned life insurance	140	138
Net gains on sales of securities	4	—
Net equity securities fair value adjustment gains (losses)	57	(674)
Net loan sale gains and referral fees	140	99
Investment management fees	115	220
Other income	53	20
Total Noninterest Income	1,170	535

Noninterest Expenses
Compensation and employee benefits	3,213	3,365
Data processing	186	188
Premises and occupancy costs	628	610
Automatic teller machine expense	137	146
Federal deposit insurance	67	(44)
Core deposit amortization	109	145
Merger expenses	151	—
Other operating expenses	1,085	1,100
Total Noninterest Expenses	5,576	5,510

Income before Income Tax Expense	2,651	1,304

Income Tax Expense
Federal	414	110
State	114	84
Total Income Tax Expense	528	194
Net Income	$2,123	$1,110
Earnings Per Share:
Basic earnings per common share	$0.46	$0.24
Diluted earnings per common share	$0.46	$0.24

Cash dividends paid per common share	$0.22	$0.22
Basic weighted average shares outstanding	4,639,890	4,544,408
Diluted weighted average shares outstanding	4,653,625	4,627,073

See accompanying notes to the consolidated financial statements.

Standard AVB Financial Corp.

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net Income	$2,123	$1,110

Other comprehensive loss:
Change in unrealized gain on securities available for sale	(2,533)	(475)
Tax effect	532	100
Reclassification adjustment for security gains realized in income	(4)	—
Tax effect	1	—
Change in pension obligation for defined benefit plan	10	3
Tax effect	(2)	(1)
Total other comprehensive loss	(1,996)	(373)

Total Comprehensive Income	$127	$737

See accompanying notes to the consolidated financial statements.

Standard AVB Financial Corp.

Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands, except per share data)

(Unaudited)

					Accumulated
		Additional		Unearned	Other	Total
	Common	Paid-In	Retained	ESOP	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Shares	Income	Equity
Three Months Ended:
Balance, December 31, 2020	$48	$72,137	$72,938	$(1,379)	$2,207	$145,951
Net income	—	—	2,123	—	—	2,123
Other comprehensive loss	—	—	—	—	(1,996)	(1,996)
Cash dividends ($0.22 per share)	—	—	(1,026)	—	—	(1,026)
Stock repurchases (279 shares)	—	(9)	—	—	—	(9)
Compensation expense on stock awards	—	14	—	—	—	14
Balance, March 31, 2021	$48	$72,142	$74,035	$(1,379)	$211	$145,057

Balance, December 31, 2019	$47	$72,155	$70,037	$(1,533)	$1,142	$141,848
Net income	—	—	1,110	—	—	1,110
Other comprehensive loss	—	—	—	—	(373)	(373)
Stock repurchases (49,500 shares)	—	(1,197)	—	—	—	(1,197)
Cash dividends ($0.22 per share)	—	—	(1,007)	—	—	(1,007)
Stock options exercised (13,442 shares)	—	242	—	—	—	242
Compensation expense on stock awards	—	27	—	—	—	27
Compensation expense on ESOP	—	61	—	39	—	100
Balance, March 31, 2020	$47	$71,288	$70,140	$(1,494)	$769	$140,750

See accompanying notes to the consolidated financial statements.

Standard AVB Financial Corp.

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash Flows From Operating Activities
Net income	$2,123	$1,110
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	989	520
Provision for loan losses	150	550
Amortization of core deposit intangible	109	145
Net gain on sale of securities available for sale	(4)	—
Net equity securities fair value adjustment (gains) losses	(57)	674
Net gain on sale of foreclosed real estate	(23)	—
Origination of loans held for sale	(5,776)	(5,571)
Proceeds from sale of loans held for sale	5,387	5,932
Net loan sale gains and referral fees	(140)	(99)
Compensation expense on ESOP	—	100
Compensation expense on stock awards	14	27
Deferred income taxes	71	(95)
Increase in accrued interest receivable	(29)	(42)
Earnings on bank-owned life insurance	(140)	(138)
Decrease in accrued interest payable	(16)	(56)
Other, net	770	(731)
Net Cash Provided by Operating Activities	3,428	2,326
Cash Flows Used In Investing Activities
Net decrease in loans	22,742	2,334
Purchases of investment securities	(6,807)	(4,146)
Purchases of mortgage-backed securities	(14,507)	(1,531)
Proceeds from maturities/principal repayments/calls of investment securities	7,455	9,145
Proceeds from maturities/principal repayments/calls of mortgage-backed securities	8,127	6,601
Proceeds from sales of mortgage-backed securities	5,678	—
Purchase of Federal Home Loan Bank stock	(206)	(1,120)
Redemption of Federal Home Loan Bank stock	711	456
Proceeds from sales of foreclosed real estate	203	—
Purchase of bank-owned life insurance	—	(1,000)
Net additions of office properties and equipment	(51)	(65)
Net Cash Provided by Investing Activities	23,345	10,674
Cash Flows From Financing Activities
Net increase in demand and savings accounts	25,447	4,509
Net decrease in time deposits	(1,541)	(9,399)
Net increase in securities sold under agreements to repurchase	32	270
Repayments of Federal Home Loan Bank advances	(10,774)	(11,530)
Proceeds from Federal Home Loan Bank advances	—	25,000
Lease liability payments	(105)	(89)
Exercise of stock options	—	242
Dividends paid	(1,026)	(1,007)
Stock repurchases	(9)	(1,197)
Net Cash Provided by Financing Activities	12,024	6,799
Net Increase in Cash and Cash Equivalents	38,797	19,799
Cash and Cash Equivalents - Beginning	50,513	32,427
Cash and Cash Equivalents - Ending	$89,310	$52,226
Supplementary Cash Flows Information:
Interest paid	$1,391	$2,263
Income taxes paid	$45	$163
Investment securities purchased not settled	$641	$477
Loans transferred to foreclosed real estate	$22	$85

See accompanying notes to the consolidated financial statements.

STANDARD AVB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
March 31, 2021

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

(2) Basis of Presentation

The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles in the United States. All adjustments (consisting of normal recurring adjustments), which, in the opinion of management are necessary for a fair presentation of the financial statements and to make the financial statements not misleading have been included. The unaudited consolidated financial statements and other financial information contained in this quarterly report on Form 10-Q should be read in conjunction with the audited financial statements of Standard AVB Financial Corp. at and for the year ended December 31, 2020 contained in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2021. The results for the three month period ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any future interim period. Certain amounts in the 2020 financial statements have been reclassified to conform to the 2021 presentation format. These reclassifications had no effect on stockholders’ equity or net income.

(3) Proposed Merger with Dollar

On September 25, 2020 the Company, and Dollar Mutual Bancorp (“Dollar”) announced they had entered into a definitive agreement under which Dollar will acquire the Company in an all cash transaction valued at approximately $158 million. The Company’s stockholders will receive $33.00 for each share of Company common stock that they own. The transaction was approved by the Company’s stockholders on January 19, 2021 and all necessary regulatory approvals and waivers have been received. The parties expect that the proposed merger will be completed after market hours on May 28, 2021, pending the satisfaction or waiver of customary closing conditions. However, it is possible that factors outside the control of both companies could result in the merger being completed at a different time or not at all. In connection with the acquisition, the Company had incurred $151,000 ($121,000 after tax) of merger-related expenses for the three months ended March 31, 2021, primarily legal costs, which are included in the Consolidated Statements of Income.

(4) Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The following table sets forth the computation of basic and diluted EPS for the three months ended March 31, 2021 and March 31, 2020 (dollars in thousands, except per share data):

STANDARD AVB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
March 31, 2021

	Three Months Ended March 31,
	2021	2020
Net income available to common stockholders	$2,123	$1,110

Basic EPS:
Weighted average shares outstanding	4,639,890	4,544,408
Basic EPS	$0.46	$0.24

Diluted EPS:
Weighted average shares outstanding	4,639,890	4,544,408
Dilutive effect of common stock equivalents	13,735	82,665
Total diluted weighted average shares outstanding	4,653,625	4,627,073
Diluted EPS	$0.46	$0.24

Options to purchase 29,790 and 234,339 shares of common stock were outstanding as of March 31, 2021 and March 31, 2020 respectively, with an average exercise price of $16.50 and $17.02, respectively. There were no anti-dilutive shares as of March 31, 2021 or March 31, 2020.

As of March 31, 2021 and March 31, 2020, there were 3,140 and 8,297 shares of outstanding restricted stock, respectively, that were not fully vested and were taken into consideration in the computation of both basic and diluted earnings per common share.

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
March 31, 2021

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
March 31, 2021

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
March 31, 2021

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

(6) Investment Securities

Investment securities available for sale at March 31, 2021 and December 31, 2020 were as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2021:
U.S. government and agency obligations due:
Beyond 1 year but within 5 years	$3,000	$—	$(33)	$2,967
Beyond 5 year but within 10 years	3,000	—	(71)	2,929
Corporate bonds due:
Beyond 1 year but within 5 years	3,978	210	—	4,188
Beyond 5 years but within 10 years	1,125	—	(31)	1,094
Municipal obligations due:
Within 1 year	3,223	71	—	3,294
Beyond 1 year but within 5 years	1,665	47	—	1,712
Beyond 5 years but within 10 years	16,297	357	(44)	16,610
Beyond 10 years	55,543	597	(548)	55,592
	$87,831	$1,282	$(727)	$88,386

December 31, 2020:
U.S. government and agency obligations due:
Beyond 1 year but within 5 years	$1,000	$2	$—	$1,002
Beyond 5 year but within 10 years	3,000	5	—	3,005
Corporate bonds due:
Within 1 year	1,000	—	—	1,000
Beyond 1 year but within 5 years	3,975	255	—	4,230
Municipal obligations due:
Within 1 year	4,657	107	—	4,764
Beyond 1 year but within 5 years	1,640	53	—	1,693
Beyond 5 years but within 10 years	18,571	525	—	19,096
Beyond 10 years	54,009	1,177	(23)	55,163
	$87,852	$2,124	$(23)	$89,953

There were no sales of investment securities during the three months ended March 31, 2021 or March 31, 2020, respectively.

Investment securities with a carrying value of $11.4 million were pledged to secure repurchase agreements and public funds accounts at both March 31, 2021 and December 31, 2020, respectively.

STANDARD AVB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
March 31, 2021

The following table presents the fair value and gross unrealized losses on investment securities and the length of time that the securities have been in a continuous unrealized loss position at March 31, 2021 and December 31, 2020 (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2021:
U.S. government and agency obligations	$5,896	$(104)	$—	$—	$5,896	$(104)
Corporate bonds	1,094	(31)	—	—	1,094	(31)
Municipal obligations	31,631	(592)	—	—	$31,631	$(592)
Total	$38,621	$(727)	$—	$—	$38,621	$(727)

December 31, 2020:
Municipal obligations	$5,619	$(23)	$—	$—	$5,619	$(23)
Total	$5,619	$(23)	$—	$—	$5,619	$(23)

At March 31, 2021, the Company held 66 investment securities in an unrealized loss position. The decline in the fair value of these securities resulted primarily from interest rate fluctuations. There were no potential credit concerns identified with regard to the municipal obligations as of March 31, 2021. The Company does not intend to sell these securities nor is it more likely than not that the Company would be required to sell these securities before their anticipated recovery. Additionally, the Company believes the collection of the investment principal and related interest is probable. Based on the above, the Company considers all of the unrealized losses to be temporary impairment losses.

(7) Equity Securities

The following table presents the net gains and losses on equity investments recognized in earnings during the three months ended March 31, 2021 and March 31, 2020, and the portion of unrealized gains and losses for those periods that relate to equity investments held (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Net equity securities fair value adjustment gains (losses)	$57	$(674)
Net gains realized on the sale of equity securities during the period	—	—
Gains (losses) recognized on equity securities during the period	$57	$(674)

There were no sales of equity securities during the three months ended March 31, 2021 or March 31, 2020, respectively.

STANDARD AVB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
March 31, 2021

(8) Mortgage-Backed Securities

Mortgage-backed securities available for sale at March 31, 2021 and December 31, 2020 were as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2021:
Government pass-throughs:
Ginnie Mae	$14,305	$325	$(5)	$14,625
Fannie Mae	36,341	385	(382)	36,344
Freddie Mac	18,326	276	(156)	18,446
Private pass-throughs	16,501	9	(188)	16,322
Collateralized mortgage obligations	9,225	119	(111)	9,233
	$94,698	$1,114	$(842)	$94,970

December 31, 2020:
Government pass-throughs:
Ginnie Mae	$20,079	$432	$(16)	$20,495
Fannie Mae	24,051	601	(99)	24,553
Freddie Mac	21,317	357	(50)	21,624
Private pass-throughs	17,528	55	(212)	17,371
Collateralized mortgage obligations	11,287	209	(14)	11,482
	$94,262	$1,654	$(391)	$95,525

Private pass-throughs include Small Business Administration (“SBA”) securities that are each an aggregation of SBA guaranteed portions of loans made by SBA lenders under section 7(a) of the Small Business Act. The guaranty is backed by the full faith and credit of the United States.

For the three months ended March 31, 2021, gains on the sale of mortgage-backed securities were $43,000, losses were $39,000 and proceeds from such sales were $5.7 million. There were no sales of mortgage-backed securities during the three months ended March 31, 2020.

STANDARD AVB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
March 31, 2021

The amortized cost and fair value of mortgage-backed securities at March 31, 2021, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to repay obligations with or without prepayment penalties (dollars in thousands):

	Amortized Cost	Fair Value
Due after one year through five years	$765	777
Due after five years through ten years	3,907	3,904
Due after ten years	90,026	90,289
Total Mortgage-Backed Securities	$94,698	$94,970

The following table presents the fair value and gross unrealized losses on mortgage-backed securities and the length of time that the securities have been in a continuous unrealized loss position at March 31, 2021 and December 31, 2020 (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2021:
Government pass-throughs:
Ginnie Mae	$—	$—	$807	$(5)	$807	$(5)
Fannie Mae	25,332	(382)	—	—	25,332	(382)
Freddie Mac	11,974	(156)	—	—	11,974	(156)
Private pass-throughs	—	—	14,821	(188)	14,821	(188)
Collateralized mortgage obligations	5,122	(111)	—	—	5,122	(111)
Total	$42,428	$(649)	$15,628	$(193)	$58,056	$(842)

December 31, 2020:
Government pass-throughs:
Ginnie Mae	$2,629	$(15)	$462	$(1)	$3,091	$(16)
Fannie Mae	7,062	(99)	—	—	7,062	(99)
Freddie Mac	7,543	(50)	—	—	7,543	(50)
Private pass-throughs	—	—	15,539	(212)	15,539	(212)
Collateralized mortgage obligations	5,944	(14)	—	—	5,944	(14)
Total	$23,178	$(178)	$16,001	$(213)	$39,179	$(391)

At March 31, 2021, the Company held 21 mortgage-backed securities in an unrealized loss position. The decline in the fair value of these securities resulted primarily from interest rate fluctuations. The Company does not intend to sell these securities nor is it more likely than not that the Company would be required to sell these securities before their anticipated recovery. Additionally, the Company believes the collection of the investment principal and related interest is probable. Based on the above, the Company considers all of the unrealized loss to be temporary impairment loss.

Mortgage-backed securities with a carrying value of $15.3 million and $17.0 million were pledged to secure repurchase agreements and public funds accounts at March 31, 2021 and December 31, 2020, respectively.

STANDARD AVB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
March 31, 2021

(9) Loans Receivable and Related Allowance for Loan Losses

The following table summarizes the primary segments of the loan portfolio by the amounts collectively evaluated for impairment and the amounts individually evaluated for impairment, and the related allowance for loan losses, as of March 31, 2021 and December 31, 2020 (dollars in thousands):

	Real Estate Loans
	One-to-four-	Commercial	Home
	family	Real Estate	Equity Loans
	Residential and	and	and Lines	Commercial	Other
	Construction	Construction	of Credit	Business	Loans	Total
March 31, 2021:
Collectively evaluated for impairment	$179,776	$374,502	$91,163	$69,827	$449	$715,717
Individually evaluated for impairment	—	3,051	—	618	—	3,669
Total loans before allowance for loan losses	$179,776	$377,553	$91,163	$70,445	$449	$719,386

December 31, 2020:
Collectively evaluated for impairment	$192,402	$372,558	$96,116	$77,332	$504	$738,912
Individually evaluated for impairment	—	3,063	—	618	—	3,681
Total loans before allowance for loan losses	$192,402	$375,621	$96,116	$77,950	$504	$742,593

Total loans at March 31, 2021 and December 31, 2020 were net of deferred loan fees of $1.2 million and $1.3 million, respectively.

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

STANDARD AVB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
March 31, 2021

The following table provides additional information with respect to the Company’s commercial real estate and construction and commercial business loans by industry sector at March 31, 2021 (dollars in thousands):

Type of Loan (1)	Number of Loans	Balance
Real Estate Rental and Leasing	1,287	$310,788
Construction	142	26,075
Accommodation and Food Services	71	22,408
Health Care and Social Assistance	104	14,224
Other Services (except Public Administration)	131	14,100
Retail Trade	78	13,137
Professional, Scientific, and Technical Services	132	8,270
Manufacturing	37	7,171
Public Administration	50	6,567
Wholesale Trade	54	6,096
Other	203	19,162
Total	2,289	$447,998

_______________________________________

(1)  Loan types are based on the North American Industry Classification System (NAICS).

As of March 31, 2021, the real estate rental and leasing sector included the following industry categories:

Detail of Real Estate Rental and Leasing	Number of Loans	Balance
Lessors of Residential Buildings and Dwellings	938	$163,066
Lessors of Nonresidential Buildings	214	109,601
Other Activities Related to Real Estate	43	11,793
Other General Government Support	18	6,547
Lessors of Mini Warehouses and Self-Storage Units	17	6,155
Lessors of Other Real Estate Property	13	5,263
Real Estate Property Managers	12	2,786
All Other Real Estate Rental and Leasing	32	5,577
Total	1,287	$310,788

The Company’s primary business activity is with customers located within its local market area. Although the Company has a diversified loan portfolio, loans outstanding to individuals and businesses are dependent upon the local economic conditions in its immediate market area. It is anticipated that certain industries will continue to suffer losses as a result of the COVID-19 pandemic. At March 31, 2021, the Company’s largest commercial loan concentrations are to the lessors of residential properties and the lessors of nonresidential properties representing 36.4% and 24.5% of the commercial loan portfolio, respectively. The construction portfolio is very well diversified with no exposure in any NAICS above $4.8 million. Additionally, the Bank had approximately $15.7 million in hotel and motel loans and $5.9 million in restaurant loans at March 31, 2021. Included in the hotel and motel and restaurant loans were $362,000 and $2.4 million of PPP loans, respectively.

The Company is a qualified SBA lender and was automatically authorized to originate PPP loans.  The initial PPP loan program closed on August 8, 2020.  The Company is continuing to work with customers to submit the required information to the SBA in order to receive the maximum amount of loan forgiveness on those loans.  To date, the Company has received loan forgiveness on 165 loans totaling over $18.0 million out of the 428 loans totaling over $42.0 million approved under the first round of the PPP program.  On December 27, 2020, an additional round of PPP funding was established.  The Company is continuing to participate in the program, which opened mid-January for new loan applications and remains open through May 31, 2021.  The Company has processed 93 applications totaling over $8.1 million under the second round of the PPP program.

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
March 31, 2021

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

Consistent with accounting and regulatory guidance, the Company recognizes a TDR when a borrower is experiencing financial difficulties and the Bank, for economic or legal reasons related to a borrower's financial difficulties, grants a concession to the borrower that would not normally be considered. Regardless of the form of concession granted, the Company's objective in offering a TDR is to increase the probability of repayment of the borrower's loan. The Company did not modify any loans as TDRs during the three months ended March 31, 2021 or March 31, 2020. As of March 31, 2021, all TDRs were performing in accordance with their modified terms and are included in the impaired loan table below.

STANDARD AVB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
March 31, 2021

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary at March 31, 2021 and December 31, 2020 (dollars in thousands):

			Impaired Loans
	Impaired Loans With		Without
	Allowance		Allowance	Total Impaired Loans
	Recorded	Related	Recorded	Recorded	Unpaid Principal
	Investment	Allowance	Investment	Investment	Balance
March 31, 2021:
Commercial real estate and construction	$853	$346	$2,198	$3,051	$3,071
Commercial business	618	251	—	618	633
Total impaired loans	$1,471	$597	$2,198	$3,669	$3,704

December 31, 2020:
Commercial real estate and construction	$853	$256	$2,210	$3,063	$3,063
Commercial business	618	186	—	618	618
Total impaired loans	$1,471	$442	$2,210	$3,681	$3,681

The following table presents the average recorded investment in impaired loans and related interest income recognized for the three months ended March 31, 2021 and March 31, 2020 (dollars in thousands):

	For the Three Months Ended March 31,
	2021	2020
Average investment in impaired loans:
Commercial real estate and construction	$3,057	$834
Commercial business	618	605
	$3,675	$1,439
Interest income recognized on impaired loans	$22	$18

The Company has elected to follow the loan modification guidance under Section 4013 of the CARES Act with regard to COVID-19 modifications made between March 1, 2020 and the earlier of either January 1, 2022 or the 60th day after the end of the COVID-19 national emergency. Under that guidance, any loan modification that is done as a result of COVID-19 for a loan that was not more than 30 days past due as of December 31, 2019, will not be categorized as a TDR. The Company has developed loan payment deferral programs to provide assistance to both individuals and small business clients directly impacted by the COVID-19 pandemic. As of March 31, 2021, the Bank had existing payment deferrals for eight commercial loans totaling $9.2 million and five consumer loans totaling $1.0 million as a result of COVID-19. All of these loans were initially provided a deferral period of 90 days and, if necessary, additional deferral periods were provided upon request. The Company remains fully committed to serving its customers and communities through this uncertain time.

STANDARD AVB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
March 31, 2021

The following table provides additional information with respect to the loans modified under Section 4013 of the CARES Act in the Company’s loan portfolio at March 31, 2021 (dollars in thousands):

			Weighted Average
Type of Loan	Number of Loans	Balance	Interest Rate
One-to-four family and residential and construction	5	$1,007	3.78%
Commercial real estate and construction	7	8,229	4.31%
Commercial business	1	954	4.62%
Total	13	$10,190	4.29%

Included in the commercial real estate and construction modifications were two hotel and motel loans totaling $3.6 million.

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

STANDARD AVB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
March 31, 2021

The following table presents the classes of the loan portfolio summarized by the aggregate Pass rating and the criticized categories of Special Mention, Substandard and Doubtful within the Company’s internal risk rating system as of March 31, 2021 and December 31, 2020 (dollars in thousands):

		Special
	Pass	Mention	Substandard	Doubtful	Total
March 31, 2021:
Real estate loans:
One-to-four-family residential and construction	$177,955	$—	1,821	$—	$179,776
Commercial real estate and construction	362,921	11,129	3,503	—	377,553
Home equity loans and lines of credit	90,939	54	170	—	91,163
Commercial business loans	69,384	384	677	—	70,445
Other loans	449	—	—	—	449
Total	$701,648	$11,567	$6,171	$—	$719,386

December 31, 2020:
Real estate loans:
One-to-four-family residential and construction	$190,491	$—	1,911	$—	$192,402
Commercial real estate and construction	361,961	10,020	3,640	—	375,621
Home equity loans and lines of credit	95,888	55	173	—	96,116
Commercial business loans	76,852	415	683	—	77,950
Other loans	502	—	2	—	504
Total	$725,694	$10,490	$6,409	$—	$742,593

STANDARD AVB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
March 31, 2021

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due based on the loans’ contractual due dates. Management considers nonperforming loans to be those loans that are past due 90 days or more and are still accruing as well as all nonaccrual loans. The following table presents the segments of the loan portfolio summarized by the past due status of the loans as of March 31, 2021 and December 31, 2020 (dollars in thousands):

	30‑59 Days	60‑89 Days	90 days	Total		Total	90 Days Past
	Past Due	Past Due	or Greater	Past Due	Current	Loans	Due & Accruing
March 31, 2021:
Real estate loans:
One-to-four-family residential and construction	$618	$—	$878	$1,496	$178,280	$179,776	$—
Commercial real estate and construction	203	—	1,070	1,273	376,280	377,553	—
Home equity loans and lines of credit	120	34	54	208	90,955	91,163	—
Commercial business loans	44	9	—	53	70,392	70,445	—
Other loans	—	—	—	—	449	449	—
Total	$985	$43	$2,002	$3,030	$716,356	$719,386	$—

December 31, 2020:
Real estate loans:
One-to-four-family residential and construction	$698	$454	$1,046	$2,198	$190,204	$192,402	$—
Commercial real estate and construction	188	—	1,161	1,349	374,272	375,621	—
Home equity loans and lines of credit	73	56	49	178	95,938	96,116	—
Commercial business loans	326	—	—	326	77,624	77,950	—
Other loans	—	—	2	2	502	504	—
Total	$1,285	$510	$2,258	$4,053	$738,540	$742,593	$—

The following table presents nonaccrual loans summarized by the loan portfolio segments as of March 31, 2021 and December 31, 2020 (dollars in thousands):

	March 31,	December 31,
	2021	2020
Real estate loans:
One-to-four-family residential and construction	$1,759	$1,911
Commercial real estate and construction	2,031	2,196
Home equity loans and lines of credit	171	173
Commercial business loans	677	683
Other loans	—	2
Total	$4,638	$4,965

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
March 31, 2021

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

During the three months ended March 31, 2021, there was (1) an increase in the provision for the one-to-four family residential and construction loan class primarily due to increases in the qualitative factors related to the percentage change in both loan balances and the volume and severity of past due loans compared to the previous quarter; (2) a decrease in the provision for the commercial real estate and construction loan class primarily due to decreases in the qualitative factors related to the changes in loan balances, the volume and severity of past due loans and loan concentrations partially offset by additional reserves established for the hotel loan segment and impaired loans; (3) an increase in the provision for the commercial business loan class primarily due to an increase in the qualitative factor related to the percentage change in loan balances compared to the prior quarter partially offset by a decrease in the qualitative factor related to balance changes in loan concentrations; (4) an increase in the provision for the home equity loans and lines of credit loan class primarily due to an increase in the qualitative factor related to the percentage changes in loan balances during the period.

The following tables summarize the activity in the primary segments of the ALL for the three months ended March 31, 2021 and March 31, 2020 as well as the allowance required for loans individually and collectively evaluated for impairment as of March 31, 2021 and December 31, 2020 (dollars in thousands):

	Real Estate Loans
	One-to-four-	Commercial	Home
	family	Real Estate	Equity Loans
	Residential and	and	and Lines	Commercial	Other
	Construction	Construction	of Credit	Business	Loans	Total
Three Months Ended :
Balance December 31, 2020	$206	$6,990	$191	$451	$3	$7,841
Charge-offs	(12)	—	—	—	(3)	(15)
Recoveries	—	—	—	—	3	3
Provision	298	(314)	66	100	—	150
Balance March 31, 2021	$492	$6,676	$257	$551	$3	$7,979

Balance at December 31, 2019	$721	$3,313	$310	$534	$4	$4,882
Charge-offs	—	—	(13)	(38)	(2)	(53)
Recoveries	2	1	—	1	—	4
Provision	646	(205)	57	50	2	550
Balance at March 31, 2020	$1,369	$3,109	$354	$547	$4	$5,383

STANDARD AVB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
March 31, 2021

	Real Estate Loans
	One-to-four-	Commercial	Home
	family	Real Estate	Equity Loans
	Residential and	and	and Lines	Commercial	Other
	Construction	Construction	of Credit	Business	Loans	Total
Evaluated for Impairment:
Collectively	$492	$6,330	$257	$300	$3	$7,382
Individually	—	346	—	251	—	597
Balance at March 31, 2021	$492	$6,676	$257	$551	$3	$7,979

Evaluated for Impairment:
Collectively	$206	$6,734	$191	$265	$3	$7,399
Individually	—	256	—	186	—	442
Balance at December 31, 2020	$206	$6,990	$191	$451	$3	$7,841

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

(10) Foreclosed Assets Held For Sale

Foreclosed assets acquired in the settlement of loans are carried at fair value less estimated costs to sell and are included in foreclosed real estate on the Consolidated Statements of Financial Condition. As of March 31, 2021, included within the foreclosed assets were two residential properties. As of December 31, 2020, included within the foreclosed assets were three residential properties. Additionally, the Company had initiated formal foreclosure procedures totaling $718,000 in one-to-four family residential loans and $869,000 in commercial real estate loans as of March 31, 2021.

(11) Stock Based Compensation

The Company currently has two stock plans that allow for the issuance of stock based compensation, the Allegheny Valley Bancorp, Inc. 2011 Stock Incentive Plan (the “2011 Plan”) and the Standard Financial Corp. 2012 Equity Incentive Plan (the “2012 Plan”). On February 5, 2020, 3,058 shares of restricted stock were awarded to directors out of the 2011 Plan. The awards vested on December 31, 2020 and the related compensation expense was recognized straight line over the 11 month vesting period. On March 10, 2020, 3,295 shares of restricted stock were awarded to employees out of the 2011 Plan. The awards become 1/3 vested annually on the grant date for each of the next 3 years and the related compensation expense is being recognized using the straight line method over the vesting period. On March 12, 2019, 2,727 shares of restricted stock were awarded to employees out of the 2011 Plan. The awards vest over 34 months and the related compensation expense is being recognized using the straight line method over the vesting period. At March 31, 2021, there were 66,235 and 101,144 shares available to be issued under the 2011 Plan and the 2012 Plan, respectively.

STANDARD AVB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
March 31, 2021

The following table summarizes transactions regarding restricted stock under the Plans:

		Weighted
		Average
	Number of	Grant Date
	Restricted	Price Per
	Shares	Share
Non-vested shares at December 31, 2020	4,202	$26.73
Granted	—	—
Vested	(1,062)	26.17
Forfeited	—	—
Non-vested shares at March 31, 2021	3,140	$26.92

Compensation expense recorded on restricted stock grants of $14,000 and $27,000 was recorded during the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, there was $76,000 of unrecognized compensation expense that will be recognized over the remaining vesting periods.

The following table summarizes transactions regarding the stock options under the Plans:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Options	Price	Contractual Term
Outstanding at December 31, 2020	31,871	$16.73	1.47
Granted	—	—
Exercised	—	—
Expired	(2,081)	$20.02
Forfeited	—	—
Outstanding at March 31, 2021	29,790	$16.50	1.32
Exercisable at March 31, 2021	29,790	$16.50

For both the three months ended March 31, 2021 and March 31, 2020, there was no compensation expense related to stock options. As of March 31, 2021, all outstanding stock options were fully vested and there was no unrecognized compensation expense.

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

Compensation expense is equal to the fair value of the shares committed to be released and unallocated ESOP shares are excluded from outstanding shares for purposes of computing earnings per share. There is no 2021 share release anticipated due to the pending merger and termination of the ESOP plan.  As such, there was no compensation expense related to the ESOP recognized during the three months ended March 31, 2021. During the three months ended March 31, 2020, compensation expense related to the ESOP was $100,000. Dividends on unallocated shares are not treated as ordinary dividends but are instead used to repay the ESOP loan and recorded as compensation expense.

STANDARD AVB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
March 31, 2021

As of March 31, 2021, the ESOP held a total of 238,554 shares of the Company’s stock. Of the 238,554 shares, there were 130,093 unallocated as of March 31, 2021 with a fair market value of $4.2 million.

(13) Pension Information

The Company sponsors a pension plan which is a noncontributory defined benefit retirement plan. Effective August 1, 2005, the annual benefit provided to employees under this defined benefit pension plan was frozen by the Bank. Freezing the plan eliminated all future benefit accruals; however, the accrued benefit as of August 1, 2005 remained.

The net periodic pension benefit for the three months ended March 31, 2021 and March 31, 2020 was as follows (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Interest Cost	$21	$25
Expected return on plan assets	(32)	(32)
Amortization of net loss	10	3
Net periodic pension benefit	$(1)	$(4)

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
March 31, 2021

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

On a quarterly basis, management reviews the pricing information received from the Company’s third-party pricing service. This review process includes a comparison to non-binding third-party broker quotes, as well as a review of market-related conditions impacting the information provided by the Company’s third-party pricing service. Management primarily identifies investment securities which may have traded in illiquid or inactive markets by identifying instances of a significant decrease in the volume or frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets. Securities that are deemed to have been trading in illiquid or inactive markets may require the use of significant unobservable inputs. As of March 31, 2021 and December 31, 2020, management did not make adjustments to prices provided by the third-party pricing service as a result of illiquid or inactive markets. On a quarterly basis, management also reviews a sample of securities priced by the Company’s third-party pricing service to review significant assumptions and valuation methodologies used. Based on this review, management determines whether the current placement of the security in the fair value hierarchy is appropriate or whether transfers may be warranted.

The following table presents the assets measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 by level within the fair value hierarchy (dollars in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2021:
Investment securities available for sale:
U.S. government and agency obligations	$—	$5,896	$—	$5,896
Corporate bonds	—	5,282	—	5,282
Municipal obligations	—	77,208	—	77,208
Total investment securities available for sale	—	88,386	—	88,386
Equity securities	2,609	—	—	2,609
Mortgage-backed securities available for sale	—	94,970	—	94,970
Total recurring fair value measurements	$2,609	$183,356	$—	$185,965

December 31, 2020:
Investment securities available for sale:
U.S. government and agency obligations	$—	$4,007	$—	$4,007
Corporate bonds	—	5,230	—	5,230
Municipal obligations	—	80,716	—	80,716
Total investment securities available for sale	—	89,953	—	89,953
Equity securities	2,552	—	—	2,552
Mortgage-backed securities available for sale	—	95,525	—	95,525
Total recurring fair value measurements	$2,552	$185,478	$—	$188,030

STANDARD AVB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
March 31, 2021

Assets Measured at Fair Value on a Nonrecurring Basis

The following table presents the assets measured at fair value on a nonrecurring basis as of March 31, 2021 and December 31, 2020 by level within the fair value hierarchy (dollars in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2021:
Impaired loans	—	—	874	874
Mortgage servicing rights	—	—	646	646
Total nonrecurring fair value measurements	$—	$—	$1,520	$1,520

December 31, 2020:
Foreclosed real estate	$—	$—	$158	$158
Impaired loans	—	—	1,029	1,029
Mortgage servicing rights	—	—	698	698
Total nonrecurring fair value measurements	$—	$—	$1,885	$1,885

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Company uses Level 3 inputs to determine fair value (dollars in thousands):

			Quantitative Information about Level 3 Fair Value Measurements
	March 31,	December 31,	Valuation	Unobservable
	2021	2020	Techniques	Input	Range
Foreclosed real estate	$—	$158	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 30%
			Liquidation expenses (2)
Impaired loans	$874	$1,029	Fair value of collateral (1), (3)	Appraisal adjustments (2)	0% to 30%
				Liquidation expenses (2)
Mortgage servicing rights	$646	$698	Discounted cash flow method	Discount rate
				Constant prepayment rates
(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
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

STANDARD AVB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
March 31, 2021

The following table presents the carrying value, estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments not required to be carried at fair value as of March 31, 2021 and December 31, 2020 (dollars in thousands):

	Carrying	Estimated
	Value (1)	Fair Value	Level 1	Level 2	Level 3
March 31, 2021:
Financial Instruments - Assets:
Loans receivable	$711,407	$718,891	$—	$—	$718,891

Financial Instruments - Liabilities:
Demand and savings accounts	$628,524	$628,524	$628,524	$—	$—
Time deposits	204,622	207,937	—	—	207,937
Long-term borrowings	78,521	80,360	—	—	80,360

December 31, 2020:
Financial Instruments - Assets:
Loans receivable	$734,752	$737,782	$—	$—	$737,782

Financial Instruments - Liabilities:
Demand and savings accounts	$603,077	$603,077	$603,077	$—	$—
Time deposits	206,163	210,892	—	—	210,892
Long-term borrowings	89,382	92,259	—	—	92,259
(1)	The financial instrument is carried at amortized cost.

(15) Accumulated Other Comprehensive Income

The following tables present the significant amounts reclassified out of accumulated other comprehensive income and the changes in accumulated other comprehensive income by component for the three months ended March 31, 2021 and March 31, 2020 (dollars in thousands):

	Unrealized Gains	Unrecognized
	on Available for Sale	Pension
	Securities	Costs	Total
Balance as of December 31, 2020	$2,657	$(450)	$2,207
Other comprehensive loss before reclassification	(2,001)	—	(2,001)
Amount reclassified from accumulated other comprehensive loss	(3)	8	5
Total other comprehensive loss	(2,004)	8	(1,996)
Balance as of March 31, 2021	$653	$(442)	$211

Balance as of December 31, 2019	$1,386	$(244)	$1,142
Other comprehensive loss before reclassification	(375)	—	(375)
Amount reclassified from accumulated other comprehensive loss	—	2	2
Total other comprehensive loss	(375)	2	(373)
Balance as of March 31, 2020	$1,011	$(242)	$769

STANDARD AVB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
March 31, 2021

	Amount Reclassified
	from Accumulated	Affected Line on
	Other Comprehensive	the Consolidated
	Income (Loss) (a)	Statements of Income
Three Months Ended March 31, 2021:
Unrealized gains on available for sale securities	$4	Net gains on sales of securities
	(1)	Income tax expense
	$3	Net of tax
Amortization of defined benefit items:
Actuarial loss	$(10)	Other operating expenses
	2	Income tax expense
	$(8)	Net of tax
Total reclassification for the period	$(5)	Net income

Three Months Ended March 31, 2020:
Amortization of defined benefit items:
Actuarial loss	$(3)	Other operating expenses
	1	Income tax expense
	$(2)	Net of tax
Total reclassification for the period	$(2)	Net income

(a) Amounts in parentheses indicate debits to net income

(16) Revenue Recognition

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2021 and March 31, 2020 (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Noninterest income
In scope of Topic 606:
Service charges	$632	$714
Investment management fees	115	220
Noninterest income (in-scope of Topic 606)	747	934
Noninterest income (out-of-scope of Topic 606)	423	(399)
Total noninterest income	$1,170	$535

(17) Goodwill and Other Intangibles

The Company has recorded goodwill associated with mergers totaling $25.8 million. Goodwill is not amortized, but is periodically evaluated for impairment. The Company did not recognize any impairment during either of the three months ended March 31, 2021 or March 31, 2020.

Identifiable intangibles are amortized to their estimated residual values over the expected useful lives of such assets. The balance of the core deposit intangible at March 31, 2021 was $1.3 million net of $2.8 million of accumulated amortization as of that date.

STANDARD AVB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
March 31, 2021

As of March 31, 2021, the estimated future amortization expense for the core deposit intangible was (dollars in thousands):

2021	$244
2022	326
2023	326
2024	325
2025	81
$1,302

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides further detail on the financial condition and results of operations of the Company. This section should be read in conjunction with the Notes to Consolidated Financial Statements (Unaudited) presented elsewhere in this Quarterly Report on Form 10-Q.

The Company’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of March 31, 2021 have remained unchanged from the disclosures presented in the Company’s audited financial statements for the year ended December 31, 2020 contained in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2021.

Standard AVB Financial Corp. is a Maryland corporation that provides a wide array of retail and commercial financial products and services to individuals, families and businesses through 17 banking offices located in the Pennsylvania counties of Allegheny, Westmoreland and Bedford and Allegany County, Maryland through its wholly-owned subsidiary Standard Bank.

Proposed Merger with Dollar

On September 25, 2020 the Company, and Dollar announced they had entered into a definitive agreement under which Dollar will acquire the Company in an all cash transaction valued at approximately $158 million. The Company’s stockholders will receive $33.00 for each share of Company common stock that they own. The transaction was approved by the Company’s stockholders on January 19, 2021 and all necessary regulatory approvals and waivers have been received. The parties expect that the propsed merger will be completed after market hours on May 28, 2021, pending the satisfaction or waiver of customary closing conditions. However, it is possible that factors outside the control of both companies could result in the merger being completed at a different time or not at all.

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

	Three Months Ended March 31,
	2021	2020

Noninterest Expense (GAAP)	$5,576	$5,510
Merger-related expenses (GAAP)	(151)	-
Noninterest expense, excluding merger-related expenses	$5,425	$5,510

Net Income (GAAP)	$2,123	$1,110
After tax merger-related expenses (GAAP)	121	-
Net income, excluding merger-related expenses	$2,244	$1,110

Earnings Per Share - Basic
GAAP	$0.46	$0.24
Excluding merger-related expenses	$0.46	n/a

Earnings Per Share - Diluted
GAAP	$0.46	$0.24
Excluding merger-related expenses	$0.46	n/a

Average Assets (GAAP)	$1,048,584	$975,543

Return on Average Assets
GAAP	0.82%	0.46%
Excluding merger-related expenses	0.87%	n/a

Average Equity (GAAP)	$145,423	$141,938

Return on Average Equity
GAAP	5.92%	3.15%
Excluding merger-related expenses	6.26%	n/a

Comparison of Financial Condition at March 31, 2021 and December 31, 2020

General. The Company’s total assets was $1.1 billion at both March 31, 2021 and December 31, 2020, respectively. Cash and cash equivalents increased $38.8 million, or 76.8%, net loans receivable decreased $23.3 million, or 3.2%, and investment and mortgage-backed securities decreased $2.1 million, or 1.1%, for the three months ended March 31, 2021.

Cash and Cash Equivalents. Cash and cash equivalents increased $38.8 million, or 76.8%, to $89.3 million at March 31, 2021 from $50.5 million at December 31, 2020. The increase in cash and cash equivalents was primarily the result of a $23.9 million increase in deposits and a $22.7 decrease in loans partially offset by a $10.8 decrease in FHLB advances.

Investment Securities. Investment securities available for sale decreased $1.6 million, or 1.7%, to $88.4 million at March 31, 2021 from $90.0 million at December 31, 2020. Purchases of investment securities totaled $7.4 million during the three months ended March 31, 2021 which included $641,000 in securities purchased but not settled as of quarter end. The purchases during the period were offset by calls and maturities of $7.5 million and a $1.5 million decrease in the unrealized gain on investment securities during the three months ended March 31, 2021.

Equity Securities. Equity securities available for sale were $2.6 million at both March 31, 2021 and December 31, 2020, respectively. There were no purchases or sales of equity securities during the three months ended March 31, 2021.

Mortgage-Backed Securities. The Company’s mortgage-backed securities available for sale decreased $555,000, or 0.6%, to $95.0 million at March 31, 2021 from $95.5 million at December 31, 2020. Purchases of mortgage-backed securities totaling $14.5 million during the three months ended March 31, 2021 were offset by repayments of $8.1 million, sales of $5.7 million, and a $1.0 million decrease in the unrealized gain on mortgage-backed securities during the period.

Loans. At March 31, 2021, net loans were $711.4 million, or 66.8% of total assets, compared to $734.8 million, or 69.9% of total assets at December 31, 2020. One-to-four family residential and construction loans, commercial business loans, home equity loans and lines of credit, and other loans decreased $12.6 million or 6.6%, $7.5 million or 9.6%, $5.0 million or 5.2%, and $55,000 or 10.9%, respectively. The decreases were a result of loan payoffs and amortization exceeding loan production during the period. Commercial real estate and construction loans increased $1.9 million, or 0.5%.

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

Deposits increased $23.9 million, or 3.0%, to $833.1 million at March 31, 2021 from $809.2 million at December 31, 2020. The increase resulted from a $25.4 million, or 4.2%, increase in demand and savings accounts partially offset by a $1.5 million, or 0.8%, decrease in time deposits during the three months ended March 31, 2021. The increase in demand and savings accounts resulted from increases in both business and consumer products. The increases were primarily the result of inflows from several sources including additional government stimulus, second round PPP loan proceeds, and maturing time deposits. Non-interest-bearing checking accounts, savings accounts, and interest-bearing checking accounts increased $16.7 million or 9.5%, $9.9 million or 5.8%, and $1.5 million or 1.2%, respectively. Money market accounts decreased $2.7 million, or 2.2% during the period.

Borrowings. Borrowed funds, which includes short and long-term borrowings and securities sold under agreements to repurchase, decreased by $10.8 million, or 11.7%, to $82.2 million at March 31, 2021 from $93.0 million at December 31, 2020. The decrease was primarily due to a decrease in long-term borrowings resulting from $8.5 million in maturities and an additional $2.3 million in principal repayments. Financing lease liabilities, which are also included in long-term borrowings, were $2.9 million at March 31, 2021 and $3.0 million at December 31, 2020. There were no short-term borrowings at March 31, 2021 or December 31, 2020.

Stockholders’ Equity. Stockholders’ equity decreased $894,000, or 0.6%, to $145.1 million at March 31, 2021 from $146.0 million at December 31, 2020. The decrease was a result of a $2.0 million decrease in accumulated other comprehensive income related to changes in the fair value of available for sale debt securities and $1.0 million in dividends paid during the period partially offset by net income of $2.1 million.

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

	For the Three Months Ended March 31,
	2021			2020
	Average			Average
	Outstanding			Outstanding
	Balance	Interest	Yield/ Rate	Balance	Interest	Yield/ Rate
Interest-earning assets:
Loans	$734,044	$7,575	4.13%	$712,469	$7,813	4.36%
Investment and mortgage-backed securities	186,585	888	1.90%	159,493	992	2.49%
FHLB and other restricted stock	8,718	106	4.97%	7,579	143	7.57%
Interest-earning deposits	56,528	13	0.09%	27,800	88	1.28%
Total interest-earning assets	985,875	8,582	3.49%	907,341	9,036	3.96%
Noninterest-earning assets	62,709			68,202
Total assets	$1,048,584			$975,543
Interest-bearing liabilities:
Savings accounts	$178,208	40	0.09%	144,801	53	0.15%
Time Deposits	205,895	797	1.57%	239,852	1,283	2.15%
Money market accounts	120,982	60	0.20%	103,871	265	1.03%
Demand and NOW accounts	124,821	53	0.17%	109,592	71	0.26%
Total interest-bearing deposits	629,906	950	0.61%	598,116	1,672	1.12%
Borrowings	83,343	423	2.03%	99,195	531	2.14%
Securities sold under agreements to repurchase	3,439	2	0.20%	3,980	4	0.44%
Total interest-bearing liabilities	716,688	1,375	0.78%	701,291	2,207	1.26%
Noninterest-bearing deposits	184,418			129,217
Noninterest-bearing liabilities	2,055			3,097
Total liabilities	903,161			833,605
Stockholders' equity	145,423			141,938
Total liabilities and stockholders' equity	$1,048,584			$975,543

Net interest income		$7,207			$6,829
Net interest rate spread (1)			2.71%			2.70%
Net interest-earning assets (2)	$269,187			$206,050
Net interest margin (3)			2.96%			3.02%
Average interest-earning assets to interest-bearing liabilities	137.56%			129.47%
(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended March 31, 2021 and 2020

General. Net income for the quarter ended March 31, 2021 was $2.1 million compared to $1.1 million for the quarter ended March 31, 2020, an increase of $1.0 million, or 91.3%. Net income for the quarter ended March 31, 2021 was impacted by merger expenses of $151,000 ($121,000 after tax) related to the pending merger with Dollar. Excluding the after tax impact of the merger-related expenses, net income would have been $2.2 million. Earnings per share for the current period was $0.46 for basic and $0.46 for fully diluted ($0.46 and $0.46, respectively, excluding the merger-related expenses) compared to $0.24 for basic and $0.24 for fully diluted for the same period in 2020.

The Company’s annualized return on average assets (ROA) and annualized return on average equity (ROE) for the quarter ended March 31, 2021 were 0.82% and 5.92%, respectively, (0.87% and 6.26%, respectively, excluding the merger-related expenses) compared to 0.46% and 3.15%, respectively, for the quarter ended March 31, 2020.

Net Interest Income. Net interest income for the quarter ended March 31, 2021 was $7.2 million, an increase of 5.5%, compared to $6.8 million for the quarter ended March 31, 2020. The increase was primarily the result of a decrease in both the balance and cost of interest-bearing liabilities as well as an increase in the balance of interest-earning assets partially offset by a decrease in the yield on interest-earning assets. The net interest rate spread and net interest margin were 2.71% and 2.96%, respectively, for the three months ended March 31, 2021, compared to 2.70% and 3.02%, respectively, for the three months ended March 31, 2020.

Interest and Dividend Income. Total interest and dividend income decreased $454,000, or 5.0%, to $8.6 million for the three months ended March 31, 2021 compared to $9.0 million for the three months ended March 31, 2020. The decrease was primarily the result of a 47 basis point decrease in the average yield on interest-earning assets to 3.49% for the three months ended March 31, 2021 from 3.96% for the same period in the prior year as a result of lower short-term interest rates. The decrease in total interest and dividend income resulting from the decrease in the average yield was partially offset by an increase in the average balance of interest-earning assets of $78.5 million, or 8.7%, to $985.9 million for the three months ended March 31, 2021 compared to the same period in the prior year.

Interest income on loans decreased $238,000, or 3.1%, to $7.6 million for the three months ended March 31, 2021 compared to $7.8 million for the three months ended March 31, 2020. The decrease was primarily the result of a 23 basis point decrease in the average yield on loans receivable to 4.13% for the three months ended March 31, 2021 from 4.36% for the same period in the prior year. The decrease in interest income resulting from the decrease in the average yield was partially offset by an increase in the average balance of loans receivable of $21.6 million, or 3.0%, to $734.0 million for the three months ended March 31, 2021 compared to the same period in the prior year.

Interest income on investment and mortgage-backed securities decreased $104,000, or 10.5%, to $888,000 for the three months ended March 31, 2021 compared to $992,000 for the three months ended March 31, 2020. The decrease was primarily the result of a 59 basis point decrease in the average yield earned on investment and mortgage-backed securities to 1.90% for the quarter ended March 31, 2021 from 2.49% for the same period in the prior year. The decrease in interest income resulting from the decrease in the average yield was partially offset by an increase in the average balance of investment and mortgage-backed securities of $27.1 million, or 17.0%, to $186.6 million for the three months ended March 31, 2021 compared to the same period in the prior year.

Dividend income on FHLB and other restricted stock decreased $37,000, or 25.9%, to $106,000 for the three months ended March 31, 2021 compared to $143,000 for the three months ended March 31, 2020. The decrease primarily resulted from a 260 basis point decrease in the average yield to 4.97% for the three months ended March 31, 2021 from 7.57% for the same period in the prior year. The FHLB decreased the dividend yield on both activity and membership stock as of the first quarter of 2021. The decrease in interest income resulting from the decrease in the average yield was partially offset by an increase in the average balance of FHLB stock and other restricted stock of $1.1 million, or 15.0%, to $8.7 million for the three months ended March 31, 2021 compared to the same period in the prior year.

Interest income on interest-earning deposits decreased $75,000, or 85.2%, to $13,000 for the three months ended March 31, 2021 compared to $88,000 for the three months ended March 31, 2020. The decrease was primarily the result of a 119 basis point decrease in the average yield on interest-earning deposits to 0.09% for the three months ended March 31, 2021 from 1.28% for the same period in the prior year as a result of lower short-term interest rates. The decrease in interest income resulting from the decrease in the average yield was partially offset by an increase in the average balance of interest-earning deposits of $28.7 million, or 103.3%, to $56.5 million for the three months ended March 31, 2021 compared to the same period in the prior year.

Interest Expense. Total interest expense decreased $832,000, or 37.7%, to $1.4 million for the three months ended March 31, 2021 compared to $2.2 million for the three months ended March 31, 2020. The decrease was primarily the result of a 48 basis point decrease in the average cost of interest-bearing liabilities to 0.78% for the three months ended March 31, 2021 from 1.26% for the three months ended March 31, 2020 as a result of lower short-term interest rates. The decrease in total interest expense resulting from the decrease in the average cost was partially offset by an increase in the average balance of interest-bearing liabilities of $15.4 million, or 2.2%, to $716.7 million for the three months ended March 31, 2021 compared to the same period in the prior year.

Interest expense on deposits decreased $722,000, or 43.2%, to $1.0 million for the three months ended March 31, 2021 from $1.7 million for the three months ended March 31, 2020. The decrease was primarily the result of a 51 basis point decrease in the average cost of interest-bearing deposits to 0.61% for the three months ended March 31, 2021 from 1.12% for the same period in the prior year due to lower short-term interest rates. Additionally, the average balance of time deposits decreased $34.0 million, or 14.2%, for the three months ended March 31, 2021 compared to the same period in the prior year. Partially offsetting those decreases was an increase in the average balance of savings, money market, and demand and NOW deposit accounts of $33.4 million or 23.1%, $17.1 million or 16.5%, and $15.2 million or 13.9%, respectively, for the three months ended March 31, 2021 compared to the same period in the prior year.

Interest expense on borrowed funds decreased $108,000, or 20.3%, to $423,000 for the three months ended March 31, 2021 from $531,000 for the three months ended March 31, 2020. The decrease was primarily the result of a decrease in the average balance of borrowings of $15.9 million, or 16.0%, to $83.3 million for the three months ended March 31, 2021 compared to the same period in the prior year. Additionally, there was an 11 basis point decrease in the average cost of borrowings to 2.03% for the three months ended March 31, 2021 from 2.14% for the same period in the prior year. The decrease in the average cost of borrowed funds was primarily the result of maturities during the quarter ended March 31, 2021.

Provision for Loan Losses. Provision for loan losses decreased $400,000, or 72.7%, to $150,000 for the three months ended March 31, 2021 compared to $550,000 for the three months ended March 31, 2020. In management’s judgment, the allowance for loan losses is sufficient to cover losses inherent in the loan portfolio relative to loan mix, economic conditions and historical loss experience. The provision for the prior year quarter was impacted by a number of things including increases in several qualitative factors, some of which were directly impacted by the COVID-19 pandemic, an increase in loan balances included in the allowance calculation and increased reserves required on a few loans which had experienced a deterioration in quality. See Footnote 9 in the Notes to Consolidated Financial Statements (Unaudited) for additional information.

Noninterest Income. Noninterest income increased $635,000, or 118.7%, to $1.2 million for the three months ended March 31, 2021 compared to $535,000 for the three months ended March 31, 2020. The increase was primarily the result of a $731,000 change in the net equity securities fair value adjustment partially offset by decreases in investment management fees and service charges of $105,000 or 47.7%, and $71,000 or 9.7%, respectively, for the quarter ended March 31, 2021 compared to the same period in the prior year

Noninterest Expenses. Noninterest expenses totaled $5.6 million for the quarter ended March 31, 2021, compared to $5.5 million for the quarter ended March 31, 2020. Excluding the merger-related expenses of $151,000, noninterest expenses totaled $5.4 million for the quarter ended March 31, 2021. The decrease in noninterest expenses, excluding merger-related expenses, was primarily the result of a $152,000, or 4.5%, decrease in compensation and employee benefits expenses partially offset by a $111,000, or 252.3%, increase in federal deposit insurance for the three months ended March 31, 2021 compared to the same period in the prior year. The higher federal deposit insurance during the period was the result of the elimination of the small bank credits which had been applied in the prior period and have since been fully utilized.

Income Tax Expense. The Company recorded a provision for income tax of $528,000 for the three months ended March 31, 2021 compared to $194,000 for the three months ended March 31, 2020. The increase in income tax was primarily the result of an increase in taxable income as well as a higher effective tax rate for the period. The effective tax rate was 19.9% for the three months ended March 31, 2021 compared to 14.9% for the three months ended March 31, 2020.

Non-Performing and Problem Assets

The table below sets forth the amounts and categories of non-performing assets at the dates indicated (dollars in thousands).

	March 31,	December 31,
	2021	2020
Non-accrual loans:
One-to-four family residential and construction	$1,759	$1,911
Commercial real estate and construction	2,031	2,196
Home equity loans and lines of credit	171	173
Commercial business	677	683
Other	—	2
Total nonaccrual loans	4,638	4,965
Loans past due 90 days and still accruing	—	—
Total non-performing loans	4,638	4,965
Foreclosed real estate	329	488
Total non-performing assets	$4,967	$5,453

Ratios:
Non-accrual loans to total loans	0.64%	0.67%
Non-performing loans to total loans	0.64%	0.67%
Non-performing assets to total assets	0.47%	0.52%
Allowance for loan losses to non-performing loans	172.04%	157.93%

As of March 31, 2021 and December 31, 2020, there were two loans modified as TDRs. Loans in the process of foreclosure totaled $1.6 million at March 31, 2021.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. The Company’s primary sources of funds consist of deposit inflows, loan repayments and sales, advances and short-term borrowings from the FHLB, repurchase agreements and maturities, principal repayments and sales of available-for-sale securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general market interest rates, economic conditions and competition. The Company’s Asset/Liability Management Committee, under the direction of the Chief Financial Officer, is responsible for establishing and monitoring liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the funding needs of the Company including borrowing needs and deposit withdrawals of the Bank’s customers as well as unanticipated contingencies. At March 31, 2021, the Company’s cash and cash equivalents amounted to $89.3 million. Management believes there are sufficient sources of liquidity to satisfy short- and long-term liquidity needs as of March 31, 2021.

Time deposits due within one year of March 31, 2021 totaled $105.1 million, or 12.6% of total deposits. If these deposits do not remain with the Bank, it may be required to seek other sources of funds, including loan and securities sales, repurchase agreements and FHLB advances and short-term borrowings. The Company believes, however, based on historical experience and current market interest rates, it will retain upon maturity a large portion of time deposits with maturities of one year or less. The Company’s maximum borrowing capacity at the FHLB at March 31, 2021 was $386.6 million.

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

Stockholders’ equity decreased $894,000, or 0.6%, to $145.1 million at March 31, 2021 from $146.0 million at December 31, 2020. The decrease was a result of a $2.0 million decrease in accumulated other comprehensive income related to changes in the fair value of available for sale debt securities and $1.0 million in dividends paid during the period partially offset by net income of $2.1 million.

Current regulatory requirements specify that the Bank and similar institutions must maintain regulatory capital sufficient to meet tier 1 leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios of at least 4.00%, 4.50%, 6.00% and 8.00%, respectively. At March 31, 2021, the Bank was in compliance with all regulatory capital requirements with ratios of 11.35%, 17.37%, 17.37% and 18.57%, respectively, and was considered “well capitalized” under regulatory guidelines.

As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies have adopted a rule to establish for institutions with assets of less than $10 billion that meet other specified criteria a “community bank leverage ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) that such institutions may elect to utilize in lieu of the generally applicable leverage and risk-based capital requirements noted above. The federal banking agencies adopted 9% as the applicable ratio, however, in response to COVID-19, they temporarily reduced the ratio to 8% effective March 31, 2020. Institutions with capital meeting the specified requirements and electing to follow the alternative framework will be considered compliant with all applicable regulatory capital and leverage requirements, including the requirement to be “well capitalized.” The Bank did not utilize the community bank leverage ratio framework in its March 31, 2021 Call Report and maintains the right to opt-in or opt-out of the framework in any subsequent quarter.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, the Company routinely is a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans the Bank makes. At March 31, 2021, there were $117.6 million in loan commitments outstanding of which $55.4 million were for commercial loans and lines, $35.6 million were for one- to four-family and construction loans, and $26.6 million were for standby letters of credit and other commitments including consumer overdraft lines.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2021, an evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the President and Chief Executive Officer, and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2021.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2021, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15-d15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

At March 31, 2021, the Company was not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business. At March 31, 2021, the Company was not involved in any legal proceedings, the outcome of which management believes would be material to the Company’s financial condition or results of operations.

Item 1A. Risk Factors

There have been no material changes in risk factors applicable to the Company from those disclosed under the heading “Risk Factors” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 31, 2021.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of common stock of the Company during the first quarter of 2021:

Maximum
			Total Number of	Number of
			Shares Purchased	Shares That May
			as Part of	Yet Be
			Publically	Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans or
Period	Shares Purchased	Paid Per Share	or Programs	Programs (1)
January 1-31, 2021	—	$—	—	230,000
February 1-28, 2021	—	—	—	230,000
March 1-31, 2021	—	—	—	230,000
Totals	—	$—	—
(1)	On January 29, 2020, the Company announced that its Board of Directors approved a new stock repurchase program. Pursuant to the new stock repurchase program, the Company may repurchase up to 230,000 shares of its common stock, or approximately 5% of its current outstanding shares. The stock repurchase program may be carried out through open market purchases, block trades, negotiated private transactions or pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission rules. The stock may be repurchased on an ongoing basis and will be subject to the availability of stock, general market conditions, the trading prices of the stock, alternative uses for capital and the Company’s financial performance. On March 19, 2020, the Company temporarily suspended its stock repurchase plan. To date, no shares have been repurchased under this program.

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

STANDARD AVB FINANCIAL CORP.

Date: May 14, 2021	/s/ Andrew W. Hasley
Andrew W. Hasley
President and Chief Executive Officer

Date: May 14, 2021	/s/ Susan A. Parente
Susan A. Parente
Executive Vice President and Chief Financial Officer